Form 10KSB40
period 1999-12-31
ADSTAR COM INC
filed 2000-03-30
CIK 1091599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

                   For the Fiscal Year ended December 31, 1999

|_| Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                       Commission File Number 333-90649

                                AdStar.com, Inc.
                                ----------------
                 (Name of Small Business Issuer in its Charter)

                  Delaware                                 22-3666899
                  --------                                 ----------
        (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization                 Identification No.)

        4553 Glencoe Avenue, Suite 300, Marina del Rey, California 90292
        ----------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                  Registrant's telephone number (310) 577-8255

Securities registered under Section 12(b) of the Exchange Act:

              Title of Each Class                          Name of Each Exchange
              -------------------                           on Which Registered
    Common Stock, par value $.0001 per share               ---------------------
                    Warrants                               Boston Stock Exchange

Securities Registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.0001 per share
--------------------------------------------------------------------------------
                                 Title of Class

                                    Warrants
--------------------------------------------------------------------------------
                                 Title of Class

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      For the year ended December 31, 1999, the revenues of the registrant were $1,685,000.

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq Market on March 27, 2000 of $7.375 was approximately $12,500,000.

      As of March 27, 2000, the registrant has a total of 2,820,264 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                ADSTAR.COM, INC.

                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
  Item 1.  Description of Business...........................................  5
  Item 2.  Description of Property........................................... 17
  Item 3.  Legal Proceedings................................................. 18
  Item 4.  Submission of Matters to a Vote of Security Holders............... 18

PART II
  Item 5.  Market for Common Equity and Related Stockholder Matters.......... 19
  Item 6.  Management's Discussion and Analysis of Operations of Financial
           Condition and Results of Operation................................ 21
  Item 7.  Financial Statements..............................................F-1
  Item 8.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure.............................................. 26

PART III
  Item 9.  Directors and Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................. 27
  Item 10. Executive Compensation............................................ 30
  Item 11. Security Ownership of Certain Beneficial Owners and Management.... 32
  Item 12. Certain Relationships and Related Transactions.................... 33
  Item 13. Exhibits, List and Reports on Form 8-K............................ 34

                           FORWARD-LOOKING STATEMENTS

      Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of our early stage operations, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. The terms "we", "our", "us", or any derivative thereof, as used herein shall mean AdStar.com, Inc., a Delaware corporation.

                                     PART I

Item 1. Description of Business

OUR BUSINESS

AdStar has developed a one-stop marketplace on the Web for advertisers to buy classified ads. We enable advertisers by accessing our Web site on their computers to plan, schedule, compose and purchase classified advertising from a large number of print and on-line publishers. Our service will permit both professional and non-professional advertisers, including the general public, to create and submit to one or many publishers any number of ads, 24 hours a day, seven days a week, using any recognized Web browser.

This new Web-based service is an outgrowth of our historical business that, since 1986, has offered professional advertisers the ability to place ads electronically with a growing number of the largest newspapers in the United States based on circulation. Using this system, we have become the largest provider of remote entry for classified ads into newspapers in the United States. However, because of the high cost of installation, training and on-going support at advertiser sites, our system has been limited to use by large advertisers or ad agencies for placement of ads in the largest newspapers in the United States. We have had losses from operations in each of the last three years.

In order to eliminate the cost impediments to the expansion of our historical remote ad entry business and broaden our market penetration, we have developed and recently implemented a Web-based service through our Web site, Advertise123.com. By accessing our Web site using any recognized Web browser, advertisers can:

            o Select publications for ad placement, including both print and on-line media;

            o Compose and format ads using formats supported by each publication;

            o     Preview the ad as it will appear in each publication;

            o     Specify editions and scheduled publication dates;

            o     Electronically transfer ads to the selected publications; and

            o     Price and pay for each ad using a credit or debit card.

In contrast to our historical business, from which we have earned revenue from software licensing fees, our Advertise123.com revenues are transaction fee based; allowing us to earn revenue based on numbers of ads and advertising dollar volume. Our principal executive office is located at 4553 Glencoe Avenue, Suite 300, Marina del Rey, California 90292. Our telephone number is (310) 577-8255 and our Web site addresses are www.AdStar.com and www.Advertise123.com.

BUSINESS

Since 1986 we have enabled advertisers to place classified advertisements in publications by electronic means. Our historic AdStar business, was confined to permitting some large advertisers to place classified ads in a limited number of newspapers through the use of our proprietary software. Our new Advertise123.com service, offers anyone with access to the Internet the opportunity to create, price, pay for and submit a classified ad for publication in print or on-line in one or more of an increasing number of publications.

THE CLASSIFIED ADVERTISING MARKET

Classified newspaper advertisements consist of small to full page print and combined print and graphic or pictorial advertisements that appear in designated sections and are organized by category. The principal categories of classified ads are employment, automotive and real estate. Classified ads generated approximately $18.6 billion in revenues for daily newspapers in the United States in 1999. Classified ads are placed by advertising agencies, large and small businesses and individuals. Some large volume advertisers enter into contractual relationships with publishers providing for discounted rates in return for volume commitments.

Classified advertising in newspapers represents one of the highest margin revenue sources for newspapers. Although the market for classified advertising on-line is relatively new, it is growing rapidly.

Most classified ads are placed by the advertiser or its agent directly with a newspaper by telephone, fax, email, mail or messenger. The process can be cumbersome, time consuming and inefficient. Ads placed in this way are susceptible to error and misunderstanding in the voice or fax transmission or in re-keying print submissions; they may require multiple phone calls or faxes especially if ads are being placed in more than one newspaper; they require familiarization with each newspaper's separate printing and pricing practices; access both by phone and fax may be available only during limited business hours and even then access may be difficult in periods of heavy phone activity or facsimile transmission activity and there is much duplication of work between the advertiser and the newspaper.

OUR HISTORICAL APPROACH -- THE ADSTAR REMOTE AD ENTRY SOLUTION

Our AdStar business is based on technology we developed that simplifies the media buying process by providing professional advertisers with software to compose and submit advertising directly into a newspaper's computer systems. Our software automatically adapts the ad to the publisher's formatting specifications. This technology affords the advertiser greater control of the advertising process, including:

            o submission of ads directly into a newspaper's classified ad system;

            o     ability to work closer to deadlines;

            o fewer errors from copy re-keying, elimination of messengers and overnight delivery;

            o     simplified resubmission of ads;

            o     administrative and reporting functions; and

            o     in many cases, more favorable rates.

One of the principal advantages of this system is that the advertiser using our software is able to view the computer screen and configure the ad exactly as it will run in the selected newspapers. Another important advantage is that with our system the information viewed by the user for all publishers is the same, so users do not have to learn a different system for each publisher.

In our AdStar business, we collect no fees from advertisers. Our clients are the newspapers to which we license our technology. These are primarily large metropolitan newspapers. The benefits of our AdStar system to newspapers are significant. By automating the ad input process, we reduce the time required of a publisher's personnel, as well as the publisher's total processing time; we virtually eliminate credits and give backs associated with re-keying copy errors; and we enable newspapers to extend ad deadlines to maximize revenues and permit integration of the automatic remote entry of advertisements into their computer system with their order entry, advertising and pagination systems. Our license agreements with newspapers are for terms of three to ten years. We charge fixed license and maintenance fees and installation charges, all of which are unrelated to the amount of advertising revenue generated by our licensed technology. While one or two single customers may account for more than 10% of our revenue in a single year, no customer has accounted for more than 10% in successive years. In 1997 the L.A. Times accounted for 13% of our revenues, in 1998 the Chicago Tribune accounted for 12% of our revenues and in 1999 no software client accounted for more than 10% of our total revenues .

Our license and support fees are circulation based. License fees range from $25,000 to $100,000 for the first year and from $6,000 to $18,000 for years two through ten. User support fees generally range between $6,000 to $30,000 per year during the life of a contract. Implementation fees usually are between $15,000 and $30,000, excluding hardware costs.

We also offer a fax management system. Under this system faxed ads are received, logged, stored and converted into text files at the newspaper. They are then routed to special workstations designed for split screen editing. This is a two way system allowing for manipulation of ads in various ways and interactive discourse between the newspaper and the advertiser for both interim and final fax-back acknowledgements of acceptance by the advertiser.

Fax management license fees are circulation based. License fees range from $20,000 to $80,000 for the first year and from $6,000 to $16,500 for years two through ten. Implementation fees generally range from $15,000 to $30,000, excluding hardware costs.

Our 43 current newspaper customers account for approximately 25% of the total 1999 Sunday newspaper circulation in the United States. These newspapers include major metropolitan newspapers including The Chicago Tribune, The Washington Post, The (Newark) Star Ledger, The Los Angeles Times, The Denver Post, The Miami Herald, The Philadelphia Inquirer, The (New York) Daily News and The (Atlanta) Journal-Constitution as well as smaller suburban and regional newspapers like the Ventura County (CA) Star, The (Lansdale PA) Reporter and
(NJ) Courier Post. In 1999, more than 1,400 advertiser locations, including advertising agencies like Bernard Hodes Advertising, TMP Worldwide, Shaker Advertising, Nationwide Advertising, and Austin Knight Advertising and large direct advertisers like Century 21, Coldwell Banker, Ford and General Cinema, placed, by our estimate, classified advertising valued at more than $175 million in newspaper revenue with our newspaper customers through our AdStar system. However, this volume represents less than 1% of the $18.6 billion in newspaper classified advertising sold in 1999.

However, this volume represents less than 1% of the $18.6 billion in newspaper classified advertising sold in 1999.

The use of our AdStar remote ad entry system has been limited to connecting large metropolitan newspapers with their highest volume commercial classified advertisers. Most classified advertisers are small and medium sized businesses which have been excluded from participating in the AdStar system, as has anyone seeking to place an ad with any of the approximately 1,500 daily and 7,200 weekly newspapers in the United States which are not among the 43 AdStar licensees. Additionally, the AdStar system does not provide for the placement of classified advertising in online publications. In order to overcome the limitations of our AdStar business and reach virtually the entire classified ad market, including the growing market for Internet publications, we commenced our Web-based classified ad service.

OUR NEW WEB-BASED CLASSIFIED AD MARKETPLACE -- ADVERTISE123.COM

Our new Advertise123.com Web site was launched in June 1999.It permits any prospective advertiser, individual or commercial, with Internet access, to:

            o     select print and on-line publications for ad placement;

            o     compose and format ads;

            o     preview ads;

            o     schedule publication dates;

            o     price and pay for ads at standard rates; and

            o     electronically submit ads to publications.

In order to use our Advertise123.com system, the advertiser accesses our Web site and composes and formats the ad for each selected publication. In certain cases, we support proprietary Web sites maintained by us for our publisher customers. The system incorporates the particular style, format and data parameters unique to each publication's advertising or ad posting system. For print ads this feature enables the user to preview the ad as it will appear in the publication, allowing an accurate sizing usually measured in lines or inches, of the ad which in turn usually determines the price of the print ad. Online publications usually place a limit on ad size based upon text size and have a fixed price for a given publication schedule. All these variables can be obtained from the publication and entered into our system so as to give anyone that qualifies the published rate.

If the advertiser pays for the ad by credit card or debit card we access a separate third-party on-line service that processes credit card and debit card payments on the Web. We either mark-up the ad with a fee, which is paid by the advertiser, or, if we have a preexisting arrangement, we deduct our fee from the amount paid to the publisher. In 1999 CareerPath.com, a new Web based client, accounted for 14% of our revenues.

Once the ad has been composed and formatted, the ad is transferred to the publication selected. If it is directed to a newspaper that is an AdStar licensee, the ad is transferred directly into that newspaper's computer publishing system. If the ad is directed to a publication which is not an AdStar licensee or which is an on-line publisher, then Advertise123.com transfers it by e-mail, fax or by means of an Internet file transfer protocol known as an FTP, as instructed by the publisher. We are encouraging more print publishers to acquire the necessary AdStar software to enable them to receive ads directly into their computer publishing systems from Advertise123.com; most online publishers that can accept FTP transfer of ads will be able to use their own software to accept Advertise123.com ad feeds.

OUR EVOLUTION

We believe that our Web-based ad-taking services represents a major improvement, with benefits to the advertiser and the publisher, not only over the way most classified ads are being placed today but even over those placed by our own remote entry process. Most classified ads are still manually placed in a person-to-person exchange by an individual, advertising agency or commercial entity with each publication in which the advertiser seeks to place an ad. This process is time consuming and expensive both for the advertiser and the publisher, particularly for advertisers not familiar with the procedures and cost schedules of a particular publication. In these cases, the placing of an ad may involve long telephone or repeat phone calls or fax transmissions or other communications before an ad is actually placed. The likelihood for error resulting in costly refunds or credits is high. We believe our AdStar remote entry process expedites the process and reduces the likelihood of these problems. But, it is available only for large advertisers, and then only with respect to their placing ads in print in any of our 43 newspaper customers. Our new Web-based ad taking process improves on this business model in the following respects:

            o It is accessible for use by any individual, small business or professional advertiser with access to a computer.

            o Classified ads may be placed by any of the above parties not only in our 43 remote entry newspaper customers but in many other print publications that we are enabling on our site.

            o Ads may be placed for dissemination online on any one of several Web sites engaged in the online distribution of classified ad postings.

            o Classified ads from non-contract advertisers can be priced and paid for in real time; ads from contract advertisers can be submitted directly to the publisher for invoicing to the advertiser.

            o A classified ad can be placed in multiple publications in one transaction.

            o While some of these features are available with various services currently being offered by others, we believe that we will be the only company offering all of these features in one service.

BUILDING AND MARKETING ADVERTISE123

Our first goal in making Advertise123.com into a marketplace for purchasing classified ads is to build a critical mass of newspapers and Web publishers that are accessible on our site as ad recipients. The more publishers accessible on Advertise123.com, the more attractive our service is to advertisers. In order to accelerate the build-up of Advertise123.com, we have begun adding publications to the site by using publicly available data. Consequently, we are able to control the pace at which publications are added. We refer to these publications as destination publications. At the same time we have entered into, and are actively marketing, agreements with publications that include a broad range of services. These services would include building and powering a private label site for the placement of classified ads and offering any special pricing that a publication indicates in addition to its published rates. We refer to these publications as partner publications. The input of information into our Web site is time consuming and restricts our ability to add new publishers to our Web site as fast as we would like.

As we build a critical mass of publishers, we are also focusing our marketing efforts on bringing advertisers to our site. On February 23, 2000, we announced that we had publications available to advertisers on Advertise123.com that enabled them to place ads in the top 10 designated market areas, or DMAs, in the country. On March 15, 2000, we announced that we had expanded market coverage to the top 20 DMAs; and on March 29, 2000 we had expanded coverage to the top 31 DMAs.

DISTRIBUTION AGREEMENTS

There are six major sites on the Web which aggregate and republish classified ads which appear in newspapers. None of these Web publishers originates ads on-line -- whether for publication online or in print. We are focusing our initial marketing efforts on promoting the e-commerce opportunity of Advertise123 to these Web publishers and through them to the participating newspapers whose classified ads are republished online by these publishers. We have entered into distribution agreements with two of these Web publishers:
AdOne, LLC (AdOne.com) and PowerAdz, LLC (PowerAdz.com), which enable them to offer versions of Advertise123 to their participating newspapers so that these newspapers can obtain ads through Advertise123.com for publication either online or in print. AdOne.com and PowerAdz.com provide online republication of the classified ads from approximately 1,200 newspapers. Under our distribution agreements, in order for anyone coming to one of our distribution partners' sites or the site of one of their participating newspapers added to our system -- to place an ad for publication in print or online -- the prospective advertiser will click-on a "place an ad" button which will link such party to a co-branded version of Advertise123.com hosted by us. As we implement this ad taking service for our distribution partners and their participating newspapers, each of these publications becomes accessible on Advertise123.com which enhances our value to advertisers.

Each of our distribution agreements grants us the right to provide our distribution partners and their participating newspapers with the ability to enable advertisers to select, transact and process ads for print and online publication from their Web sites and from Advertise123.com. For any advertisement entered on a Web site of a distribution partner or one of its participating newspapers -- which we call partnered sites -- and for any ad entered on Advertise123.com for placement on a partnered site or in a participating newspaper of one of our distribution partners, a percentage of the publisher's charges for this advertisement is divided among us and the other party or parties in the distribution chain to the transaction. Our agreements with AdOne and PowerAdz are for three years but may be terminated on short notice by either party. Our Advertise123.com service is being made available to users of the AdOne and PowerAdz Web sites. We have begun installing our ad entry software on the Web sites of their participating newspapers -- and these newspapers will join our Advertise123.com marketplace as their publications are also accessible on our Web site.

In addition, AdStar.com has recently entered into a distribution agreement with Recruitment Marketplace, a division of Landon Media Group, a major newspaper representative firm which represents over two thirds of the nation's newspapers. The Recruitment Marketplace division is dedicated to increasing newspaper exposure to recruitment advertising buyers and their agents. AdStar will provide Recruitment Marketplace's online channel for buying and selling print recruitment advertising. Recruitment Marketplace will drive increased recruitment advertising to the publications it represents via its soon to be released RecruitmentMarketPlace Web site. Advertisers who are solicited by Recruitment Marketplace will be able to go to its RecruitmentMarketplace.com Web site to create, schedule and submit their recruitment advertising directly to the newspaper. AdStar's Advertise123.com service will power the Recruitment Marketplace Web site.

SERVICE AGREEMENT

We have also entered into three year agreements with Web publishers, CareerPath.com and CareerEngine, which aggregate and republish job recruitment advertisements online. These agreements grant us the right to provide our Advertise123.com ad entry services on these Web sites, the co-branded Web sites of CareerPath.com's participating newspapers, and on CareerEngine's 23 category specific Web sites. This will enable prospective employers to place job related ads on these sites.

CareerPath.com sources its listings from the help wanted ads of more than 90 daily newspapers and from employer Web sites. We have installed a "Post A Job On-line" button on CareerPath.com and on the sites of its more than 90 participating newspapers which takes a prospective advertiser to a private label version of Advertise123.com.

CareerEngine sponsors the: ITClassifieds.com, SalesClassifieds.com and AccountingClassifieds.com Web sites. CareerEngine job counselors and recruiters help prospective candidates define, locate and secure career opportunities and/or consulting assignments. CareerEngine offers e-recruiting services to Fortune 1000 companies and has distribution partnerships with leading recruiting firms, which sell the services of CareerEngine's sites.

In addition to making the Advertise123.com service available directly from the respective Web sites of CareerPath.com and CareerEngine, advertising opportunities of both will be available directly from the Advertise123.com Web site. Pursuant to our service agreements, we receive installation fees and a percentage of revenues generated by the service. Our service with CareerPath.com and CareerEngine are fully operational.

OUR STRATEGY

We have now expanded our business to make remote ad entry available to virtually all newspapers and advertisers by utilizing the Internet. We believe this expansion is a natural extension of our business.

In working to establish Advertise123.com as a leading online e-commerce marketplace for publishers and classified advertisers to transact business, we intend to:

            o leverage our knowledge and experience in classified advertisements to establish our credibility in the Web-based ad taking business;

            o quickly build our online presence by covering the top DMAs in the country with destination publications;

            o rapidly build online business with our established newspaper customer base and commercial advertiser relationships;

            o expand the number of publications accessible on Advertise123.com and therefore its attractiveness to advertisers by emphasizing the e-commerce opportunities of our site for building ad revenues as well as the many proven advantages of remote ad entry over traditional manual methods of classified ad placement to both advertisers and publishers;

            o convert our revenue and pricing model from fixed software license fees to transaction fees for each ad purchased on Advertise123.com and the private label and co-branded sites which we host;

            o expand our ad placement distribution channels through private label and co-branded relationships with leading Web publishers which aggregate and republish print media classified ads but do not provide for ad entry; and

            o develop revenue sources for reporting trends and statistical information of interest to print and online publishers and advertisers assembled from data collected from our Web sites.

REVENUE

Our historical revenues have been derived principally from our license fees and installation charges billed to our newspaper customers for our AdStar remote ad entry service. We expect this revenue to continue in accordance with our outstanding license agreements.

Our revenue sources from Advertise123.com are expected to fall into the following categories:

(1) TRANSACTION FEES. These fees will be charged for placing classified ads on our Web site or on a partnered site. The charge for each advertisement by the online or print publication will be prepaid by the advertiser by credit card payment through third party facilities accessible online or in cases involving large volume purchases, in separate arrangements which we may establish with the advertiser. Fees for ads placed in print publications on our Advertise123.com Web site paid for by credit cards will generally be 10% of the cost of the ad, either as a mark-up to the ad price paid by the advertiser or a discount from the ad price remitted to the publisher, but may change as a result of changing market conditions. We expect those paid for by advertisers under contracts with publishers will carry a per ad charge of $.25. For those ads placed in existing AdStar newspapers there is no charge to the publisher for use of

Advertise123.com by contract advertisers. We expect that fees on ads which originate on the publisher's Web site which flow through our system will be subject to annual caps ranging from $6,000 to $33,000 per publisher. There are no caps for revenues on ads originating on Advertise123.com. Existing fees for online publications will range between 5% to 10% of the cost of the ad if originated on their Web site and 10% to 35% of the cost of the ad if originated on Advertise123.com. In our distribution arrangements, we share this fee with our partners. We expect our sharing arrangements to be separately negotiated for each distribution arrangement. Credit card fees in partner publications will be paid for by the publications or a fixed handling charge or percentage will be charged.

(2) CARRIAGE FEES. In co-marketing or co-branding situations in which we carry or display the brand of another company on our Web site, we will in certain circumstances charge a fixed fee, known in the trade as a carriage fee.

(3) MARKET RESEARCH REPORTS. We expect to be able to derive a separate revenue stream for providing market research and reporting services to both advertisers and newspapers based on data we are able to assemble from the operation of our Web-based market place.

(4) FEES FROM ADVERTISEMENTS ON OUR WEB SITE. Additional revenues should be provided by premium positioning and promotional advertising sold to media and advertising companies and carried on our Web site. Initially we may provide an opportunity to these prospective advertisers to advertise on our Web site without fee. As we develop activity on our site, we will adopt a rate schedule for these advertisers based on the number of "hits" each advertiser receives from visitors to our site.

COMPETITION

We expect to provide a "marketplace" or "one-stop-shop" Internet location for publishers and advertisers. We will be competing with all traditional methods of ad origination and entry -- as conducted by newspapers and Web publishers.

Our ability to compete will also depend upon the timing and market acceptance of our new Web-based ad taking service, the enhancements developed by us, the quality of our customer service, and the ease of use, performance, price and reliability of our services.

We also have to expect that other companies may enter our market and compete with us for ad origination business. Many of these potential new competitors may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. We cannot guarantee that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material and adverse effect on our financial position, results of operations and cash flows.

INTELLECTUAL PROPERTY

We regard our intellectual property as critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States to protect our proprietary rights. We do not currently own any patents. We have established trademark rights in the mark AD-STAR, based on our use of this mark since 1985 and our ownership of the incontestible United States trademark registration No. 1,497,387 for AD-STAR issued in 1988. While this registration covers computer programs for preparation, editing and electronic transmission of classified advertisements, we have expanded our use of the trademark AD-STAR to Internet-related advertising services and we will be filing a new trademark application to cover these services. Our trademark search, along with our longstanding use of the mark AD-STAR and our ownership of the U.S. Registration for AD-STAR, should entitle us to further registration, although we cannot guarantee how the Trademark Office will view our proposed application or whether our expanded use of the mark will encounter any opposition in the marketplace. We have also recently begun to use the trademark and Internet domain name Advertise123.com but have not yet applied for registration.

We seek to protect our proprietary rights through the use of confidentiality agreements with employees, consultants, advisors and others. We cannot guarantee that these agreements will provide adequate protection for our proprietary rights in the event of any unauthorized use or disclosure, that our employees, consultants, advisors or others will maintain the confidentiality of proprietary information, or that proprietary information will not otherwise become known, or be independently developed, by competitors.

We have licensed in the past, and expect that we may license in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties. While we attempt to ensure that the quality of our name and brand are maintained by our business partners, we cannot guarantee that these partners will not take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our solutions and technologies.

Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related industries are uncertain and still evolving, and we cannot make any guarantees as to the future viability or value of any of our proprietary rights or those of other companies within the industry. We cannot guarantee that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Any infringement or misappropriation, should it occur, could have a material adverse effect on our business, our results of operations of our financial condition. Furthermore, we cannot guarantee that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us.

EMPLOYEES

As of December 31, 1999, we had 28 full-time employees, including two in sales and marketing, two in business development, 11 in technical staff and product development, 10 in operations and customer support, and three in finance, accounting, clerical and administration. We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good. In order to implement our business plan for building our Web based service we expect over a relatively short period of time to significantly increase our work force. We will be looking to add approximately 13 people to our staff during the next 12 months as follows:

            o     7 people to our technical and product development staff

            o     2 persons to our operations and support staff;

            o     3 persons for marketing and business development staff; and

            o     1 person to our accounting and administrative staff.

         CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

      The following factors may affect the growth and profitability of the
Company:

Dividend Policy. We do not expect to pay any cash dividends on our common stock in the foreseeable future.

Limitation On Liability And Indemnification Matters. As authorized by the Delaware General Corporation Law, our certificate of incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for:

            o Any breach of the director's duty of loyalty to us or our stockholders;

            o Acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

            o Unlawful payments of dividends or unlawful stock redemptions or repurchases; or

            o Any transaction from which the director derived an improper personal benefit.

This provision limits our rights and the rights of our stockholders to recover monetary damages against a director for breach of the fiduciary duty of care except in the situations described above. This provision does not limit our rights or the rights of any stockholder to seek injunctive relief or rescission if a director breaches his duty of care.

Our certificate of incorporation further provides for the indemnification of any and all persons who serve as our director, officer, employee or agent, to the fullest extent permitted under the Delaware General Corporation Law.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

We have obtained a policy of insurance under which our directors and officers will be insured, subject to the limits of the policy, against certain losses arising from claims made against our directors and officers by reason of any acts or omissions covered under this policy in their capacities as directors or officers, including liabilities under the Securities Act.

      Growth Of Historical Adstar Business Is Limited. Our historical AdStar remote ad entry business is limited both in current size and growth potential due principally to the high cost of installation, training and on-going support at advertiser sites and the requirement that advertisers separately dial-up each publication in which they intend to buy an ad. Our ability to achieve sufficient revenues to justify the expectations of our investors is dependent on the success of our new online business which we believe eliminates these barriers. Our belief that we can successfully expand our business by migrating to a delivery system over the Internet may not be correct.

      Our New Online Business Is Unproven And May Not Be Successful. We did not begin to offer our remote ad entry services over the Internet until June 1999. Moreover, we know of no company that accepts classified ads online for publication both online and in print. Accordingly, we cannot guarantee that we will be able to generate the public interest necessary to sustain our business model. You must particularly consider the risks and difficulties frequently encountered by an early-stage business in a rapidly evolving market, which makes our ability to successfully implement our business plan uncertain. These risks include whether we will be able to:

            o     attract a large number of advertisers to our Web sites;

            o develop profitable pricing models for our transaction fees for ad placements over our Web sites;

            o     increase awareness of our Advertise123.com brand;

            o maintain current and develop new distribution relationships with highly trafficked sites of Web publishers;

            o continue to utilize our current software and effectively develop new software and systems;

            o     respond effectively to competitive pressures; and

            o     attract, retain and motivate qualified personnel.

We may not be able to successfully address these risks. Our failure to do so will adversely affect our ability to develop an online business.

      Our Unproven Online Business Model May Not Generate Expected Revenues. Because we have limited Internet experience, we cannot accurately forecast the source, magnitude or timing of our future revenues. Current expectations are that we will receive:

            o transaction-based fees for ads processed on our Web sites except where we agree to waive our fees in transactions between advertisers using our licensed software with newspapers paying us license fees;

            o     fixed fees to be paid by online media clients;

            o fees from media and advertising companies who advertise on our Web sites; and

            o fees from advertisers and newspapers for statistical reports generated by data assembled from ads processed on our Web sites.

      Our expectations with respect to future revenues are principally based on our ability to attract advertisers and publications to our Web sites and thus facilitate ad placements on these sites. In particular, our assumption that we will not encounter any significant resistance by publishers to accepting Web-based ads obtained by us may be wrong. Publishers might view transactions in which we deduct a transaction fee as reducing the amounts they would receive if they obtained the ads directly. Conversely, advertisers may be reluctant to pay a mark-up to published classified advertising costs. No standards exist for measuring the effectiveness of classified advertising. If because of these factors, the revenues are not generated in the amounts and within the time periods necessary to sustain our operations our prospects for our online business will be seriously compromised.

      We Have A History Of Losses And We Expect Increased Losses. For the years ended December 31, 1997, 1998 and 1999 we incurred net losses of approximately $60,000, $69,000, and $2,865,000 respectively. Our 1999 loss was principally attributable to expenses incurred in starting our new online business and offering expenses incurred in an earlier abandoned offering. We expect to continue to incur losses until we are able to significantly increase our Internet revenues from transaction fees based on the number of ad purchases transacted on our Web sites. Our operating expenses are expected to continue to increase significantly in connection with our proposed expanded activities. Our future profitability will depend on our ability to increase our online advertiser base and transaction revenues while controlling our costs. We may not be able to achieve profitability.

      We May Be Unable To Obtain The Additional Capital Required To Grow Our Business. Our ability to grow depends significantly on our ability to substantially increase our work force. Our operating expenses will increase substantially as the number of employees increases. We estimate that the costs associated with the increase of the number of our employees from 28 at December 31, 1999 to 41 over a period of 12 months will be at least $1,500,000. We expect that the net proceeds from our recent offering will be sufficient to meet our cash needs for at least 12 months. However, if the actual costs of our expanded operations are higher than projected or the revenues from our new operations fall below our current expectations, we may need additional financing before the expiration of 12 months. In either event if our revenues are insufficient to provide the necessary cash flow for ongoing operations, we will need to seek additional capital from public or private equity or debt sources to fund our growth and operating plans and respond to other contingencies. We may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding, which would have a material and adverse effect on the successful implementation of our planned business expansion.

      Our New Online Service Is Only Partially Implemented. Our Advertise123.com Web-based service is currently available for the placement of ads with a growing number of publishers. Until our Web site can display a critical mass of publishers, we do not expect to attract a significant number of advertisers to our Web site and cannot guarantee its performance as a commercial sales channel.

      Our Early Stage And Untested Internet Operations Are Particularly Vulnerable To Breakdowns In Service. As an early stage Internet business, we are particularly vulnerable to break downs and interruptions in our service which could disrupt our ability to provide continued and sustained support to advertisers and publishers. We have not yet suffered any breakdowns in service. However, our service has not yet been tested by repeated and continuous use and vulnerability to interruptions in service should increase as we develop increased traffic on our Web site. If because of interruptions our customers and prospective customers lose faith in our ability to service their needs, they may choose more traditional and dependable means for placing their classified ads. If this were to occur, we will not be successful in building an on-line business.

      The Successful Introduction Of Our New Online Business May Diminish The Value Of Our Historical Licensed Software Business, Causing Many Of Our Newspaper Customers To Terminate Or Not Renew Their Software License Agreements. Once our Web site is fully implemented, its versatility may encourage many of the more than 1,400 large advertisers currently using our AdStar software, to process their ad buys on Advertise123.com. This in turn may reduce the value of our licensed software to our newspaper customers which could discourage them from renewing their license agreements with us. We have experienced a decline in our revenues from our historical business from $1,559,000 in 1998 to $1,418,000 in 1999. Our loss of any revenue source would need to be replaced with transaction fees from ad buys on our Web sites. The failure to replace license fees with transaction fees will materially and adversely affect our revenue and cash flow. We received revenues from our internet business of $267,000 in 1999.

      Our Online Business Could Face Competition From Many Sources. We are unaware of any company which provides a centralized on-line sales channel for the selection, transaction and processing of classified ads in multiple print and on-line publications. Those publishers which accept and process ads by traditional means like telephone, facsimile transmission and printed copy submissions are potential competitors. Advertise123.com seeks to attract advertisers to its Web site to capture the transaction whereby they will select and process classified ads before they contact a publisher directly. Our ability to compete successfully will depend on the cost effectiveness of our services and whether the transaction fees charged to publishers for ads processed through Advertise123.com are economical.

      In addition, many companies not now in the business of providing online remote ad entry and possessing larger capital resources than we do may seek to develop their own technology and enter into the business of offering a similar broad based, centralized on-line classified ad placement services to ours. Many of these companies will have longer operating histories, greater name recognition, larger customer bases and significantly greater technical and marketing resources than we have. As a result, they may be able to respond more quickly than us to new or emerging technologies and can devote greater resources than us to development, promotion and sale of their services. Faced with this type of competition, our ability to compete effectively and operate profitably cannot be assured.

      We May Be Unable To Manage Our Growth Which Contemplates 50% Increase In Our Work Force. Our business plan contemplates an increase in the number of our employees from 28 to 42 over a period of 12 months. The recruitment, training and integration of these persons into our operations will place a significant strain on our managerial, operational and financial resources. To handle this influx of personnel and our projected growth in customer base and operations we must install and operate new and more complex accounting, bookkeeping and telephone systems. We cannot guarantee that we will be able to manage effectively the expansion of our operations or that our personnel, systems, procedures and controls will be adequate to meet our anticipated future operations. If this were to occur, it would materially and adversely affect our business and prospects.

      We May Not Be Able To Retain Key Existing Employees Or Attract The Large Number Of Additional Employees Essential To The Success Of Our New Online Business. Our performance is substantially dependent on the performance of our senior management and key technical personnel and on our ability to attract the new internet oriented employees required in the implementation of our business plan. Our success depends in the first instance on the continued efforts of our Chief Executive Officer, Leslie Bernhard, and of our Executive Vice President and Chief Technical Officer, Eli Rousso. In addition, our future personnel needs contemplate a 50% increase in our work force over a period of 12 months. The competition for Internet oriented people of the type we will be seeking is intense and we may be hard pressed to find the personnel needed as fast as we need them. If we are unable to retain our key existing employees or to rapidly attract, hire and assimilate the qualified employees we will be seeking, the growth of our online business will be arrested and we will not be able to meet the projected revenue increases within the time period contemplated in our business plan, if at all.

      We Are Vulnerable To Potential Lawsuits Regarding Ad Content Or System Failure. Because we facilitate the placement of advertisements in print and online publications, potential claims may be asserted against us for negligence, defamation or personal injury, or based on other theories, due to the nature of the content of these advertisements. Our technology does not contemplate our reviewing classified advertisements processed on our Web sites for libelous or other statements that might give rise to possible liability.

      Although we carry general liability insurance, our coverage may not cover potential claims or may not be adequate to fully indemnify us. Any imposition of liability or legal defense expenses that are not covered by insurance or that are in excess of our insurance coverage could place a strain on our available cash resources, could seriously jeopardize the success of our business plan and could materially and adversely affect our financial position, results of operations and cash flows.

      Our Limited Internet Experience May Affect Our Ability To Deal Effectively With Technological Change. Our new on-line business is characterized by:

      o     rapidly changing technology;

      o     evolving industry standards;

      o     frequent new product and service announcements;

      o     introductions and enhancements; and

      o     changing customer demands.

      These market characteristics are heightened by the emerging nature of the Internet and Internet advertising and in particular by our limited experience and short operating history in this market. For these reasons, our future success depends on:

      o our ability to adapt the rapidly changing technologies to the needs of our advertising and publishing clients; and

      o our ability to continually improve the performance, features and reliability of our online services.

      Furthermore, we do not know if we will have the experience and talent to overcome technical difficulties that may arise from time to time that could delay or prevent the successful design, development, testing, introduction or marketing of solutions, or that any new solutions or enhancements to existing solutions will adequately meet the requirements of our current and prospective customers and achieve any degree of significant market acceptance. If we are unable, for technological or any other reasons, to develop and introduce new solutions or enhancements to existing solutions in a timely manner or in response to changing market conditions or customer requirements, or if our solutions or enhancements contain errors or do not achieve a significant degree of market acceptance, our financial position, results of operations and cash flows could be materially and adversely affected.

      We Do Not Own Any Patents And May Not Be Able To Protect Our Proprietary Rights. We believe that our future success will depend, in part, on our ability to develop proprietary rights with respect to our systems and services including domain names, trademarks, trade names, service marks and copyrights. This is particularly true with respect to our Web-based service technology. Although we are in the process of determining whether patent protection is available for certain aspects of our technology, we do not currently own any patents or patent applications on our technology and we have no assurance that our rights to that technology are patentable or otherwise protectable. Moreover there is no assurance that others might not develop alternate technologies that might be more effective than ours whether or not we obtain patent protection.

      We have recently begun to use the trademark and Internet domain name Advertise123.com but have not yet applied for registration of the trademark. We cannot guarantee that our application for a registration of this trademark will be granted and, if granted, that it will not be successfully challenged by others or invalidated through administrative process or litigation. Further, if our Advertise123.com trademark application is not granted due to the prior rights of a third party we may not be able to obtain a license on commercially reasonable terms to allow us to continue to use this trademark.

      Despite our existing trademark rights in the marks AD-STAR, from use and registration, and Advertise123.com, from use and our proposed expanded federal protection for these marks, the marks remain susceptible to trademark infringement due to the frequent illicit use and piracy of trademarks by "cybersquatters" on the Internet. Although we own the domain names Advertise123.com and ADSTAR.com, there remains the risk that third parties will seek to register our marks AD-STAR and Advertise123 in the other "top level" domains, e.g., .org, .net, and .gov, or that they will register close copies of our marks that we may be unable to stop.

      Furthermore, we cannot guarantee that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us.

      If for any of the above reasons we are deprived of any proprietary rights to our technology or trade style our prospects for success may be seriously and adversely affected. See "Business -- Intellectual Property".

      Our Operations And Services Are Vulnerable To Natural Disasters. Our operations and services depend on the extent to which our computer equipment and the telecommunications infrastructure of our third-party network providers is protected against damage from fire, earthquakes, power loss, telecommunications failures, and similar events. A significant portion of our computer equipment, including critical equipment dedicated to our internet access is located in the Los Angeles area. Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster or other unanticipated problems at our network hub, or a third-party network provider point of presence could cause interruptions in the services that we provide. If disruptions occur, we may have no means of replacing these network elements on a timely basis or at all. We do not currently maintain back-up Internet services or facilities or other back-up computing and telecommunications facilities. Extensive or multiple interruptions in providing users with Internet access are a reason for user decisions to stop using access services. Accordingly, any disruption of our services due to system failure could have a material and adverse effect on our business, results of operations and financial condition. Furthermore, we do not currently have any business disruption insurance.

      Concentration Of Voting Rights May Prevent You From Having Any Voice In Corporate Affairs. Leslie Bernhard and Eli Rousso each has voting rights with respect to 26% of our issued and outstanding shares of common stock. With these holdings, Ms. Bernhard and Mr. Rousso are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing any change in how and by whom we are controlled.

      Our Corporate Documents May Limit Rights Of Stockholders. Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock without any further vote or action by our stockholders, and to determine the price, rights, preferences, privileges and restrictions, including voting rights of these shares. Since the preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights accompanying shares of our common stock, the rights of the holders of shares of common stock included in the units, will be subject to, and may be adversely affected by, the superior rights of the holders of preferred stock.

      The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock. Furthermore, certain provisions of our Certificate of Incorporation, and certain provisions of our Bylaws and of Delaware law, could have the effect of delaying or preventing a change in control of the company which you may deem to be in the best interests of the company.

      The Units In Our Initial Public Offering May Have Been Offered Or Sold In Violation Of The Securities Act Of 1933. In a listing agreement with the managing underwriter in our recent offering, IPO.COM was authorized to include our prospectus on the IPO.COM Web site. The listing agreement neither authorized nor requested that any additional information about us be provided. However, IPO.COM provided, on other pages reachable from its Web site home page, summary material that it extracted from our prospectus, relating to us and our initial public offering. Those pages also provided a direct link to our Web site.
If, the listing agreement created an agency relationship with the managing underwriter and, through the managing underwriter, with us, then the summary material contained on the IPO.COM Web site and the information contained in our Web site could be deemed to constitute a prospectus that does not meet the requirements of the Securities Act of 1933.

      If there was a violation of the Securities Act, then for a period of one year from the date of their purchase of units, investors in the recent offering could bring a claim against us and our underwriters. In that action investors would seek recovery of the consideration they paid for their units or, if these persons had already sold the units, for damages resulting from their purchase and sale of these securities. Recovery would be based on the theory that the summary materials or the materials contained in our Web site were offering materials for which we are responsible and which constitute a violation of the Securities Act. If plaintiffs were to prevail, then damages could total up to $6,900,000, plus interest, based on the initial public offering price of $6.00 per unit for 1,150,000 units and further assuming investors seek recovery or damages after a loss of their entire investment and all purchasers in the offering are entitled to this recovery. We expect that investors would not be inclined to assert a claim for rescission or damages unless, during the one-year period following the date of their purchase of securities, the trading prices of the securities fall significantly below the initial public offering price. If litigation was instituted and if the plaintiffs were to prevail, our business, results of operations and financial condition would be harmed. However, we believe it has no material liability and would contest any action of this kind vigorously. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

      Risk Of Low-Priced Securities. The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on The Nasdaq Stock Market. If our shares of common stock are removed or delisted from The Nasdaq SmallCap Market, the security may become subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As such, the "penny stock" rules, in the event the company's securities are delisted from The Nasdaq SmallCap Market, may restrict the ability of stockholders to sell our common stock and warrants in the secondary market.

      Possible Delisting Of Securities From Nasdaq. While the shares of common stock met current Nasdaq listing requirements when initially listed and are currently included on Nasdaq, there can be no assurance that we will meet the criteria for continued listing. Continued listing on Nasdaq generally requires that (i) we maintain at least $2,000,000 in net tangible assets, or $35,000,000 in market capitalization, or $500,000 in net income for either the last fiscal year, or two out of the last three fiscal years, (ii) the minimum bid price of the common stock be $1.00 per share, (iii) there be at least 500,000 shares in the public float valued at $1,000,000 or more, (iv) the common stock have at least two active market makers, and (v) the Common Stock be held by at least 300 holders. If we are unable to satisfy Nasdaq's maintenance requirements, our securities may be delisted from Nasdaq. In that event, trading, if any, in the common stock and warrants would be conducted in the over the counter market in the so called "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of the company, and lower prices for our securities than might otherwise be obtained.

Item 2.  Description of Property

      Our principal offices are currently located in two separate facilities. One in Marina del Rey, California consisting of an aggregate of approximately 7,200 square feet and one in Syosset, New York consisting of approximately 1,400 square feet. We also have an option on 1,100 square feet of space contiguous to our Marina del Rey facilities which we can sublet if need be. The existing leases expire on March 31, 2005 and March 31, 2002 respectively. The aggregate monthly rent is approximately $20,000. We believe that if these leases are not renewed, satisfactory alternative space will be available.

Item 3. Legal Proceedings

      We are not currently a party to any legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

      (a)   Not applicable.

      (b)   Not applicable.

      (c)   Not applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      (a)   Market Information

      The Company's Common Stock commenced trading on The Nasdaq SmallCap Market under the symbol "ADST" in January 2000. The following table sets forth the high and low bid prices as quoted by The Nasdaq SmallCap Market from January 18, 2000 through March 27, 2000. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                            Bid Price
                                                High                       Low

January 18, 2000 to March 27, 2000             $10.875                    $4.50

      (b)   Holders

      As of March 10, 2000, the number of record holders of the Common Stock of the Company was 16. The Company believes that there are more than 660 beneficial holders of the Common Stock.

      (c)   Dividends

      The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not paid and does not expect to declare or pay any dividends in the foreseeable future.

      (d)   Use of Proceeds

      On December 22, 1999, we completed our initial public offering of 1,150,000 units, each comprised of one share of our common stock and one warrant to purchase one share. The offering was lead managed by Paulson Investment Company, Inc. The Units were sold pursuant to a registration statement filed with the Securities and Exchange Commission (Reg. No. 333-90649) and declared effective December 16, 1999. The price of each unit was $6.00. After deducting expenses of $1,509,000 incurred in connection with the offering, our net proceeds from the offering were approximately $5,391,000. From our net proceeds, we repaid three items of indebtedness which aggregated approximately $1,600,000, as follows:

--------------------------------------------------------------------------------
Note payable bearing interest at 10% per annum, repayable in monthly instalments of $8,333 comprising principal and
interest. Repaid in January 2000                                 $  734,500
--------------------------------------------------------------------------------
Note payable bearing interest at 14% per annum, repayable in
54 equal instalments commencing February 2000. Repaid in
December 1999                                                       850,000
--------------------------------------------------------------------------------
Notes payable bearing interest at 10% per annum, repayable
on demand. Repaid in January 2000                                    15,000
--------------------------------------------------------------------------------
Total                                                            $1,599,500
--------------------------------------------------------------------------------

Through February 29, 2000, we expended approximately $370,000 in development and expansion of our Web site and further product development and site maintenance. The balance of the net proceeds will be used for development and expansion of our Advertise123.com Web site and for product development and site maintenance.

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operation

      The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this annual report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See "Forward-Looking Statements" following the Table of Contents of this 10-KSB. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

      In 1999 we commenced our transition from software provider to an Internet marketplace for print and online classified advertising. We received our first transaction fees from Internet business in June 1999 with one online publication available on the site. By the end of the year we had five print and one online publications available on the site and Internet revenues accounted for approximately 16% of our total revenues. In addition, we powered approximately $550,000 of classified advertising through our classified advertising marketplace, Advertise123.com, and private-label sites built and powered by us. Revenues from our software business consist of licensing fees and fees for advertiser service and support charged to publishers. In our Web-based service our charges are currently based on the advertising fee charged by the publisher. In certain cases we receive a percentage of the advertising fee charged by the publisher and in others we mark-up the advertising fee and are paid by the advertiser. We expect that in the future some of our revenues could be based on a fixed transaction fee as well. As our business continues its transition from software service fee model to Internet classified advertising marketplace transaction fee model, this change will result in material changes in our financial statements, including changes in revenue recognition, gross margin, timing of cash flows and volume of accounts receivable as a percentage of revenues.

      Our level of revenues had been generally sufficient to support our historic business. In developing our Web-based system we began to incur expenses in 1998 that could not be offset by the revenues generated by our historic business. These expenses caused us to incur losses in 1998 and 1999. We intend to continue to make significant financial investments to support publishers on our Web site, Advertise123.com, for content development, technology and infrastructure development and marketing and advertising expense. As a result, we believe that we will incur operating losses and negative cash flows from operations before the build-up in revenues from our Internet business offsets anticipated increases in expense. Because we have limited Internet experience, we cannot accurately forecast the source, magnitude or timing of our future revenues and therefore cannot forecast if or when we will return to profitability.

      Through June 30, 1999, we had elected to be taxed under Subchapter S of the Internal Revenue Code of 1986. Effective July 1, 1999, we have been taxed as a Subchapter C corporation, and therefore pay tax on our income, if any, at the corporate level. This tax will be recorded as an expense and will affect our operating results. Because we were a Subchapter S corporation through June 30, 1999, we have accumulated loss or credit carryforwards only since that date that are usable to offset future income, if any. As a result of these changes, our historical financial statements are not necessarily reflective of future operating results.

Results of Operations

      The following table sets forth the results of operations expressed as a percentage of revenues:

                                                              Year Ended
                                                             December 31,
                                                      ==========================
                                                       1997      1998      1999
                                                       ----      ----      ----
Revenues ...........................................   100%      100%      100%
Cost of Revenues ...................................    49%       51%       61%
                                                       ---       ---       ---
Gross Profit .......................................    51%       49%       39%
Sales, general and administrative expenses .........    55%       53%      126%
Web development costs ..............................    --        --        54%
Abandoned offering costs, net ......................    --        --        10%
                                                       ===       ===       ===
Loss from operations ...............................    -4%       -4%     -150%
Interest expense ...................................    -1%       --       -20%
                                                       ---       ---       ---
Loss before taxes ..................................    -5%       -4%     -170%
Provision for taxes ................................    --        --        --
                                                       ===       ===       ===
Net loss ...........................................    -5%       -4%     -170%

Years Ended December 31, 1999, 1998 and 1997 Revenues

      Revenues increased to approximately $1,685,000 for 1999 from $1,559,000 in 1998 and $1,148,000 for 1997. These levels represent growth of approximately 8% for 1999 over 1998 and 36% for 1998 over 1997. The increase in 1999 was due primarily to the recording of our first Internet revenues, beginning in June 1999, of $267,000. Internet revenues represented approximately 16% of our total revenues. As we shifted our focus in 1999 to the Web, we also shifted resources from building our software service business. Consequently, software installation, license and end-user support revenues (referred to as "service revenues") declined to $1,286,000 for 1999 from $1,465,000 for 1998. The increase in revenue from 1997 to 1998 was due primarily to the large volume of installation work performed in 1998 for new and existing customers. Three customers installed the AdStar fax system to complement their pre-existing basic systems and one additional existing customer upgraded its system. Additionally, two new customers were added in 1998. While we expect to continue to recognize service revenues from existing and potential new software licensing contracts, we expect that Internet transaction based revenues will increase at a faster rate than service revenues and will eventually become our principal source of revenues. Hardware sales were approximately $132,000 in 1999, $94,000 in 1998 and $8,700 in 1997.

Cost of Revenues

      Cost of revenues consists primarily of charges to make payments to publications for transactions placed on our Internet system, to pay for credit card processing costs for transactions placed on our Internet system, to configure and install the AdStar software into the publishing systems of newspapers, to configure end-user software for the newspaper's advertiser clients, to provide customer training and end-user support, and to pay costs of hardware sales and royalty fees. These costs increased to approximately $1,020,000 for 1999, as compared with approximately $801,000 in 1998. Cost of Internet transactions was $231,000, representing payments to publications and credit card companies and processors. Personnel costs associated with cost of revenues increased by 26% to $428,600 in 1999 compared with $339,000 in 1998 as we added technical support and end user support staff. Hardware expense increased to $116,000 in 1999 from $86,000 in 1998. These increases were offset in part by a reduction in royalty expense to $17,000 in 1999 from $100,000 in 1998 due to the timing of royalties payable on installation of our fax product. Cost of revenues increased as a percentage of net revenues in that our Web business is a higher volume lower margin business than our service business and also due to increases in hardware sales at a lower margin than our service revenues. We view sales of hardware as an accommodation to our clients coincident to the installation of our software in the front-end publishing systems of newspapers. Cost of revenues increased by 42% in 1998 to $801,000 from $565,000 in 1997. As a percentage of net revenues, cost of revenues increased by 2% from 1997 to 1998 as a result of an increase in lower margin hardware sales.

Sales, General and Administrative.

     Sales, general and administrative expense consists primarily of salaries of business development personnel, sales and marketing personnel, executive and administrative personnel, and other advertising and sales promotion, marketing, trade show and travel expense. These personnel costs increased to $907,000 in 1999 from $415,000 in 1998, primarily because of the addition of business development personnel for our Web-based service. We expect to incur additional sales, general and administrative expenses as we hire additional personnel and incur additional expenses related to the development of our Web-based service. Travel expense, primarily associated with business development, increased to $321,000 in 1999 from $110,000 in 1998. Accounting and legal fees grew to $203,000 in 1999 from $35,000 in 1998 as we made the transition from an insider owned company to a publicly owned company. Sales, general and administrative expense increased by approximately 29% to $821,000 in 1998 compared with $634,000 in 1997. The primary factors accounting for the increase were compensation and recruitment costs that increased to $415,000 in 1998 from $374,000 in 1997 and increased travel expenses from $40,000 in 1997 to $110,000 in 1998.

Web Site Development

     Web site development costs represent expenses to design, configure and build our branded and private label sites. The primary components of this expense were technical and design consultant fees of $508,000 and employee expense of $303,000.

Abandoned Offering Expenses

     In September 1999, a proposed public offering of our securities was declared effective but did not close. In connection with that offering we incurred expenses of approximately $672,000. We also received $500,000 in reimbursement of expenses from the representative of the underwriters, which has been recorded net of the actual expenses incurred.

Interest Expense

     Interest expense increased for 1999 to $333,000 from $4,500 due to the issuance by us of $1,050,000 of 12% convertible notes in March and April 1999, a 10% note for $751,710 to purchase the technology intellectual property and software rights for the AdStar technology and a 14% note for $850,000 issued in July 1999. We also amortized $138,000 of debt discount related to the issuance of the 14% note. The 12% convertible notes were converted into common stock in December 1999 when we closed our initial public offering. We repaid the 14% and 10% notes with proceeds from that offering in December 1999 and January 2000, respectively.

Liquidity and Capital Resources

     Prior to 1999 we financed our business primarily from cash generated by operations. In 1999, we raised gross proceeds of $9.9 million in debt and equity financings. As of December 31, 1999, we had cash and cash equivalents of approximately $5,602,000 compared with approximately $90,000 at December 31, 1998. At December 31, 1999, we had no material commitments for capital expenditures. Over the next 12 months we do not expect that our capital expenditures will exceed $200,000.

     Net cash provided by operations was approximately $98,600 for 1998 compared to net cash used in operations of $12,800 in 1997, primarily because of an increase in accounts payable and accrued expenses offset by a reduction in deferred revenue in 1998. Net cash used in investment activities increased to $25,500 in 1998 from $12,900 in 1997. The difference is attributable to an increase in the purchase of equipment to support additional personnel. Net cash used in financing activities was approximately $30,600 in 1998 compared with cash provided by financing activities in 1997 of $1,500. Principally, these activities involved proceeds from, and repayments of, capitalized leases or notes payable.

      Net cash used in operations was approximately $1,599,000 for 1999 compared with net cash provided by operations of $98,600 for 1998. The difference is due primarily to the sizable net loss from operations in 1999 compared to the small net loss in 1998. Net cash used in investing activities increased to $406,000 in 1999 compared with $25,500 in 1998 resulting from the purchase and development of computer equipment and related infrastructure for our Web-based system. Net cash provided by financing activities was approximately $7,500,000 during 1999 compared to $30,600 used in financing activities in 1998. The activity in 1999 reflects conversion to equity and repayment of three sets of notes and the initial public offering of our common stock. In March and April 1999, we sold $1,050,000 of our 12% convertible notes in a private placement. These notes converted to common stock in December 1999 upon the closing of our initial public offering. Also in March 1999, we purchased the technology, intellectual property and software rights related to the AdStar technology for $751,710 by the issuance of a 10% note. This note is payable in monthly installments of $8,333 comprising principal and interest. We repaid this note from the proceeds of our initial public offering in January 2000. In July 1999, we borrowed $850,000 from InterEquity Capital Partners, L.P. a small business investment company. The loan bears interest at 14% per annum and was repayable in 54 equal installments commencing six months after the date of issuance. The holder of the note also received 22,534 shares of our common stock. We repaid this note from the proceeds of our initial public offering in December 1999. In October 1999 we sold $1,100,000 of our 6% note to Paulson Investment Company, the parent company of the managing underwriter in our public offering. This note is due in October 2001. In December 1999 we consummated a public offering of 1,150,000 units, comprised of one share of our common stock and one warrant to purchase one share of our common stock for gross proceeds of $6,900,000 and net proceeds of $5,391,000.

      The proceeds of these financings will be used for working capital, primarily to support the development of our Web-based service. We anticipate that our operating expenses will increase substantially as the number of our employees increases. Additionally we may evaluate from time to time possible investments in businesses, products and technologies to build our business. We expect that the net proceeds from our recent offering, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to seek additional funding through public or private financings or other arrangements prior to the expiration of the 12 month period. Adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material and adverse effect on our financial position, results of operations and cash flows.

Year 2000 Readiness

     Many existing computers and computer programs could have malfunctioned or failed completely when processing dates past the year 1999 because they used only the last two digits of the year, for example, "98" or "99". This means, for example, that they could not distinguish between the year 2000 and the year 1900, both of which would be referred to as "00". To date we have experienced no disruptions due to year 2000 issues.

Recently Issued Accounting Pronouncements

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" which contain the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We are currently evaluating the impact, if any, on our financial statements.

Item 7. Financial Statements

                          Index To Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Accountants                                            F-2

Financial Statements:

      Balance Sheets as of December 31, 1998 and 1999                        F-3

      Statements of Operations for each of the three years
          in the period ended December 31, 1999                              F-4

      Statements of Stockholders' Equity (Deficit) for each of the
          three years in the period ended December 31, 1999                  F-5

      Statements of Cash Flows for each of the three years
          in the period ended December 31, 1999                              F-6

      Notes to Financial Statements                                          F-7

                        Report of Independent Accountants

To  the Board of Directors and Stockholders of AdStar.com, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of AdStar.com, Inc. (the "Company") as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Pricewaterhouse Coopers LLP

Woodland Hills, California
February 18, 2000

AdStar.com, Inc.
Balance Sheets
As of December 31, 1998 and 1999
--------------------------------------------------------------------------------

                                                                     1998        1999
                                                                     ----        ----
Assets

Current assets:
    Cash and cash equivalents                                     $  90,007   $ 5,602,493
    Accounts receivable                                             125,313       460,477
    Receivable from the sale of stock                                26,300          --
    Prepaids and other current assets                                16,763       136,814
                                                                  ---------   -----------

            Total current assets                                    258,383     6,199,784

Property and equipment, net                                          77,561       424,819
Intangible assets, net                                                 --         162,785
Other assets                                                          3,203        22,584
                                                                  ---------   -----------

            Total assets                                          $ 339,147   $ 6,809,972
                                                                  =========   ===========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                              $ 177,929   $ 1,128,815
    Accrued expenses                                                275,019       453,417
    Deferred revenue                                                 34,656       107,000
    Dividends payable                                                20,750          --
    Notes payable                                                    15,000       749,466
    Capital lease obligations                                         6,833         4,964
                                                                  ---------   -----------

            Total current liabilities                               530,187     2,443,662

Notes payable                                                          --       1,100,000
Capital lease obligations                                             4,964          --
                                                                  ---------   -----------

            Total liabilities                                       535,151     3,543,662
                                                                  ---------   -----------

Commitments and contingencies (Note 9)

Stockholders' equity (deficit):
    Preferred stock, par value $0.0001; authorized 5,000,000
       shares; none issued and outstanding                             --            --
    Common stock, par value $0.0001; authorized 10,000,000
       shares; issued and outstanding 1,479,664 at December 31,
       1998 and 2,820,264 at December 31, 1999                       28,300           282
    Additional paid-in capital                                         --       5,713,151
    Accumulated deficit                                            (224,304)   (2,447,123)
                                                                  ---------   -----------

            Total stockholders' equity (deficit)                   (196,004)    3,266,310
                                                                  ---------   -----------

            Total liabilities and stockholders' equity (deficit)  $ 339,147   $ 6,809,972
                                                                  =========   ===========

The accompanying notes are an integral part of these financial statements.

AdStar.com, Inc.
Statements of Operations
For Each of the Three Years
in the Period Ended December 31, 1999
--------------------------------------------------------------------------------

                                                   1997          1998          1999
                                                   ----          ----          ----

Revenues                                       $ 1,148,233   $ 1,559,361   $ 1,685,144
Cost of revenues                                   565,329       800,532     1,020,882
                                               -----------   -----------   -----------

            Gross profit                           582,904       758,829       664,262

Sales, general and administrative expenses         634,029       820,574     2,118,857
Web site development costs                            --            --         904,009
Abandoned offering expenses, net                      --            --         171,854
                                               -----------   -----------   -----------

            Loss from operations                   (51,125)      (61,745)   (2,530,458)

Interest expense, net                               (7,873)       (4,518)     (333,464)
                                               -----------   -----------   -----------

            Loss before taxes                      (58,998)      (66,263)   (2,863,922)

Provision for income taxes                            (823)       (2,760)         (800)
                                               -----------   -----------   -----------

            Net loss                           $   (59,821)  $   (69,023)  ($2,864,722)
                                               ===========   ===========   ===========

Loss per share - basic and diluted             $     (0.04)  $     (0.05)  $     (1.90)

Weighted average number of shares - basic and
    Diluted                                      1,405,723     1,458,393     1,510,093

The accompanying notes are an integral part of these financial statements.

AdStar.com, Inc.
Statements of Stockholders' Equity (Deficit)
For Each of the Three Years
in the Period Ended December 31, 1999
--------------------------------------------------------------------------------

                                                                                               Total
                                             Common Stock       Additional                 Stockholders'
                                          ------------------     Paid-In      Accumulated     Equity
                                          Shares      Amount     Capital       (Deficit)     (Deficit)
                                          ------      ------    ----------    -----------  -------------

Balance, December 31, 1996              1,405,723   $  2,000   $      --     $   (68,861)  $   (66,861)

   Net loss                                  --         --            --         (59,821)      (59,821)
   Dividends                                 --         --            --          (1,000)       (1,000)
                                       ----------   --------   -----------   -----------   -----------

Balance, December 31, 1997              1,405,723      2,000          --        (129,682)     (127,682)

   Net loss                                  --         --            --         (69,023)      (69,023)
   Sale of common stock                    73,941     26,300          --            --          26,300
   Dividends                                 --         --            --         (25,599)      (25,599)
                                       ----------   --------   -----------   -----------   -----------

Balance, December 31, 1998              1,479,664     28,300          --        (224,304)     (196,004)

   Net loss                                  --         --            --      (2,864,722)   (2,864,722)
   Repurchase of option                      --         --            --        (447,935)     (447,935)
   Reclassification of deficit due to
     Termination of S Corporation
     Election                                --         --      (1,094,611)    1,094,611          --
   Warrants issued for services              --         --         146,600          --         146,600
   Contribution of common stock           (63,848)        (6)            6          --            --
   Net proceeds from initial public
     Offering                           1,150,000        115     5,390,526          --       5,390,641
   Reincorporation in Delaware and
     Change in par value                     --      (28,152)       28,152          --            --
   Dividends                                 --         --            --          (4,773)       (4,773)
   Conversion of redeemable
     Common stock                          22,534          2       137,534          --         137,536
   Conversion of convertible
     Notes and accrued interest           231,914         23     1,104,944          --       1,104,967
                                       ----------   --------   -----------   -----------   -----------

Balance, December 31, 1999              2,820,264   $    282   $ 5,713,151   ($2,447,123)  $ 3,266,310
                                       ==========   ========   ===========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

AdStar.com, Inc.
Statements of Cash Flows
For Each of the Three Years
in the Period Ended December 31, 1999
--------------------------------------------------------------------------------

                                                                    1997         1998        1999
                                                                    ----         ----        ----
Cash flows from operating activities:
   Net loss                                                      $ (59,821)  $ (69,023)  ($2,864,722)
   Adjustments to reconcile net loss to net cash
     Provided by (used in) operating activities:
     Depreciation and amortization                                  23,523      21,032        91,426
     Amortization of debt discount                                    --          --         137,536
     Warrants issued for services                                     --          --         146,600
     Interest on convertible notes                                    --          --          54,967
     Changes in assets and liabilities:
       Accounts receivable                                         (25,567)    (20,913)     (335,164)
       Prepaids and other assets                                       612       1,522      (139,432)
       Accounts payable                                             20,505     104,371       950,886
       Accrued expenses                                            (21,578)     78,248       286,830
       Deferred revenue                                             49,500     (16,634)       72,344
                                                                 ---------   ---------   -----------

           Net cash provided by (used in) operating activities     (12,826)     98,603    (1,598,729)
                                                                 ---------   ---------   -----------
Cash flows from investing activities:
   Purchase of property and equipment                              (12,902)    (25,532)     (406,126)
                                                                 ---------   ---------   -----------

           Net cash used in investing activities                   (12,902)    (25,532)     (406,126)
                                                                 ---------   ---------   -----------

Cash flows from financing activities:
   Proceeds from issuance from convertible notes payable              --          --       1,050,000
   Proceeds from issuance of notes payable                           2,500        --       1,950,000
   Proceeds from sale of stock                                        --          --          26,300
   Proceeds from initial public offering                              --          --       5,390,641
   Repayment of note payable                                          --       (22,500)     (867,244)
   Principal repayments on capital leases                             --        (3,203)       (6,833)
   Dividends paid                                                   (1,000)     (4,849)      (25,523)
                                                                 ---------   ---------   -----------

           Net cash from (used in) financing activities              1,500     (30,552)    7,517,341
                                                                 ---------   ---------   -----------

           Net increase (decrease) in cash and
              cash equivalents                                     (24,228)     42,519     5,512,486

Cash and cash equivalents at beginning of period                    71,716      47,488        90,007
                                                                 ---------   ---------   -----------

Cash and cash equivalents at end of period                       $  47,488   $  90,007   $ 5,602,493
                                                                 =========   =========   ===========
Supplemental cash flow disclosure:
   Taxes paid                                                    $   9,138   $   6,052   $     6,300
   Interest paid                                                 $   7,873   $   4,518   $   139,092

Noncash investing and financing activities:
   Purchase of intangible assets, cancellation of an option and
     Repayment of accrued liability by issuance of note payable  $    --     $    --     $   751,710
   Issuance of redeemable shares in connection with                                          137,536
     Note payable                                                     --          --
   Issuance of common stock for note receivable                       --        26,300          --
   Property and equipment leases                                      --        15,000          --
   Dividends declared                                                 --        20,750          --
   Conversion of notes payable and accrued interest to
     Common stock                                                     --          --       1,104,967

The accompanying notes are an integral part of these financial statements.

                                AdStar.com, Inc.
                          Notes to Financial Statements

1.    Organization and Business

      AdStar.com, Inc. (the "Company") (formerly Ad-Star Services, Inc.) was incorporated in the State of New York on June 29, 1991 as an S-Corporation under the Internal Revenue Code. On August 31, 1999, the Company reincorporated in Delaware by merging the New York predecessor corporation into the Delaware corporation and issuing to each stockholder of the New York corporation, 25,303 shares of the Delaware corporation with a par value of $0.0001 per share for each issued and outstanding share, no par value, of the New York corporation. On December 13, 1999, the Company authorized and implemented a five-for-nine reverse stock split. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split. Effective July 1, 1999, the Company converted from an S-Corporation to a C-Corporation. Had the accompanying statements of operations reflected a pro forma tax provision for all periods presented, based upon pre-tax income (loss), as if the Company had been subject to C-Corporation federal and state income taxes, the net income or loss would not have been materially different from that shown.

      The Company's principal business has been the provision of software services which allow for the direct entry of classified advertisements by large commercial advertisers, on a dial-up basis through modems directly into the publishing systems of the Company's customers. The Company's customers are principally located in the United States.

      In June, 1999, the Company commenced offering a one-stop marketplace on the World Wide Web for advertisers to buy classified ads. This service enables advertisers to plan, schedule, compose and purchase classified advertising from many print and on-line publishers, using one interface.

      In December 1999, the Company completed its initial public offering and raised net proceeds of approximately $5,391,000, through the issuance of 1,150,000 units, consisting of one share and one warrant to purchase one share of the Company's common stock. The units traded for 30 days, after which the shares and warrants traded separately.

2.    Summary of Significant Accounting Policies

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                AdStar.com, Inc.
                          Notes to Financial Statements

2.    Summary of Significant Accounting Policies (Continued)

      Cash and Cash Equivalents

      The Company considers all investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. At times, cash balances held at financial institutions are in excess of FDIC insurance limits.

      Concentration of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk are principally comprised of trade accounts receivable.

      For the year ended December 31, 1997, one customer accounted for 13% of the Company's revenues, and for the year ended December 31, 1998, two different customers accounted for 9% and 12% of the Company's revenues, respectively. As of December 31, 1998, three customers accounted for 53% of the Company's accounts receivable.

      For the year ended December 31, 1999, one customer accounted for 14% of the Company's revenues. As of December 31, 1999, four customers, in the aggregate, accounted for 51% of the Company's accounts receivable.

      The majority of the Company's customers have historically consisted of newspapers and publishers of classified advertisements. The Company's customers on its Web site are classified advertisers.

      Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. When such items are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are relieved from the accounts and the resulting gain or loss is reflected in operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. The depreciation and amortization periods by asset category are as follows:

             Furniture and fixtures         7 years
             Computer equipment             5 years
             Leasehold improvements         Shorter of useful life or lease term

      Maintenance and minor replacements are charged to expense as incurred while renewals and improvements are capitalized.

                                AdStar.com, Inc.
                          Notes to Financial Statements

2.    Summary of Significant Accounting Policies (Continued)

      Intangible Assets

      Intangible assets comprise trademarks, license agreements and proprietary technology and are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated useful lives of the intangible assets of 5 years.

      Long-Lived Assets

      The carrying value of long-lived assets is periodically reviewed by management and impairment losses, if any are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying value. To date, no such impairment has been recorded.

      Fair Value of Financial Instruments

      Cash and cash equivalents, accounts receivable, other assets, accounts payable, deferred revenue, notes payable and accrued expenses are carried at cost which approximates their fair value because of the short-term maturity of these instruments.

      Software Costs

      Costs incurred to establish technological feasibility of software developed by the Company are charged to expense as incurred. Costs incurred subsequent to the achievement of technological feasibility are capitalized and amortized over the estimated useful life of the software. Amortization of such costs commences when the software is available for general release to customers. Through December 31, 1999, no such costs have been capitalized, as costs incurred by the Company between completion of the working model and the point at which the product was ready for general release have been insignificant.

      Revenue Recognition

      The Company recognizes revenue from the sale of its software upon delivery and customer acceptance and when collection of the resulting receivable is probable. Maintenance, license fees and user support fees are recognized ratably over the period to which they relate. To the extent that customers make advance payments for installation fees, license fees, user support or maintenance fees, the amount received is deferred until the revenue has been earned. Revenues are recorded net of any discounts.

                                AdStar.com, Inc.
                          Notes to Financial Statements

2.    Summary of Significant Accounting Policies (Continued)

      Revenue Recognition (Continued)

      The Company also sells hardware to certain customers to support the installation of its Ad-Star technology. The Company charges the customer a small mark-up on the cost of the hardware and recognizes revenue on delivery to the customer. For the years ended December 31, 1997, 1998 and 1999, sales of hardware totaled approximately $9,000, $94,000 and $132,000, respectively.

      In June 1999, the Company introduced a Web-based product which permits advertisers to plan, schedule, compose and purchase advertising from many print and on-line publishers. The Company recognizes revenues on a per-transaction basis. The manner in which these transaction revenues are recognized depends on the service sold. With respect to ads composed directly on the Company's Web site, and where the advertiser does not have a contract with the publisher, the amount billed to the customer by the Company is recognized if, and when, the Company accepts the customer's ad and charges the customer's credit card. In these transactions, the Company is responsible for the resulting credit risk. Credit card and debit card processing fees and amounts remitted to the publisher on these transactions are recognized as a cost of sale. With respect to ads placed through the Company's Web site, where the customer has a contract with the publisher, the publisher collects the revenues and remits the transaction fee to the Company. In these instances, these transaction fees are recognized when the ad is placed through the Company's system and the collection from a publisher of the resulting receivable is probable. For the year ended December 31, 1999, Internet revenues totaled approximately $267,000.

      The Company also recognizes revenue from banner advertising as the impressions are displayed; carriage revenues are recognized as the services are performed. To date, revenues from these services have been immaterial.

      Research and Development Costs

      Costs incurred in the research and development of products are expensed as incurred.

      Income Taxes

      The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amounts expected to be realized.

      Effective July 1, 1999, the Company is taxed as a C-Corporation.

                                AdStar.com, Inc.
                          Notes to Financial Statements

2.    Summary of Significant Accounting Policies (Continued)

      Income Taxes (Continued)

      The Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code through June 30, 1999. As such, the Company was not subject to income taxes at the corporate level and was subject to reduced franchise tax; either based on a percentage of income or gross payroll costs, which is provided for in the financial statements. The Company's income through June 30, 1999 was included in the tax return of its stockholders and any resultant liability thereon was the individual responsibility of the stockholder.

      Advertising Costs

      The Company expenses the costs of advertising in the periods in which those costs are incurred. Advertising expense was approximately $24,400, $58,800 and $73,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

      Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing the net income
      (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

      For the years ended December 31, 1997, 1998 and 1999, diluted earnings
      (loss) per share does not include 0, 0 and 1,527,769 options and warrants to purchase common stock, as their inclusion is antidilutive.

      Comprehensive Income

      In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. SFAS No. 130 defines comprehensive income as net income plus all other changes in equity from non-owner sources. The Company has no other comprehensive income items and, accordingly, net income equals comprehensive income for all periods presented.

                                AdStar.com, Inc.
                          Notes to Financial Statements

2.    Summary of Significant Accounting Policies (Continued)

      Segment Reporting

      The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," for the year ended December 31, 1998. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company's reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas and major customers. The Company's management reporting structure provides for only one reportable segment and accordingly, no separate segment information is presented.

      Accounting for Stock-Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock for financial reporting purposes and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18.

      Recently Issued Account Pronouncements

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" which contains the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues.

3.    Receivable On the Sale of Stock

      In April 1998, the Company sold 73,941 shares of common stock for aggregate consideration of $26,300 by issuance of a note receivable bearing interest at 5.6% per annum. In April 1999, the Company received the proceeds in full on the note receivable plus the then outstanding interest.

                                AdStar.com, Inc.
                          Notes to Financial Statements

4.    Property and Equipment

      Property and equipment consisted of the following at December 31, 1998 and 1999:

                                                            1998         1999
                                                            ----         ----

      Computer equipment and software                     $164,752     $564,018
      Furniture and fixtures                                26,752       36,466
      Leasehold improvements                                 2,854      -
                                                         ---------     --------

                                                           194,358      600,484
      Less: Accumulated depreciation and amortization     (116,797)    (175,665)
                                                           -------     --------

                       Net property and equipment        $  77,561     $424,819
                                                          ========     ========

      Computer equipment includes $15,000 of equipment held under capital leases. Depreciation and amortization expense for the years ended December 31, 1997, 1998 and 1999 was approximately $23,500, $21,000 and $59,000, respectively. Accumulated depreciation and amortization includes amortization of computer equipment held under capital leases of approximately $3,000 and $10,000 for the years ended December 31, 1998 and 1999, respectively.

5.    Intangible Assets

      At December 31, 1999, intangible assets are comprised of:

            Cost                                                        $195,343
            Less: Accumulated amortization                                32,558
                                                                        --------

                                                                        $162,785
                                                                        ========

      In March 1999, the Company purchased the technology, related intellectual property and software rights related to the AdStar technology for $752,000, which includes amounts owed to the seller of approximately $108,000. The Company formerly licensed these assets from the seller. As part of the transaction, the seller also sold its option to purchase 15% of the Company's common stock back to the Company. The net purchase price of approximately $643,000 has been allocated to the technology, related intellectual property and software rights and the option based on their relative fair values. The amount ascribed to the option of approximately $448,000 has been recorded as an increase to stockholders' deficit. The amount ascribed to the technology, related intellectual property and software rights of approximately $195,000 is being amortized over the estimated useful economic life of 5 years.

                                AdStar.com, Inc.
                          Notes to Financial Statements

6.    Notes Payable

      At December 31, 1998 and 1999, notes payable consisted of the following:

                                                             1998        1999
                                                             ----        ----

      Notes payable bearing interest at 10% per annum,
         payable semiannually. Repaid in full in
         January 2000.                                     $15,000    $   15,000

      Note payable bearing interest at 10% per annum,
         repayable in monthly installments of $8,333
         comprising principal and interest. Repaid
         in full in January 2000.                                -       734,466

      Note payable bearing interest at 6% per annum,
         due in full in October 2001.                            -     1,100,000
                                                           -------    ----------
                                                            15,000     1,849,466

      Less: Short-term portion                              15,000       749,466
                                                           -------    ----------

      Notes payable, net of current portion                $  --      $1,100,000
                                                           =======    ==========

      Convertible Unsecured Notes Payable

      In March and April 1999, the Company issued $1,050,000 convertible unsecured notes payable to certain individuals and corporations, bearing interest at 12% per annum payable annually in arrears. The convertible notes and accrued interest automatically converted on the closing of the Company's initial public offering into 231,914 shares of common stock at a conversion price of $4.77 per share.

      Notes Payable

      In July 1999, the Company entered into an $850,000 Loan Agreement with a small business investment company. The note issued under the Loan Agreement bore interest at 14% per annum, and was repayable in 54 equal monthly installments commencing six months after the date of issuance. Pursuant to the Loan Agreement, the small business investment company received 22,534 shares of redeemable common stock for an aggregate consideration of $1,000. In accordance with APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the amount ascribed to the relative value of the stock of $137,536 was recorded as a discount to the note payable and was amortized over the expected term of the note. The Company amortized $137,536 of the debt discount during the year ended December 31, 1999. The issuance of the common stock was recorded as redeemable

                                AdStar.com, Inc.
                          Notes to Financial Statements

6.    Notes Payable (Continued)

      common stock, as the Company had the option to repurchase the stock. On the initial public offering, this option lapsed and the redeemable common stock was transferred to common stock. On the closing of the Company's initial public offering in December 1999, the Company repaid the $850,000 in full.

      On October 21, 1999, the parent company of Paulson Investment Company, the underwriter in the Company's initial public offering, Paulson Capital Corporation, lent the Company $1,100,000 evidenced by a promissory note due on October 21, 2001 bearing interest at 6% per annum payable at maturity.

      In September 1999, a proposed public offering of the Company's securities was declared effective but did not close. On October 21, 1999, in full settlement of the Company's claims, if any, against Paulson Investment Company, the representative of the underwriters in that offering, the Company received $500,000 for the reimbursement of expenses incurred in connection with the offering. During the year ended December 31, 1999, the Company incurred approximately $672,000 of expenses related to the abandoned offering. The actual expenses incurred have been recorded net of the reimbursement in the statement of operations for the year ended December 31, 1999.

7.    Income Taxes

      Prior to June 30, 1999, the Company was taxed as an S-Corporation.

      Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components for the Company's deferred taxes consisted of the following at December 31, 1999:

            Deferred tax assets:
                Net operating loss carryforwards                       $786,000
                Depreciation and amortization                             8,000
                Deferred revenue                                         14,000
                Other                                                   113,000
                Less:  Valuation allowance                             (921,000)
                                                                       --------

                              Net deferred tax asset                   $   -
                                                                       ========

                                AdStar.com, Inc.
                          Notes to Financial Statements

7.    Income Taxes (Continued)

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, a full valuation allowance has been provided as management believes that it is more likely than not, based upon available evidence, that the deferred tax assets will not be realized.

      As of December 31, 1999, the Company has federal and state net operating loss carryforwards of approximately $2,124,000 and $1,062,000, respectively. The federal and state net operating loss carryforwards will begin to expire in 2019 and 2004, respectively. The Company's ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs.

      The provision for income taxes for the year ended December 31, 1999 differs from the amount that would result from applying the federal statutory rate as follows:

             Statutory regular federal income tax rate           (34.0%)
             Change in valuation allowance                        37.5%
             State taxes, net of federal benefit                  (3.4%)
             Other                                                (0.1%)
                                                                  -----

                                                                    -
                                                                  =====

8.    Capitalization

      Preferred Stock

      Under the Company's certificate of incorporation, the Board of Directors is authorized, subject to certain limitations, to issue up to an aggregate of 5,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, with each series having different rights, preferences and designations relating to dividends, conversion, voting, redemption and other features. No shares of preferred stock have been issued at December 31, 1998 and 1999.

      Stock Options

      In 1999, the Board of Directors adopted the 1999 Stock Option Plan (the "Plan") in order to attract and retain officers, other key employees, consultants and non-employee directors of the Company. An aggregate of 500,000 shares of common stock has been authorized for issuance under the Plan.

                                AdStar.com, Inc.
                          Notes to Financial Statements

8.    Capitalization (Continued)

      Stock Options (Continued)

      The Plan provides for issuance of nonqualified and incentive stock options to officers, key employees, consultants and non-employee directors to the Company. Each nonqualified stock option shall have an exercise price not less than 100% of the fair value of the common stock on the date of grant, unless as otherwise determined by the committee that administers the Plan. Incentive stock options shall have an exercise price equal to or greater than the fair value of the common stock on the date of grant provided that incentive stock options granted to a 10% holder of the Company's voting stock shall have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date of grant. Each option generally has a term of ten years from the date of grant unless otherwise determined by the committee that administers the Plan. All options granted in 1999 have a five-year term.

      Upon the occurrence of a change in control, as defined, each option granted under the Plan shall thereupon become fully vested and exercisable.

      The following table summarizes activity under the Plan for the year ended December 31, 1999:

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                            Shares        Price
                                                            ------      --------

      Outstanding at December 31, 1998                        --           --

         Granted                                           327,768        $5.73
         Exercised                                            --           --
         Forfeited                                            --           --
                                                           -------        -----

      Outstanding at December 31, 1999                     327,768        $5.73
                                                           =======        =====

      Options exercisable at December 31, 1999             103,673        $5.41

      Options available for future grant                   172,232

      Weighted average fair value of options granted
         in the period                                                    $0.99

                                AdStar.com, Inc.
                          Notes to Financial Statements

8.    Capitalization (Continued)

      Stock Options (Continued)

      The following table summarizes information about stock options outstanding at December 31, 1999:

                          Options Outstanding at         Options Exercisable at
                             December 31, 1999              December 31, 1999
                 --------------------------------------  -----------------------
                                 Weighted
                                 Average       Weighted                 Weighted
                 Number of      Remaining      Average     Number of    Average
    Exercise      Shares       Contractual     Exercise     Shares      Exercise
      Price     Outstanding    Life (years)     Price     Exercisable     Price
    --------    -----------    ------------    --------   -----------   --------

      $4.77      141,742          4.33           $4.77       64,657      $4.77
      $6.00      115,667          4.96           $6.00       23,461      $6.00
      $7.20       70,359          4.50           $7.20       15,555      $7.20
                 -------                                    -------

                 327,768                                    103,673
                 =======                                    =======

      Fair Value Disclosures

      Prior to the Company's initial public offering, the fair value of each option grant was determined on the date of grant using the minimum value method. The Company calculated the fair value of each option granted on the date of grant using the minimum value method as prescribed by SFAS No. 123 using the following assumptions:

                                                                     Year Ended
                                                                    December 31,
                                                                        1999
                                                                    ------------

      Risk-free interest rate                                           5.5%
      Expected lives (years)                                            3.5
      Dividend yield                                                    0.0%
      Expected volatility                                               0.0%

                                AdStar.com, Inc.
                          Notes to Financial Statements

8.    Capitalization (Continued)

      Fair Value Disclosures (Continued)

      The Company has adopted the disclosure only provisions of SFAS No. 123. If compensation cost associated with the Company's stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                                     Year Ended
                                                                    December 31,
                                                                        1999
                                                                    ------------

      Net loss -       as reported                                   $2,864,722
                       pro forma                                      2,942,893

      Loss per share - as reported                                        $1.90
                       pro forma                                          $1.95

      Because additional stock options are expected to be granted each year the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

      Warrants

      During 1999, the Company granted to three individuals warrants to purchase an aggregate of 50,001 shares of common stock at an exercise price of $6.00 per share. 33,334 of the warrants expire on June 30, 2002 and 16,667 expire on December 15, 2002. The warrants are exercisable from the date of grant. The Company recorded a non-cash charge of $146,600 representing the deemed value of the warrants using the Black-Scholes option pricing model.

      In connection with the Company's initial public offering, the Company issued 1,150,000 warrants as part of the unit offering. The warrants have an exercise price of $7.20 per share until September 2000 and $9.00 per share thereafter. The options expire in December 2004. The Company may redeem the warrants for $0.25 per share commencing June 2000, if the closing price of the Company's stock is greater than or equal to $12.00 per share for 10 consecutive trading days.

      Sale of Company Stock

      In July 1999, a stockholder of the Company sold his entire stockholding of 281,144 shares of common stock to a third party for $500,000. The third party contributed 63,848 of the 281,144 shares of common stock to the Company's capitalization. Pursuant to this agreement, the stockholder agreed to provide technical services to the Company for one year for $100,000.

                                AdStar.com, Inc.
                          Notes to Financial Statements

9.    Commitments and Contingencies

      Operating and Capital Lease Commitments

      The Company has certain noncancelable operating lease obligations for office space and capital lease obligations for computer equipment. The operating leases are for office space located in New York and in California and expire through March 2002. The leases contain certain escalation clauses based on certain charges that the landlord of the properties may incur over the base year, as defined in the lease agreements. Future minimum lease payments under the noncancelable operating and capital leases as of December 31, 1999 are as follows:

      Years Ending                                     Operating        Capital
      December 31,                                      Leases           Leases
      ------------                                     ---------        -------

           2000                                       $  203,322         $6,066
           2001                                          235,494           --
           2002                                          216,667           --
           2003                                          193,049           --
           2004                                          196,877           --
                                                      ----------         ------

                  Total minimum obligations           $1,045,409          6,066
                                                      ==========

      Less:  Amounts representing interest                               (1,102)

      Present value of minimum obligations                                4,964
      Less:  Current portion                                             (4,964)

                  Noncurrent portion                                     $ --
                                                                         ======

      Rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $49,700, $50,600 and $78,100, respectively, including month-to-month rentals. Through June 1999, the Company subleased a portion of its office space to a third party on a month-to-month basis. For the years ended December 31, 1997, 1998 and 1999, the Company received approximately $17,500, $15,900 and $7,600, respectively, of sublease income.

      Employment Agreements

      In July 1999, the Company entered into two employment agreements with two officers of the Company. The agreements provide for base salaries of $200,000 per annum effective upon the closing of a qualified initial public offering and certain fringe benefits and are effective through June 30, 2002. The agreements provide that on termination of employment by the Company without cause, or by the employee for good reason, the Company is obligated to pay severance costs based on the higher of the remaining term of the agreement or 12 months.

                                AdStar.com, Inc.
                          Notes to Financial Statements

9.    Commitments and Contingencies (Continued)

      License Agreement

      In April 1996, the Company entered into an exclusive license agreement with a software company that developed the facsimile technology. This agreement provides that the Company pays royalties of up to 50% of net revenues generated by the Company on license fees, implementation fees and maintenance fees. This agreement is for an initial term of 20 years, though it can be terminated by the Company upon six months' notice or by the software company in certain circumstances. For the year ended December 31, 1997, 1998 and 1999, the Company paid royalties of approximately $50,000, $140,000 and $17,000, respectively.

      Agency Relationship

      In a listing agreement with the managing underwriter of the Company's initial public offering, IPO.COM was authorized to include the Company's prospectus on the IPO.COM Web site. The listing agreement neither authorized nor requested that any additional information about the Company be provided. However, IPO.COM provided, on other pages reachable from its Web site home page, summary material that it extracted from the Company's prospectus, relating to the Company and its initial public offering. Those pages also provided a direct link to the Company's Web site. Although the managing underwriter did not authorize IPO.COM to do anything other than provide the Company's prospectus, and was not aware that it had done so, the listing agreement may have created an agency relationship with the managing underwriter and, through the managing underwriter with the Company. It may further be possible to argue that the IPO.COM agency so created extended to all of IPO.COM's actions. If that argument is valid, then the summary material contained on the IPO.COM Web site and the information contained in the Company's Web site could be deemed to constitute a prospectus that does not meet the requirements of the Securities Act of 1933. However, the Company and the managing underwriter believe that no agency was created, or, even if an agency relationship is established, IPO.COM was acting outside the scope of its agency authority in posting information on its Web site other than the Company's Prospectus. They also believe that neither the managing underwriter nor the Company is responsible for that material. Additionally, investors in the initial public offering were cautioned not to rely on the Company's Web site as part of the initial public offering prospectus. Even if an agency relationship and responsibility for this other material is established, the other information on the Web site would constitute a violation of the Securities Act only if it is considered without regard to the Company's complete prospectus which also appears on that same Web site. Taken in context with the prospectus the extracts would, in the Company's view, still be considered a preliminary prospectus meeting the requirements of the Securities Act.

                                AdStar.com, Inc.
                          Notes to Financial Statements

9.    Commitments and Contingencies (Continued)

      Agency Relationship (Continued)

      If there is a violation of the Securities Act, then for a period of one year from the date of their purchase of units, investors in the initial public offering could bring a claim against the Company and the underwriters to obtain recovery of the consideration they paid for their units or, if these persons had already sold the units, for damages resulting from their purchase and sale of securities. Recovery would be based on the theory that the summary materials or the materials contained in the Company's Web site were offering materials for which the Company is responsible and which constitute a violation of the Securities Act. If plaintiffs were to prevail, then damages could total up to $6,900,000, plus interest, based on the initial public offering price of $6.00 per unit for 1,150,000 units and further assuming investors seek recovery of damages after a loss of their entire investment and all purchasers in the offering are entitled to this recovery. The Company expects that investors would not be inclined to assert a claim for rescission or damages unless, during the one-year period following the date of their purchase of securities, the trading prices of the securities fall significantly below the initial public offering price. If litigation was instituted and if the plaintiffs were to prevail, the Company's business, results of operations and financial condition would be harmed. However, upon the advice of counsel, the Company believes it has no material liability and would contest any action of this kind vigorously. Further, upon the advice of counsel, the Company believes that only persons who purchased securities on the basis of the material on the IPO.COM Web site, other than the Company's prospectus, would be able to prevail in those actions and then only if they could establish that those other materials did not comply with the Securities Act. Although the Company cannot be certain of the ultimate disposition of this matter, it is the opinion of the Company's management, based upon the advice of counsel and the information available to it, that in the event of an assertion of a claim, if any, for violation of the Securities Act of 1933 related to the IPO.COM Web site or the materials contained in the Company's Web site based on the agency theory above, the likelihood of a recovery is remote. Consequently, based on the advice of counsel, the Company's management believes that the expected outcome of this matter will not significant affect the results of operations and financial condition of the Company.

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure

            Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      Our current executive officers and directors and their respective ages as of December 31, 1999 are as follows:

                                                                       Director
         Name          Age                  Position                    Since
--------------------  -----   -------------------------------------   ----------

Leslie Bernhard        56    President, Chief Executive Officer
                             and Director                                1991

Eli Rousso             62    Executive Vice President, Chief             1991
                             Technology Officer and Director

Michael Kline          33    Senior Vice President - Strategy &
                             Products

Adam Leff              34    Senior Vice President - Business
                             Development & Corporate Communications

Benjamin J. Douek      49    Senior Vice President, Chief Financial      1999
                             Officer, Secretary and Director

Richard Bassler        41    Senior Vice President - Operations

Ronald S. Posner(1)    57    Director                                    1999

Chris A. Karkenny(1)   31    Director                                    1999

--------
(1) Member of the compensation committee and the audit committee of the Board of Directors.

      Leslie Bernhard is one of our co-founders and has served as our President and Chief Executive Officer since the organization of our predecessor in 1986.

      Eli Rousso is our other co-founder and has served as our Executive Vice President and Chief Technology Officer since the organization of our predecessor in 1986.

      Michael Kline joined us in January 1999 first as a consultant and then in April as a Senior Vice President-Strategy and Products. Prior to joining us, Mr. Kline was associated with Recycler.com, a popular online classifieds publisher, as a consultant from July 1998 to January 1999 and General Manager from March 1996 through July 1998. From October 1995 to March 1996 Mr. Kline worked as a consultant for Recycler Classifieds, a newspaper company based in Los Angeles, California. From August 1994 to October 1995 Mr. Kline was Assistant Director-Strategic Development for the Times Mirror, Inc., a leading media company.

      Adam Leff joined us in August 1998 and is Senior Vice President-Business Development and Corporate Communications. Prior to joining us Mr. Leff served as Vice President-Product Development and Marketing and Vice President-Business Development of AdOne Classified Network since June 1996. From 1993 to May 1996 he held various positions within the classified and new media departments of the LA Times as well as positions with a joint venture in which the LA Times was a co-venturer with PacBell.

      Benjamin J. Douek joined us in April 1999 as Senior Vice President and Chief Financial Officer. Mr. Douek has been a consultant and private investor for more than the last five years during which period he also served as Director of Investment Banking for Ladenberg Thalmann & Co., Inc. (1997-1998), Vice Chairman for Coleman & Company (1996-1997) and Managing Director for Bankers Trust Company (1992-1994).

      Richard Bassler joined us in April 1999 as Vice President/Operations and was promoted to Senior Vice President-Operations in January 2000. Prior to his joining us he was Vice President-General Manager of AdOne Classified Network from June 1998 to March 1999, and Vice President-Affiliate Relations from May 1997 to June 1998. Previously he served as Director of New Media with Packet Publications and News Director of Princeton Packet from May 1994 to May 1997.

      Ronald S. Posner has been Co-Chief Executive Officer of GlobalNet Financial.Com, Inc., a provider of online financial news and information services since July 1999. For more than five years Mr. Posner has also served as Chairman of the Board of P S Capital, a venture capital firm which he founded that focuses on the Internet, software and technology markets. Mr. Posner is a director of Beyond.com, a software superstore, Asymetrix Learning Systems, Inc., a provider of Internet-based learning solutions and Smallworld, a seller of new-era GIS applications to the energy industry.

      Chris A. Karkenny has been Chief Executive Officer of Technologz.com LLC, an incubator and venture catalyst company, since January 1999. Prior to January 1999 and since February 1998 Mr. Karkenny was a private consultant in corporate finance. From September 1995 to February 1998 he was Treasurer of Quarterdeck Corporation, a technology and software company and prior to September 1995 Mr. Karkenny was a consultant for CDK Industries, a consulting firm specializing in mergers and acquisitions.

      All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

      The Company's Board of Directors has established compensation and audit committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company, and administers the issuance of stock options to the Company's officers, employees, directors and consultants. The Audit Committee meets with management and the Company's independent auditors to determine the adequacy of internal controls and other financial reporting matters.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 1999.

Item 10. Executive Compensation.

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 1999, 1998 and 1997 by our (i) Chief Executive Officer and (ii) the only executive officers, other than the CEO, whose salary for the 1999 fiscal year as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

                           Summary Compensation Table

                                                      Long-Term Compensation
                                              ----------------------------------
                                  Annual
                               Compensation         Awards           Payouts
                              --------------  ------------------  --------------
                                                 Common Stock        All Other
 Name and Principal              Salary       Underlying Options   Compensation
      Position         Year        ($)                (#)               ($)
--------------------  ------  --------------  ------------------  --------------

Leslie Bernhard,       1999      $201,894               0                0
Chief Executive        1998       150,131               0                0
Officer & President    1997       150,131               0                0

Eli Rousso             1999      $201,894               0                0
Executive Vice         1998       145,662               0                0
President & Chief      1997       145,357               0                0
Technology Officer

Adam Leff              1999      $168,834            24,460              0
Senior Vice            1998        40,000               0                0
President - Busi-
ness Development
and Corporate
Communications

----------
* Applies to less than a full year.

Stock Options

      The following tables show certain information with respect to incentive and non-qualified stock options granted in 1999 to the only Named Executives under the Company's 1999 Stock Option Plan who received options and the aggregate value at March 27, 2000 of such options. The per share exercise price of all options is equal to the fair market value of a share of Common Stock on the date of grant. No options granted to any Named Executives have been exercised.

                              Option Grants in 1999
--------------------------------------------------------------------------------
Individual Grants of Options
--------------------------------------------------------------------------------

                         Number of
                         Shares of     Percent of
                          Common      Total Options
                          Stock        Granted to     Exercise
                        Underlying    Employees in      Price
         Name            Option #         1999         ($/Sh)    Expiration Date
---------------------  ------------  ---------------  ---------  ---------------

Adam Leff                 24,460           7.5%         $4.77      April 2004

                     Aggregated 1999 Year End Options Values
--------------------------------------------------------------------------------

                              Number of Shares of
                            Common Stock Underlying      Value of Unexercised
                            Unexercised Options at       In-The-Money Options
                                   12/31/99               At March 27, 2000
             Name          Exercisable/Unexercisable   Exercisable/Unexercisable
------------------------  ---------------------------  -------------------------

Adam Leff                          24,460/--                  $63,718/--

Employment Contracts

      We entered into three year employment agreements with each of Leslie Bernhard and Eli Rousso, as of July 12, 1999. Pursuant to her employment agreement, Leslie Bernhard was retained as our Chief Executive Officer at an annual rate of $150,000 per year, which rate was increased to $200,000 per year on December 16, 1999, the date of our initial public offering. Pursuant to his employment agreement, Eli Rousso was retained as our Executive Vice President and Chief Technology Officer rate of $150,000 per year, which rate was increased to $200,000 per year on December 16, 1999.

      Each agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement, separation and disability plans for employees or executives and for participation in other employee benefits applicable to employees and executives of our company. Each agreement further provides for the use of an automobile and other fringe benefits commensurate with the executive's duties and responsibilities.

      Under each agreement, employment may be terminated by us with cause or by the executive with good reason. Termination by us without cause, or by the executive for good reason, would subject us to liability for liquidated damages in an amount equal to the terminated executive's base salary for the remaining term of his or her employment agreement or 12 months, whichever is greater.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table, together with the accompanying footnotes, sets forth information, as of March 10, 2000, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of the Company as a group:

                                               Shares of
                                              Common Stock
                                              Beneficially      Percentage of
         Name of Beneficial Owner (1)          Owned (3)          Ownership
-------------------------------------------  --------------  -------------------
Executive Officers and Directors
Leslie Bernhard (2)                             731,667            25.9%
Eli Rousso (2)                                  731,667            25.9%
Michael Kline (4)                                73,941             2.6%
Adam Leff (5)                                    98,401             3.5%
Benjamin J. Douek (6)                            50,187             1.7%
Richard Bassler (7)                              28,093             1.0%
Ronald Posner (8)                                16,667             0.6*
Chris A. Karkenny (9)                            16,667             0.6*
All Directors and Officers as a group(10)
                                              1,543,460            50.9%

(1) The addresses of the persons named in this table are as follows: Leslie Bernhard c/o AdStar.com, Inc., 4553 Glencoe Avenue, Suite 300, Marina del Rey, California 90292; Eli Rousso c/o AdStar.com, Inc., 4553 Glencoe Avenue, Suite 300, Marina del Rey, California 90292; Michael Kline c/o AdStar.com, Inc., c/o AdStar.com, Inc., 4553 Glencoe Avenue, Suite 300, Marina del Rey, California 90292; Adam Leff, c/o AdStar.com, Inc., 4553 Glencoe Avenue, Suite 300, Marina del Rey, California 90292, Benjamin J. Douek, c/o AdStar.com, Inc., 4553 Glencoe Avenue, Suite 300, Marina del Rey, California 90292, Richard Bassler, c/o AdStar.com, Inc., 4553 Glencoe Avenue, Suite 300, Marina del Rey, California 90292,; Ronald Posner, c/o P.S. Capital,32 Lower Crescent, Sausalito, CA 94965, and Chris A. Karkenny, Net Catalyst, LLC. _11670 Chenault St. Los Angeles, CA 90049.

(2) Includes an aggregate of 203,830 shares in respect of which Ms. Bernhard and Mr. Rousso have voting power.

(3) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from. the filing of this report have been exercise or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 2,820,264 shares outstanding on March 27, 2000.

(4) Consists of 73,941 shares subject to stock options, exercisable within 60 days of the date hereof at $4.77 per share.

(5) Includes 24,460 shares subject to stock options exercisable within 60 days of the date hereof at $4.77 per share.

(6) Includes 17,226 shares subject to stock options, exercisable within 60 days of the date hereof at $4.77 per share and 32,961 shares subject to stock options exercisable within 60 days of the date hereof at $6.00 per share.

(7) Includes 11,484 shares subject to stock options, exercisable within 60 days of the date hereof at $4.77 per share, 12,776 shares subject to stock options, exercisable within 60 days of the date hereof at $7.20 per share, and 3,833 shares subject to stock options, exercisable within 60 days of the date hereof at $6.00 per share .

(8) Consists of 16,667 shares subject to warrants, exercisable within 60 days of the date hereof at $6.00 per share in the name of PS Capital.

(9) Consists of 16,667 shares subject to warrants, exercisable within 60 days of the date hereof at $6.00 per share in the name of Net Catalyst LLC.

(10) Includes 210,015 shares of common stock that could be purchased by exercise of options and warrants within 60 days of the date hereof; 127,111 at $4.77, 20,128 at $6.00 and 12,776 at $7.20.



Item 12. Certain Relationships and Related Transactions

      In July 1999 Jeffrey Diamond, an employee and former director and officer, sold 281,144 shares of our common stock to some of the holders of our convertible notes for $500,000 pursuant to an agreement among Jeffrey Diamond, a representative of the purchasers and us under which Diamond agreed to provide technical services for us for a year at his current compensation of $100,000 a year. In connection with this transaction the purchasers transferred 63,848 shares of our common stock to us. In July 1999 we issued to a company controlled by Ronald S. Posner, and in December 1999 we issued to a company controlled by Chris Karkenny, each a director nominee of the Company, three year warrants to purchase 16,667 shares of common stock at $6.00. Each of the above transactions was approved by the Board of Directors, in which at least two members were disinterested.

      In September 1999, a proposed $15.5 million initial public offering of our securities became effective but did not close. AdStar originally offered units consisting of common stock and warrants in September 1999. That offering was declared effective by the Securities and Exchange Commission and resulted in the stock and warrants included in those units being traded on the American Stock Exchange between September 30 and October 4, 1999. Initial trading in the units resulted in a decline in the unit price to which we responded by announcing a reduction of the warrant exercise price. The American Stock Exchange took the position that this reduction caused our securities to no longer meet its listing requirements and therefore stopped trading in the units. As a result of these events, the former offering was not consummated. In full settlement of our claims, if any, against Paulson Investment Company, Inc., the representative of the underwriters in that offering, we received $500,000 from the representative. In addition, Paulson Capital Corporation, the parent of the representative lent us $1.1 million evidenced by a promissory note due on October 21, 2001 and bearing interest at 6% per annum payable at maturity. Paulson Investment Company, Inc. was the representative of the underwriters in our successful offering which closed in December 1999.

      All future transactions between the Company and its officers, directors or five percent shareholders, and their respective affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the independent, disinterested directors of the Company.

Item 13. Exhibits and Reports on Form 8-K.

(a) Certain of the following exhibits were filed as Exhibits to the registration statement on form SB-2, Registration No. 333-90649 and amendments thereto (the "Registration Statement") filed by the Registrant under the Securities Act of 1933, as amended, or the reports filed under the Securities and Exchange Act of 1934, as amended, and are hereby incorporated by reference.

           Exhibit No.                            Description
      --------------------------------------------------------------------------

      3.1        Certificate of Incorporation of the Company
      3.1a       Amendment to Certificate of Incorporation
      3.2        By-Laws of the Company
      3.3        Agreement and Plan ofMerger
      4.1        Specimen Stock Certificate
      4.2        Form of Public Warrant
      4.3        Form of Underwriter's Warrant
      4.4        Form of Warrant Agreement
      10.1       1999 Stock Option Plan
      10.4       Employment Agreement between the Company and Leslie Bernhard
      10.5       Employment Agreement between the Company and Eli Rousso
      10.6       Memorandum of Agreement between the Company and CareerPath.com
                 LLC dated March 11, 1999
      10.7       Distribution and Service Agreement dated February 9, 1999 by and between the Company and PowerAdz
      10.8       Distribution and Service Agreement dated November 19, 1998 by and between the Company and AdOne Classified Network, Inc.
      10.9       Agreement dated March 16, 1999 by and between James E. Mann and the Company
      10.10      Form of warrant to purchase 16,667 shares of Common Stock
                 issued to Jonathan Cohen and Ronald Posner
      10.12      Loan and Subscription Agreement dated July 13, 1999 by and between the Company and Interequity Capital Partners L.P.
      10.13      Form of Subscription Agreement for 12% Convertible Subordinated
                 Unsecured Promissory Note
      10.14      Form of 12% Convertible Subordinated Unsecured Promissory Note
      10.15      Form of Shareholders' Agreement by and among the Company, its principal stockholders and certain investors
      10.16      Employment Agreement dated July 20, 1998 between Adam Leff and the Company and amendment dated July 15, 1999
      10.17      Employment Agreement dated as of April 12, 1999 between Michael
                 Kline and the Company
      10.18      Promissory Note issued to Paulson Capital Corporation
      10.19      Distribution and Service Agreement dated as of September 3,
                 1999 by and between the Company and Landon Media Group, Inc.
      10.20      Distribution and Service Agreement dated as of August 30, 1999 by and between the Company and Career Engine
      10.21      Distribution and Service Agreement dated as of August 27, 1999 by and between the Company and CareerPath.com
      10.22      Engagement Agreement dated August 24, 1999 by and between the

                 Company and RCG Capital Markets Group, Inc.
      27.1       Financial Data Schedule

----------

* Filed herewith.

(b) No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AdStar.com, Inc.

                                      By:  /s/Leslie Bernhard
                                           -------------------------------------
                                           Leslie Bernhard,
                                           President and Chief Executive Officer

Date: March 29, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.

                Signature                  Title
                ---------                  -----

         /s/ Leslie Bernhard               President and Chief Executive Officer
         ----------------------             and Director
         Leslie Bernhard


         /s/ Eli Rousso                    Executive Vice President
         ----------------------             and Director
         Eli Rousso


         /s/ Benjamin J. Douek             Senior Vice President and Chief
         ----------------------             Financial Officer and Director
         Benjamin J. Douek