Form 10QSB
period 2000-03-31
ADSTAR COM INC
filed 2000-05-12
CIK 1091599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 333-90649

                                AdStar.com, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                                22-3666899
-------------------------------                                 -------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

        4553 Glencoe Avenue, Suite 300, Marina del Rey, California 90292
                    (Address of principal executive offices)

                                 (310) 577-8255
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 3, 2000 the Issuer had outstanding 2,831,272 shares of its common stock.

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                ADSTAR.COM, INC.

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                 March 31, 2000

                                                                            PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Interim Consolidated Financial Statements
                  (Unaudited)

                      Balance Sheet - March 31, 2000                           3

                      Statements of Operations
                      Three-Month Periods Ended
                      March 31, 2000 and 1999                                  4

                      Statements of Cash Flows
                      Three-Month Periods Ended
                      March 31, 2000 and 1999                                  5

                      Notes to Interim Financial Statements                    6

         Item 2.  Management's Discussion and Analysis or Plan of Operation    9

PART II - OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                   13

         Item 6.  Exhibits and Reports on Form 8-K

                      (a)  Exhibits                                           13

SIGNATURES                                                                    14

AdStar.com, Inc.
Balance Sheet
As Of March 31, 2000 (Unaudited)

Assets

Current Assets:
   Cash and Cash Equivalents                                                    $  3,098,645
   Accounts Receivable                                                               222,067
   Prepaids and Other Assets                                                         207,764
                                                                                ------------

                Total Current Assets                                               3,528,476

Property and Equipment, Net                                                          512,194
Intangible Assets, Net                                                               153,018
Other Assets                                                                          24,862
                                                                                ------------

                Total Assets                                                    $  4,218,550
                                                                                ============

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts Payable                                                             $    441,108
   Accrued Expenses                                                                  198,235
   Deferred Revenue                                                                   91,870
   Capital Lease Obligations                                                           3,255
                                                                                ------------

                Total Current Liabilities                                            734,468

Note Payable                                                                       1,100,000
Other Accrued Expenses                                                                29,032
                                                                                ------------

                Total Liabilities                                                  1,863,500

Commitments and Contingencies

Stockholders' Equity:
   Preferred Stock, par value $0.0001; authorized 5,000,000 shares;
      none issued and outstanding
   Common Stock, par value $0.0001; authorized 10,000,000 shares;                         --
      issued and outstanding 2,830,858 at March 31, 2000                                 283
   Additional Paid-In Capital                                                      5,951,520
   Deferred Compensation                                                            (176,301)
   Accumulated Deficit                                                            (3,420,452)
                                                                                ------------

                Total Stockholders' Equity                                         2,355,050
                                                                                ------------

                Total Liabilities and Stockholders' Equity                      $  4,218,550
                                                                                ============

The accompanying notes are an integral part of these financial statements.

AdStar.com, Inc.
Statements of Operations
For the Three-Month Periods
Ended March 31, 1999 and 2000 (unaudited)

                                                                            1999           2000
Revenues                                                             $   406,602    $   570,730
Cost of Revenues                                                         199,548        486,612
                                                                     --------------------------

                    Gross Profit                                         207,054         84,118

Sales, General and Administrative Expenses                               234,836        773,369
Development Costs                                                              0        300,465
                                                                     --------------------------

                    Loss from Operations                                 (27,782)      (989,716)

Interest Income (Expense), Net                                            (2,884)        19,177
                                                                     --------------------------

                   Loss before Taxes                                     (30,666)      (970,539)

Provision for Income Taxes                                                   690          2,790
                                                                     --------------------------

                    Net Loss                                         $   (31,356)   $  (973,329)
                                                                     ==========================

Loss per share -- basic and diluted                                  $     (0.02)   $     (0.34)
Weighted average number of shares -- basic and diluted                 1,479,664      2,827,196

          The accompanying notes are an integral part of these interim financial statements.

AdStar.com, Inc.
Statements of Cash Flows
For the Three-Month Periods
Ended March 31, 1999 and 2000 (Unaudited)

                                                                                       1999           2000
Cash flows from operating activities:
   Net Loss                                                                     $   (31,356)   $  (973,329)
   Adjustments to reconcile net loss to net cash
   Used in operating activities:
      Depreciation and amortization                                                  10,888         37,483
      Warrants issued for services                                                       --         13,107
      Common stock issued for services                                                   --         48,962
      Changes in assets and liabilities:
         Accounts receivable                                                        (28,817)       238,410
         Prepaids and other assets                                                  (62,773)       (73,228)
         Accounts payable                                                           (10,558)      (687,707)
         Accrued expenses                                                             4,442       (226,150)
         Deferred revenue                                                           (20,935)       (15,130)
                                                                                -----------    -----------
               Net cash used in operating activities                               (139,109)    (1,637,582)
                                                                                -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                                               (83,067)      (115,091)
                                                                                -----------    -----------
               Net cash used in investing activities                                (83,067)      (115,091)
                                                                                -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance from convertible notes payable                            700,000
   Repayment of note payable                                                                      (749,466)
   Principal repayments on capital leases                                            (1,708)        (1,709)
                                                                                -----------    -----------

               Net cash from (used in) financing activities                         698,292       (751,175)
                                                                                -----------    -----------

               Net increase (decrease) in cash and cash equivalents                 476,116     (2,503,848)

Cash and cash equivalents at beginning of period                                     90,007      5,602,493
                                                                                -----------    -----------

Cash and cash equivalents at end of period                                      $   566,123    $ 3,098,645
                                                                                ===========    ===========

Noncash investing and financing activities:
   Purchase of intangible assets, cancellation of an option and
      Repayment of accrued liability by issuance of note payable
                                                                                    751,710

              The accompanying notes are an integral part of these
                         interim financial statements.

AdStar.com, Inc.
Notes To Interim Financial Statements
(Unaudited)

      1.    General

            The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to AdStar.com's Annual Report on Form 10-KSB for the year ended December 31, 1999.

      2.    Summary of Significant Accounting Policies

            Concentration of Credit Risk and Major Customers

            Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at times, cash balances held in financial institutions are in excess of FDIC insurance limits.

            For the three months ended March 31, 2000, no customer accounted for 10% of the Company's revenues and three customers in the aggregate accounted for 19% of the Company's accounts receivable. For the three months ended March 31, 1999, one customer accounted for 17% of the Company's revenues and five customers comprised 42%, in the aggregate, of the Company's accounts. The majority of the Company's customers have historically consisted of newspapers and publishers of classified advertisements. The Company's customers on its Web site are classified advertisers.

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

            The Company also sells hardware to certain customers to support the installation of its Ad-Star technology. The Company charges the customer a small mark-up on the cost of the hardware and recognizes revenue on delivery to the customer. For the three-month periods ended March 31, 1999 and 2000, sales of hardware totaled approximately $36,000 and $8,500, respectively.

            In June 1999, the Company introduced a Web-based product that permits advertisers to plan, schedule, compose and purchase advertising from many print and online publishers. The Company recognizes revenues on a per-transaction basis. The manner in which these transaction revenues are recognized depends on the service sold. With respect to ads composed directly on the Company's Web site, and where the advertiser does not have a contract with the publisher, the amount billed to the customer by the Company is recognized if, and when, the Company accepts the customer's ad and charges the customer's credit card. In these transactions, the Company is responsible for the resulting credit risk. Credit card and debit card processing fees and amounts remitted to the publisher on these transactions are recognized as a cost of sale. With respect to ads placed through the Company's Web site, where the customer has a contract with the publisher, the publisher collects the revenues and remits the transaction fee to the Company. In these instances, these transaction fees are recognized when the ad is placed through the Company's system and the collection from a publisher of the resulting receivable is probable. For the three months ended March 31, 2000, Internet revenues totaled approximately $195,000.

            Research and Development Costs

            Costs incurred in the research and development of products are expensed as incurred.

            Computation of Earnings Per Share

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

            For the three months ended March 31, 1999 and 2000, diluted earnings
            (loss) per share does not include 0 and 1,772,362 options and warrants to purchase common stock and 146,750 and 0 shares issuable on the conversion of notes payable, as their inclusion is antidilutive.

      3.    Notes Payable

            The Company paid in full in January 2000 notes payable in the principal amount of $15,000, bearing interest at 10% per annum. In addition the Company paid in full in January 2000, a note payable in the principal amount of $734,446, bearing interest at 10% per annum.

            At March 31, 2000, the Company had outstanding a note payable bearing interest at 6% per annum, due in full in October 2001 in the principal amount of $1,100,000.

      4.    Capital Transactions

            Warrants

            In March 2000, the Company granted to a consultant warrants to purchase an aggregate of 40,000 shares of common stock at an exercise price of $10.00 per share. The warrants expire in March 2005 and are exercisable upon vesting. 25,000 of the warrants vest immediately and 15,000 of them vest when the consultant achieves certain performance goals or, if not then vested, on the fifth anniversary of the date of grant, provided the consultant is still providing services to the Company. In connection with the 25,000 warrants, the Company recorded deferred compensation of $157,408 representing the fair value of the warrants using the Black-Scholes pricingoption-pricing model. For the quarter ended March 31, 2000, $13,107 of the deferred compensation was charged to expense. The Company will record additional non-cash charges for the 15,000 warrants over the service period.

            Equity Compensation to Vendors

            The Company established a vendor compensation plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 200,000 shares are available for issuance. In the three-month period ended March 31, 2000, 10,594 shares were issued to vendors under the plan representing compensation of $80,962. Of that amount, $48,962 was expensed in the three-month period. The balance is deferred and amortized over periods of three or eleven months. An additional 414 shares of common stock were issued under the plan in April representing $3,000 in compensation to one vendor.

      5.    Subsequent Event

            In April 2000, the Company entered into an equipment leasing agreement with a commercial bank, which provides up to $100,000 for financing of capital equipment.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this quarterly report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and are subject to the "Risk Factors" included in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 1999. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

INTRODUCTION

We have developed a one-stop marketplace on the Web for advertisers to buy classified ads. We enable advertisers by accessing our Web site on their computers to plan, schedule, compose and purchase classified advertising from a large number of print and on-line publishers. Our service permits both professional and non-professional advertisers, including the general public, to create and submit to one or many publishers any number of ads, 24 hours a day, seven days a week, using any recognized Web browser.

This new Web-based service is an outgrowth of our historical business that, since 1986, has offered professional advertisers the ability to place ads electronically with a growing number of the largest newspapers in the United States based on circulation. Using this system, we have become the largest provider of remote entry for classified ads into newspapers in the United States.

In 1999 we commenced our transition from software provider to an Internet marketplace for print and online classified advertising. We received our first transaction fees from Internet business in June 1999 with one online publication available on the site. By the end of the year we had five print and one online publications available on the site and Internet revenues accounted for approximately 16% of our total revenues for the year ended December 31, 1999. In addition, we powered approximately $550,000 of classified advertising through our classified advertising marketplace, Advertise123.com, and private-label sites.

As we build a critical mass of publishers, we are also focusing our marketing efforts on bringing advertisers to our site. On February 23, 2000, we announced that we had publications available to advertisers on Advertise123.com that enabled them to place ads in the top 10 designated market areas, or DMAs, in the country. On March 15, 2000, we announced that we had expanded market coverage to the top 20 DMAs; and on March 29, 2000 we had expanded coverage to the top 31 DMAs. By the end of the quarter we had 60 print and 28 online publications available on our Web site and Internet revenues comprised 34% of our revenues for the three months ended March 31, 2000. In addition we powered approximately $530,000 of classified advertising through Advertise123.com and private-label sites.

RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of revenues:

                                                    Three-month period ended
                                                            March 31,
                                               ---------------------------------
                                                   1999                 2000
                                                   ----                 ----

Revenues                                           100.0%               100.0%
Cost of Revenues                                    49.1%                85.3%
Gross Profit                                        50.9%                14.7%
Sales, General and Administrative Expenses          57.8%               135.5%
Web Site Development Costs                           0.0%                52.6%
Income (Loss) from Operations                       -6.8%              -173.4%
Interest Expense, Net                               -0.7%                 3.4%
Income (Loss) before Taxes                          -7.5%              -170.1%
Provision for Income Taxes                           0.2%                 0.5%
Net Income (Loss)                                   -7.7%              -170.5%

      Revenues. Revenues increased to approximately $571,000 for the three-month period ended March 31, 2000 from $407,000 in the comparable 1999 period, representing 40% growth. This increase was due to the recording of Internet revenues of approximately $195,000 in the 2000 period. We had our first Internet revenues in June 1999. Internet revenues represented approximately 34% of our total revenues in the 2000 quarter. As we shifted our focus in 1999 to the Web, we also shifted resources from building our software service business. Consequently, software installation, license and end-user support revenues (referred to as "service revenues") were essentially flat at approximately $367,000 for the 2000 quarter compared with approximately $370,000 for the 1999 comparable quarter. While we expect to continue to recognize service revenues from existing and potential new software licensing contracts, we expect that Internet transaction based revenues will eventually become our principal source of revenues. Hardware sales were approximately $8,500 in the first quarter of 2000 compared with approximately $36,000 in the 1999 quarter.

      Cost of Revenues. Cost of revenues consists primarily of payments to publications for transactions placed on our Internet system, to pay for credit card processing costs for transactions placed on our Internet system, to configure and install the AdStar software into the publishing systems of newspapers, to configure end-user software for the newspaper's advertiser clients, to provide customer training and end-user support, and to pay costs of hardware sales and royalty fees. These costs increased to approximately $487,000 for the first quarter of 2000 compared to $200,000 for the comparable 1999 quarter. Cost of Internet transactions was $179,000 in 2000, representing payments to publications and credit card companies and processors. In the 1999 first quarter we had no Internet transaction costs. Personnel costs associated with cost of revenues rose 84% to $193,000 in 2000 compared with $105,000 in 1999 for added technical support and end user support staff and associated recruitment expenses necessary to grow our business. Hardware expense decreased to $7,000 in 2000 from $33,000 in 1999. We view sales of hardware as an accommodation to our clients coincident to the installation of our software in the front-end publishing systems of newspapers. Royalty expense increased to $56,000 in 2000 from $18,000 in 1999 due to the timing of royalties payable on installation of our fax product. Cost of revenues increased as a percentage of revenues in that our Web business is a higher volume lower margin business than our service business.

      Sales, General and Administrative. Sales, general and administrative expense consists primarily of salaries of business development personnel, sales and marketing personnel, executive and administrative personnel, and other advertising and sales promotion, marketing, trade show and travel expense. These personnel expenses increased to $363,000 in the first quarter of 2000 from $112,000 in 1999, representing a tripling in the number of personnel in this area and the employment of temporary personnel to expand our business. Our personnel additions are primarily for marketing, business development and operations for our Web-based service. We expect to incur additional sales, general and administrative expenses as we hire additional personnel and incur additional expenses related to the development of our Web-based service. Travel expense, primarily associated with business development and investor relations, increased to $74,000 in the 2000 quarter from $42,000 in 1999. Our advertising, sales promotion and trade show expense grew to $91,000 in the 2000 period compared with $59,000 in 1999 reflecting our increased business development efforts. We had $45,000 of expenses in 2000 specifically associated with being a public company, which we did not have in 1999.

      Development Costs. Development costs of $300,000 represent expenses to design, configure and build our branded and private label sites. The primary components of this expense were technical and design consultant fees of $147,000 and employee expense of $123,000.

      Interest Income (Expense), Net. Interest income was $44,000 in the first quarter of 2000 attributable to investing available cash in short-term time deposits and money market accounts at Chase Bank. Interest expense was $25,000 in the first quarter of 2000 (of which $17,000 was accrued but not payable until October 2001)compared with $12,000 in 1999.

      Liquidity and Capital Resources. As of March 31, 2000, we had cash and cash equivalents of approximately $3,100,000.

Net cash used in operations was approximately $ 1,637,000 for the 2000 period compared with $139,000 for 1999. The difference is due primarily to the sizable net loss from operations in 2000 compared to the small net loss in 1999 and a $688,000 reduction in the level of accounts payable in the 2000 quarter largely attributable to the payment of costs related to our initial public offering completed in December 1999. Net cash used in investing activities increased to $115,000 in 2000 compared with $83,000 in 1999 resulting from the purchase and development of computer equipment and related infrastructure for our Web-based system. Net cash used in financing activities was approximately $750,000 during 2000 compared to $698,000 provided by in financing activities in 1999. The activity in 2000 reflects repayment of notes payable. The Company paid in full in January 2000 notes payable in the principal amount of $15,000, bearing interest at 10% per annum . In addition the Company paid in full in January 2000, a note payable in the principal amount of $734,446, bearing interest at 10% per annum. In March 1999, we sold $700,000 of our 12% convertible notes in a private placement. These notes converted to common stock in December 1999 upon the closing of our initial public offering.

In April 2000, we entered into an equipment leasing agreement with Imperial Bank, which provides up to $100,000 of financing for capital equipment.

We anticipate that our operating expenses will increase substantially as the number of our employees increases. Additionally we may evaluate from time to time possible investments in new businesses, products and technologies to build our business. We expect that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to seek additional funding through public or private financings or other arrangements prior to the expiration of the twelve-month period. Adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material and adverse effect on our financial position, results of operations and cash flows.

                                     PART II

Item 2. Changes in Securities and Use of Proceeds

      Recent Sales of Unregistered Securities. The Company established a vendor compensation plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 200,000 shares are available for issuance. In the three-month period ended March 31, 2000, 10,594 unregistered shares were issued to vendors under the plan relying upon the exemption under section 4(2) of the Securities Act of 1933 and which represented compensation of $80,962. Of that amount, $48,962 was expensed in the three-month period. The balance is deferred and amortized over periods of three or eleven months. An additional 414 shares of common stock were issued under the plan in April representing $3,000 in compensation to one vendor. The vendors have taken the shares for investment.

      Use of Proceeds. On December 22, 1999, we completed our initial public offering of 1,150,000 units, each comprised of one share of our common stock and one warrant to purchase one share. The offering was lead managed by Paulson Investment Company, Inc. The Units were sold pursuant to a registration statement filed with the Securities and Exchange Commission (Reg. No. 333-90649) and declared effective December 16, 1999. The price of each unit was $6.00. After deducting expenses of $1,509,000 incurred in connection with the offering, our net proceeds from the offering were approximately $5,391,000. From our net proceeds, we repaid three items of whichindebtedness, which aggregated approximately $1,600,000, as follows:

Note payable bearing interest at 10% per annum, repayable in monthly installments of $8,333 comprising principal and
interest. Repaid in January 2000.                                     $ 734,500

Note payable bearing interest at 14% per annum, repayable in
54 equal installments commencing February 2000.  Repaid in
December 1999.                                                          850,000

Notes payable bearing interest at 10% per annum, repayable on
demand.  Repaid in January 2000.                                         15,000

         Total                                                       $1,599,500

Through March 31, 2000, we expended approximately $695,000 in development and expansion of our Web site and further product development and site maintenance. The balance of the net proceeds will be used for development and expansion of our Advertise123.com Web site and for product development and site maintenance.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.23 Engagement Agreement, dated March 7, 2000, between RCG Capital Markets Group and the Company.

            10.24 First Amendment of Office Lease and Parking License Agreement, dated December 13, 1999, between TIAA Realty, Inc. and the Company.

            10.25 Second Amendment of Office Lease and Parking License Agreement, dated March 24, 2000, between TIAA Realty, Inc. and the Company.

            27       Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AdStar.com, Inc.
                                                (Registrant)


Date   May 12, 2000                             /s/ LESLIE BERNHARD
-------------------                             -------------------------------
                                                President & CEO


Date   May 12, 2000                             /s/  BENJAMIN J. DOUEK_
-------------------                             -------------------------------
                                                Senior vice President & CFO

                                      INDEX

                                List of Exhibits

      Exhibit
-------------------

      10.23 Engagement Agreement, dated March 7, 2000, between RCG Capital Markets Group and the Company.

      10.24 First Amendment of Office Lease and Parking License Agreement, dated December 13, 1999, between TIAA Realty, Inc. and the Company.

      10.25            Second Amendment of Office Lease and
                       Parking License Agreement, dated March 24,
                       2000, between TIAA Realty, Inc.
                       and the Company.

      27               Financial Data Schedule