Form 10QSB
period 2000-06-30
ADSTAR COM INC
filed 2000-08-14
CIK 1091599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 333-90649

                                AdStar.com, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                 22-3666899
------------------------------------------------      -------------------
(State or other jurisdiction of incorporation or         (IRS Employer
                organization)                         Identification No.)

        4553 Glencoe Avenue, Suite 300, Marina del Rey, California 90292
                    (Address of principal executive offices)

                                 (310) 577-8255
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2000 the Issuer had outstanding 2,833,185 shares of its common stock.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                  June 30, 2000

                                                                            PAGE
PART I - FINANCIAL INFORMATION

          Item 1. Interim Consolidated Financial Statements
                  (Unaudited)

                  Balance Sheet - June 30, 2000                             3

                  Statements of Operations
                  Three-Month and Six-Month Periods
                  Ended June 30, 1999 and 2000                              4

                  Statements of Cash Flows
                  Six-Month Periods Ended
                  June 30, 1999 and 2000                                    5

                  Notes to Interim Financial Statements                     6

          Item 2. Management's Discussion and Analysis or Plan of
                  Operation                                                10

PART II - OTHER INFORMATION

          Item 2. Changes in Securities and Use of Proceeds                15

SIGNATURES                                                                 16

AdStar.com, Inc.
Balance Sheet
As of June 30, 2000 (unaudited)

Assets

Current assets:
   Cash and cash equivalents                                        $ 1,662,991
   Accounts receivable                                                  187,697
   Prepaids and other current assets                                    140,310
                                                                    -----------
                Total current assets                                  1,990,998
Property and equipment, net                                             765,738
Intangible assets, net                                                  143,251

Other assets                                                             24,863
                                                                    -----------

                Total assets                                        $ 2,924,850
                                                                    ===========

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                 $   269,568
   Accrued expenses                                                     241,700
   Deferred revenue                                                      77,469
   Capital lease obligations                                             16,032
                                                                    -----------
                Total current liabilities                               604,769
Note payable                                                          1,100,000
Interest payable                                                         45,532
Capital lease obligations                                                53,877
                                                                    -----------
                Total liabilities                                     1,804,178

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, par value $0.0001; authorized 5,000,000 shares;
      none issued and outstanding                                            --
   Common stock, par value $0.0001; authorized 10,000,000 shares;
      issued and outstanding 2,833,185 at June 30, 2000                     283
   Additional paid-in capital                                         5,963,020
   Deferred compensation                                               (112,948)
   Accumulated deficit                                               (4,729,683)
                                                                    -----------

                Total stockholders' equity                            1,120,672
                                                                    -----------

                Total liabilities and stockholders' equity            2,924,850
                                                                    ===========

              The accompanying notes are an integral part of these
                          interim financial statements.

AdStar.com, Inc.
Statements of Operations
For the three-month and six-month periods
Ended June 30, 1999 and 2000 (unaudited)

                                                         Three months ended June 30,    Six months ended June 30,
                                                         ---------------------------    -------------------------
                                                             1999           2000           1999           2000
                                                             ----           ----           ----           ----
Revenues                                                 $   374,441    $   621,364    $   781,043    $ 1,192,093
Cost of revenues                                             290,269        530,018        489,817      1,016,630
                                                         -----------    -----------    -----------    -----------

       Gross profit                                           84,172         91,346        291,226        175,463

Sales and administrative expenses                            427,299        953,158        662,625      1,729,116
Development costs                                                 --        460,339             --        760,804
                                                         -----------    -----------    -----------    -----------

       Loss from operations                                 (343,127)    (1,322,151)      (371,399)    (2,314,457)

Interest income (expense), net                               (42,916)        13,120        (45,800)        32,297
                                                         -----------    -----------    -----------    -----------

       Loss before taxes                                    (386,043)    (1,309,031)      (417,199)    (2,282,160)

Provision for income taxes                                      (200)          (200)          (400)          (400)
                                                         -----------    -----------    -----------    -----------

       Net loss                                          $  (386,243)   $(1,309,231)   $  (417,599)   $(2,282,560)
                                                         ==========================    ==========================

Loss per share -- basic and diluted                      $     (0.26)   $     (0.46)   $     (0.28)   $     (0.81)
Weighted average number of shares -- basic and diluted     1,479,664      2,832,150      1,479,664      2,829,673

The accompanying notes are an integral part of these interim financial statements.

AdStar.com, Inc.
Statements of Cash Flows
For the six-month periods ended June 30, 1999 and 2000 (unaudited)
--------------------------------------------------------------------------------

                                                         1999           2000
                                                         ----           ----
Cash flows from operating activities:
  Net loss                                           $  (417,599)   $(2,282,560)
  Adjustments to reconcile net loss to net
   cash used in operating activities
   Depreciation and amortization                          28,433         80,656
   Stock-based charges                                        --        136,922
   Changes in assets and liabilities:
      Accounts receivable                               (155,330)       272,780
      Prepaids and other assets                         (362,404)        (5,775)
      Accounts payable                                   173,058       (859,247)
      Accrued expenses                                     1,864       (211,717)
      Deferred revenue                                   (30,123)       (29,531)
      Interest payable                                        --         45,532
                                                     -----------    -----------
     Net cash used in operating activities              (762,101)    (2,852,940)
                                                     -----------    -----------
Cash flows from investing activities:
  Purchase of property and equipment                    (276,874)      (402,041)
                                                     -----------    -----------

     Net cash used in investing activities              (276,874)      (402,041)
                                                     -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of convertible
   notes payable                                       1,050,000             --
  Proceeds from leasing of property and
   equipment                                                  --         68,303
  Repayment of notes payable                              (6,260)      (749,466)
  Principal repayments on capital leases                  (3,416)        (3,358)
  Proceeds from sale of stock                             26,300             --
  Dividends paid                                          (4,773)            --
                                                     -----------    -----------
     Net cash from (used in) financing
      activities                                       1,061,851       (684,521)
                                                     -----------    -----------
     Net increase (decrease) in cash and
      cash equivalents                                    22,876     (3,939,502)
Cash and cash equivalents at beginning of
period                                                    90,007      5,602,493
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   112,883    $ 1,662,991
                                                     ===========    ===========
Supplemental cash flow disclosures:
   Taxes paid                                             $2,588         $5,096
   Interest paid                                         $15,639         $9,413
Non cash investing and financing activities
  Purchase of intangible assets,
   cancellation of an option and repayment
   of accrued liability by issuance of a note
   payable                                              $751,710             --

The accompanying notes are an integral part of these interim financial statements.

AdStar.com, Inc.
Notes To Interim Financial Statements
(Unaudited)

1.    General

      The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to AdStar.com's Registration Statement No. 333-43408 on Form SB-2, dated August 10, 2000.

2.    Summary of Significant Accounting Policies

      Concentration of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at times, cash balances held in financial institutions are in excess of FDIC insurance limits.

      For the three and six months ended June 30, 2000, no customer accounted for 10% of the Company's revenues. At June 30, 2000 three customers in the aggregate accounted for 52% of the Company's accounts receivable. For the three and six months ended June 30, 1999, no customer accounted for 10% of the Company's revenues. At June 30, 1999 three customers comprised 49%, in the aggregate, of the Company's accounts receivable. The majority of the Company's customers have historically consisted of newspapers and publishers of classified advertisements. The Company's customers on its Web site are classified advertisers. In the three months and six months ended June 30, 2000, 32% and 29%, respectively, of the Company's revenues have been received with respect to ads posted by advertisers on CareerPath.

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

      The Company also sells hardware to certain customers to support the installation of its Ad-Star technology. The Company charges the customer a small mark-up on the cost of the hardware and recognizes revenue on delivery to the customer. Sales of hardware totaled approximately $52,000 and $42,000 for the three-month periods ended June 30, 1999 and 2000, respectively, and $88,000 and $51,000 for the six-month periods ended June 30, 1999 and 2000, respectively.

      In June 1999, the Company introduced a Web-based product that permits advertisers to compose, schedule and purchase advertising from many print and online publishers. The Company recognizes revenues on a per-transaction basis. The manner in which these transaction revenues are recognized depends on the service sold. With respect to ads composed directly on the Company's Web site, and where the advertiser does not have a contract with the publisher, the amount billed to the customer by the Company is recognized if, and when, the Company accepts the customer's ad and charges the customer's credit card. In these transactions, the Company is responsible for the resulting credit risk. Credit card and debit card processing fees and amounts remitted to the publisher on these transactions are recognized as a cost of sale. With respect to ads placed through the Company's Web site, where the customer has a contract with the publisher, the publisher collects the revenues and remits the transaction fee to the Company. In these instances, these transaction fees are recognized when the ad is placed through the Company's system and the collection from a publisher of the resulting receivable is probable. For the three months and six months ended June 30, 2000, Internet revenues totaled approximately $329,000 and $524,000, respectively. For the three and six month periods ended June 30, 1999, Internet revenues totaled approximately $30,000.

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

      For the three months and six months ended June 30, 1999 and 2000, diluted earnings (loss) per share does not include 141,742 and 1,788,164 options and warrants to purchase common stock and 220,126 and 0 shares issuable on the conversion of notes payable, as their inclusion is antidilutive.

3.    Notes Payable

      The Company paid in full in January 2000 notes payable in the principal amount of $15,000, bearing interest at 10% per annum. In addition the Company paid in full in January 2000, a note payable in the principal amount of $734,446, bearing interest at 10% per annum.

      At June 30, 2000, the Company had outstanding a note payable bearing interest at 6% per annum, due in full in October 2001 in the principal amount of $1,100,000.

4.    Capital Transactions

      Warrants

      In March 2000, the Company granted to a consultant warrants to purchase an aggregate of 40,000 shares of common stock at an exercise price of $10.00 per share. The warrants expire in March 2005 and are exercisable upon vesting. 25,000 of the warrants vested immediately and 15,000 vest when the consultant achieves certain performance goals or, if not then vested, on the fifth anniversary of the date of grant, provided the consultant is still providing services to the Company. In connection with the 25,000 warrants, the Company recorded deferred compensation of $157,408 representing the fair value of the warrants using the Black-Scholes option-pricing model. For the three-month and six-month periods ended June 30, 2000, $39,400 and $52,500, respectively, of the deferred compensation was charged to expense. The Company will record additional non-cash charges for the 15,000 warrants over the service period. To date such charges have been immaterial.

      Equity Compensation to Vendors

      The Company established a vendor compensation plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 200,000 shares are available for issuance. In the three-month and six-month periods ended June 30, 2000, 2,327 shares and 12,921 shares, respectively, were issued to vendors under the plan representing respective compensation of $11,500 and $92,500. Of those amounts, $11,500 and $84,500 was expensed in the three-month and six-month periods ended June 30, 2000, respectively. The balance is deferred and amortized over periods of three or eleven months.

5 Subsequent Event

      On August 10, 2000, the Company filed a registration statement with the Securities and Exchange Commission in connection with the proposed public offering of 1,400,000 shares of its common stock based on the market price at the time of the offering. There can be no assurance that this offering will be successfully consummated.

        Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this quarterly report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and are subject to the "Risk Factors" included in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 1999 and in our registration statement on form SB-2 filed with the Securities and Exchange Commission on August 10, 2000. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We have developed a one-stop marketplace on the Web for advertisers to buy classified ads. We enable advertisers, by accessing our Web site, to compose, schedule and purchase classified advertising from a large number of print and online publishers. Our service permits both professional and non-professional advertisers, including the general public, to create and submit to one or many publishers any number of ads, 24 hours a day, seven days a week, using any standard Web browser.

This Web-based service is an outgrowth of our historical business that, since 1986, has offered professional advertisers the ability to place ads electronically with a number of the largest newspapers in the United States based on circulation. Using this system, we have become the largest provider of remote entry for classified ads into newspapers in the United States.

In 1999 we commenced our transition from software provider to an Internet marketplace for print and online classified advertising. We received our first transaction fees from Internet business in June 1999 with one online publication available on the site. By the end of the year we had one online and five print publications available on the site and Internet revenues accounted for approximately 16% of our total revenues for the year ended December 31,1999. In addition, we processed approximately $550,000 of classified advertising through our classified advertising marketplace, Advertise123.com, and private-label sites.

In the first six months of 2000 we have moved rapidly to build a critical mass of publications on our Web site. On February 23, 2000, we announced that we had publications available to advertisers on Advertise123.com that enabled them to place ads in the top 10 designated market areas, or DMAs, in the U.S. On March 15, 2000, we announced that we had expanded market coverage to the top 20 DMAs; on March 29, 2000 we had expanded coverage to the top 31 DMAs; and on June 1, 2000 we had expanded coverage to the top 50 DMAs. By the end of the second quarter we had approximately 80 print and 30 online publications available on our Web site, and Internet revenues comprised 44% of our revenues for the six months ended June 30, 2000. In addition we processed approximately $1,612,000 of classified advertising through Advertise123.com and private-label sites in the six-month period.

Now that we can offer advertisers a critical mass of publishers, we are focused on bringing advertisers to our site to increase transaction volume and on enhancing the services offered on that site. To bring more advertisers to publishers through our Web site, we have established relationships with publishers, vertical online Web sites in the major classified advertising categories, with an auction tools site and with search engine sites that will provide their customers with easy access to our site. Additionally we began an advertising program in the latter part of July 2000 in high traffic Web environments.

Revenues from our software business consist of licensing fees and fees for advertiser service and support charged to publishers. In our Web-based service our charges are currently based on the advertising fee charged by the publisher. In certain cases we receive a percentage of the advertising fee charged by the publisher and in others we mark-up the advertising fee and are paid by the advertiser. We expect that in the future some of our revenues could be based on a fixed transaction fee as well. As our business continues its transition from a software service fee model to a transaction fee based model, there are likely to be material changes in our financial statements, including changes in revenue recognition policies, gross margin, timing of cash flows and volume of accounts receivable as a percentage of revenues.

Our level of revenues through 1998 had generally been sufficient to support our historic business. In developing our Web-based system we began to incur expenses in 1998 that could not be offset by the revenues generated by our historic business. These expenses caused us to incur losses in 1998 and 1999 and in the first six months of 2000. We intend to continue to make significant financial investments to support publishers on our Web site, Advertise123.com, for content development, technology and infrastructure development and marketing and advertising expense. As a result, we believe that we will incur operating losses and negative cash flows from operations before the build-up in revenues from our Internet business offsets anticipated increases in expense. Because we have limited Internet experience, we cannot accurately forecast the source, magnitude or timing of our future revenues and therefore cannot forecast if or when we will return to profitability.

Results of Operations

The following table sets forth the results of operations expressed as a percentage of revenues:

                                      Three months ended       Six months ended
                                           June 30,                June 30,
                                      ------------------       ----------------
                                       1999        2000        1999        2000
                                       ----        ----        ----        ----

Revenues                                100%        100%        100%        100%
Cost of revenues                         78%         85%         63%         85%
                                      ------      ------      ------      ------
Gross profit                             22%         15%         37%         15%
Sales and administrative expenses       114%        153%         85%        145%
Development costs                         --         74%          --         64%

                                      ------      ------      ------      ------
Loss from operations                    -92%       -213%        -47%       -194%
Interest expense                        -12%          2%         -6%          3%

                                      ------      ------      ------      ------
Loss before taxes                      -103%       -211%        -53%       -191%
Provision for taxes                       --          --          --          --

                                      ------      ------      ------      ------
Net loss                               -103%       -211%        -53%       -191%

Three-Month and Six-Month Periods Ended June 30, 2000 and 1999

Revenues. Revenues for the second quarter 2000 increased 66 percent to $621,000 compared to second quarter 1999 revenues of $374,000. Revenues increased to approximately $1,192,000 for the six-month period ended June 30, 2000 from $781,000 in the comparable 1999 period, representing 53% growth. These increases were due to the recording of Internet revenues in the 2000 periods of approximately $329,000 for the quarter and $524,000 for the six months versus $30,000 in the 1999 periods. We earned our first Internet revenues in June 1999. Internet revenues represented approximately 53% of our total revenues in the second quarter of 2000 and 44% of our total revenues in the first six months of 2000. As we shifted our focus in 1999 to our Website, we also shifted resources from building our software service business. Consequently, software installation, license and end-user support revenues (referred to as "service revenues") were down 11% to approximately $250,000 for the second quarter 2000 from $281,000 in the 1999 second quarter and down 2% to approximately $617,000 for the first six months of 2000 compared with approximately $651,000 for the comparable 1999 period. While we expect to continue to recognize service revenues from existing and potential new software licensing contracts, we expect that Internet transaction based revenues will eventually become our principal source of revenues. Hardware sales were approximately $42,000 and $51,000 in the second quarter and first six months of 2000, respectively, compared with approximately $52,000 and $88,000 in the respective 1999 periods.

Cost of Revenues. Cost of revenues consists primarily of payments to publications for Internet transactions on our Web site, credit card processing costs for transactions on our Web site, costs to configure and install the AdStar software into the publishing systems of newspapers, costs to configure end-user software for the newspaper's advertiser clients, costs to provide customer training and end-user support, and payments for hardware and royalty fees. These costs increased to approximately $530,000 for the second quarter of 2000 from $290,000 for the 1999 quarter and to approximately $1,017,000 for the first six months of 2000 compared with $490,000 for the comparable 1999 period. Cost of Internet transactions was $300,000 for the 2000 quarter and $479,000 for the six-month period of 2000, representing payments to publications and credit card companies and processors. In the comparable 1999 periods, Internet transaction costs amounted to $27,000. Personnel costs associated with cost of revenues decreased 19% in the second quarter 2000 to $112,000 compared with $139,000 in the second quarter 1999. For the six months 2000 those personnel costs rose 25% to $305,000 compared with $244,000 in the 1999 period. The increase over the comparable six-month periods is due to added technical support and end user support staff and associated recruitment expenses necessary to grow our business. We have endeavored to make ourselves more efficient as our added staff becomes more knowledgeable about our systems and have managed to bring these costs down in the 2000 quarter versus the 1999 quarter. Hardware expense decreased to $39,000 in the 2000 quarter from $45,000 in the 1999 quarter and to $46,000 for the first six months of 2000 from $78,000 in the 1999 period. We view sales of hardware as an accommodation to our clients coincident to the installation of our software in the front-end publishing systems of newspapers. Royalty expense relating to our fax product increased to $56,000 for the first six months of 2000 from $18,000 in the1999 period, due to the timing of installations. We had no royalty expense in either the 2000 or 1999 second quarters. Cost of revenues increased as a percentage of revenues because our Web business is a higher volume, lower margin business than our service business.

Sales and Administrative Expenses. Sales and administrative expense consists primarily of salaries of business development personnel, sales and marketing personnel, executive and administrative personnel, and other advertising and sales promotion, marketing, trade show and travel expense. These personnel expenses increased to $442,000 for the 2000 quarter from $270,000 for the 1999 quarter and to $805,000 for the first half of 2000 from $382,000 for the comparable 1999 period, representing a tripling in our marketing personnel and the employment of temporary personnel to expand our business. Our personnel additions were primarily for marketing, business development and operations for our Web-based service. We expect to incur additional sales and administrative expenses as we hire additional personnel and as we develop our Web-based service. Travel expense, primarily associated with business development and investor relations, more than doubled in the second quarter 2000 to $100,000 from $45,000 in the 1999 quarter and increased to $174,000 for the 2000 six-month period from $87,000 in 1999 period. Our advertising, sales promotion and trade show expense grew to $221,000 in the 2000 six-month period compared with $41,000 for the same period in 1999 reflecting our increased business development efforts.

Development Costs. Development costs of $460,000 for the 2000 quarter and $761,000 for the first six months of 2000 represent expenses to design, configure and build our branded and private label sites. The primary components of this expense were technical and design consultant fees of $189,000 for the quarter and $336,000 for the six months and employee expense of $175,000 for the quarter and $298,000 for the six months. There were no such expenses in the comparable prior periods.

Interest Income (Expense), Net. Interest income was $30,000 in the second quarter of 2000 and $74,000 in the first half of 2000 attributable to investment of available cash in short-term time deposits and money market accounts at commercial banks. Interest expense was $17,000 in the second quarter 2000 and $42,000 in the first six months of

2000 compared with 1999 expenses of $34,000 for the second quarter and $46,000 for the six-month period.The interest expense in 1999 pertained to $1,050,000 principal amount of 12% convertible notes issued in March and April 1999 and a 10% note in the amount of $752,000 issued in March 1999. The 12% convertible notes were converted into common stock in December 1999 when we closed our initial public offering and the 10% note was repaid from the proceeds of that offering in January 2000. The interest expense in 2000 related primarily to our 6% note payable issued in October 1999.

Liquidity and Capital Resources

As of June 30, 2000, we had cash and cash equivalents of approximately $1,663,000. Net cash used in operations was approximately $2,853,000 for the first six months of 2000 compared with $762,000 for the comparable 1999 period. The difference is due primarily to the sizable net loss from operations in 2000 as we built out our Web presence compared to the smaller net loss in 1999 when we were developing our Web site for its initial commercial application. Also during the 2000 period cash of $859,000 was used to reduce accounts payable largely attributable to the costs related to our initial public offering completed in December 1999. Net cash used in investing activities increased to $402,000 in the six-month period in 2000 compared with $277,000 in the comparable period in 1999 resulting from the purchase and development of computer equipment and related infrastructure for our Web-based system. Net cash used in financing activities was approximately $685,000 during the six-month period in 2000 compared to $1,062,000 provided by financing activities in the comparable period in 1999. The activity in 2000 primarily reflects repayment of notes payable of $750,000, partially offset by proceeds of an equipment lease financing through Imperial Bank of $68,000. The equipment lease financing is part of a $100,000 line of credit. In March and April 1999, we sold $1,050,000 of our 12% convertible notes in a private placement. These notes converted to common stock in December 1999 upon the closing of our initial public offering. At June 30,2000, we had no material commitments for capital expenditures. Over the next 12 months we do not expect that our capital expenditures will exceed $200,000.

We anticipate that our operating expenses will continue to run at a level in excess of our revenues as we continue to build our presence among publishers and advertisers. Additionally, we may evaluate from time to time possible investments in new businesses, products and technologies to build our business. We expect that as our revenues trend upward and we monitor our costs closely, our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures. We cannot guarantee, however, that the assumed increases in our levels of revenue will occur in a timely manner or that we will be able to contain our costs in accordance with our plans. We may need to seek additional funding through public or private financings or other arrangements. On August 10, 2000, we filed a registration statement with the Securities and Exchange Commission in connection with the proposed public offering of 1,400,000 shares of our common stock based on the market price at the time of the offering. There can be no assurance that this offering will be successfully consummated. Adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material and adverse effect on our financial position, results of operations and cash flows.

Year 2000 Readiness

Many existing computers and computer programs could have malfunctioned or failed completely when processing dates past the year 1999 because they used only the last two digits of the year, for example,"98"or "99". This means that they could not distinguish between the year 2000 and the year 1900, both of which would be referred to as "00". To date we have experienced no disruptions due to year 2000 issues.

Recently Issued Accounting Pronouncements

In December 1999, the SEC issued Staff Accounting Bulletin No.101 ("SAB 101") "Revenue Recognition in Financial Statements" which contain the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We are currently evaluating the impact, if any, on our financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.44 ("FIN 44") Accounting for Certain Transactions Involving Stock Based Compensation - an interpretation of APB No.25." FIN 44 clarifies the accounting for stock based compensation in certain issues. We do not believe that FIN 44 will have a material effect on our financial statements.

                                     PART II

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities. The Company established a vendor compensation plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 200,000 shares are available for issuance. In the three-month and six-month periods ended June 30, 2000, 2,327 shares and 12,921 shares, respectively, were issued to vendors under the plan relying upon the exemption under section 4(2) of the Securities Act of 1933 and which represented compensation for the respective periods of $11,500 and $92,500. Of those amounts, $11,500 and $84,500 was expensed in the three-month and six-month periods, respectively. The balance is deferred and amortized over periods of three or eleven months. The vendors have taken the shares for investment.

Use of Proceeds. On December 22, 1999, we completed our initial public offering of 1,150,000 units, each comprised of one share of our common stock and one warrant to purchase one share. The offering was lead managed by Paulson Investment Company, Inc. The Units were sold pursuant to a registration statement filed with the Securities and Exchange Commission (Reg. No. 333-90649) and declared effective December 16, 1999. The price of each unit was $6.00. After deducting expenses of $1,509,000 incurred in connection with the offering, our net proceeds from the offering were approximately $5,391,000. From our net proceeds, we repaid three items of indebtedness, which aggregated approximately $1,600,000, as follows:

Note payable bearing interest at 10% per annum, repayable
in monthly installments of $8,333 comprising principal and
interest. Repaid in January 2000.                                     $  734,466

Note payable bearing interest at 14% per annum, repayable in
54 equal installments commencing February 2000. Repaid in
December 1999.                                                           850,000

Notes payable bearing interest at 10% per annum, repayable on
demand. Repaid in January 2000.                                           15,000
                                                                      ----------
      Total                                                           $1,599,466
                                                                      ==========

From January 1, 2000 through June 30, 2000, we expended approximately $1,440,000 in development and expansion of our Web site and further product development and site maintenance and approximately $690,000 toward marketing, sales and administrative expenses. The balance of the net proceeds will be used for development and expansion of our Advertise123.com Web site and for product development, site maintenance and for working capital.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AdStar.com, Inc._________________________
                                      (Registrant)

Date August 14, 2000___________________  /s/  LESLIE BERNHARD___________________
                                         President & CEO

Date August 14, 2000___________________  /s/ BENJAMIN J. DOUEK__________________
                                         Senior Vice President & CFO