Form 10QSB
period 2000-09-30
ADSTAR COM INC
filed 2000-11-14
CIK 1091599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 333-90649

                                 AdStar.com, Inc
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        22-3666899
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation ororganization)

        4553 Glencoe Avenue, Suite 300, Marina del Rey, California 90292
                    (Address of principal executive offices)

                                 (310) 577-8255
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2000 the Issuer had outstanding 5,143,074 shares of its common stock.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X]

TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               September 30, 2000

                                                                           PAGE
PART I - FINANCIAL INFORMATION

      Item  1. Interim Consolidated Financial Statements
               (Unaudited)

                  Balance Sheet -September 30, 2000                        3

                  Statements of Operations
                  Three-Month and Nine-Month Periods
                  Ended September 30, 1999 and 2000                        4

                  Statements of Cash Flows
                  Nine-Month Periods Ended
                  September 30, 1999 and 2000                              5

                  Notes to Interim Financial Statements                    6

      Item 2. Management's Discussion and Analysis or Plan of Operation    10

PART II - OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds                    15

SIGNATURES                                                                 16

AdStar.com, Inc.
Balance Sheet
September 30, 2000 (unaudited)

Assets

Current assets:
   Cash and cash equivalents                                        $ 3,316,683
   Accounts receivable                                                  213,488
   Prepaid and other current assets                                     123,446
                                                                    -----------
                Total current assets                                  3,653,617

Property and equipment, net                                           1,229,744
Intangible assets, net                                                  136,739
Other assets                                                             34,572
                                                                    -----------

          Total assets                                              $ 5,054,672
                                                                    ===========

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                 $   185,845
   Accrued expenses                                                     528,402
   Deferred revenue                                                      94,782
   Capital lease obligations                                             15,342
                                                                    -----------
                Total current liabilities                               824,371

Note payable                                                          1,100,000
Interest payable                                                         62,032
Capital lease obligations                                                49,192
                                                                    -----------
                Total liabilities                                     2,035,595

Commitments and contingencies                                                --

Stockholders' equity:
   Preferred stock, par value $0.0001; authorized 5,000,000 shares;
      none issued and outstanding                                            --
   Common stock, par value $0.0001; authorized 10,000,000 shares;
      issued and outstanding 5,139,850 shares at September 30, 2000         514
   Additional paid-in capital                                         8,818,069
   Deferred compensation                                                (70,593)
   Accumulated deficit                                               (5,728,913)
                                                                    -----------

                Total stockholders' equity                            3,019,077
                                                                    -----------

          Total liabilities and stockholders' equity                $ 5,054,672
                                                                    ===========

The accompanying notes are an integral part of these interim financial statements.

AdStar.com, Inc
Statements of Operations
For the three-month and nine-month periods
Ended September 30, 1999 and 2000 (unaudited)

                                     Three months ended             Nine months ended
                                       September 30,                  September 30,
                                 --------------------------    --------------------------
                                     1999          2000            1999          2000
                                 -----------    -----------    -----------    -----------
Revenues                         $   431,250    $   776,985    $ 1,212,293    $ 1,969,078
Cost of revenues                     330,963        621,325        820,780      1,637,955
                                 -----------    -----------    -----------    -----------

   Gross Profit                      100,287        155,660        391,513        331,123

Selling expenses                     192,947        432,306        486,536      1,119,301
Administrative expenses              439,524        440,080        808,560      1,482,940
Development costs                    140,745        281,533        140,745      1,042,337
Abandoned offering costs, net        171,854              0        171,854              0
                                 -----------    -----------    -----------    -----------

   Loss from operations             (844,783)      (998,259)    (1,216,182)    (3,313,455)

Interest income (expense), net      (144,350)          (771)      (190,150)        32,265
                                 -----------    -----------    -----------    -----------

   Loss before taxes                (989,133)      (999,030)    (1,406,332)    (3,281,190)

Provision for income taxes             1,680            200          2,080            600
                                 -----------    -----------    -----------    -----------

   Net loss                      $  (990,813)   $  (999,230)   $(1,408,412)   $(3,281,790)
                                 ===========    ===========    ===========    ===========

Loss per share - basic and
diluted                          $     (0.69)   $     (0.34)   $     (0.96)   $     (1.14)

Weighted average number of
shares - basic and diluted         1,443,211      2,962,110      1,464,696      2,874,141

The accompanying notes are an integral part of these interim financial statements.

AdStar.com, Inc.
Statements of Cash Flows
For the nine-month periods ended September 30, 1999 and 2000 (unaudited)

                                                      1999           2000
                                                   -----------    -----------

Cash flows from operating activities:
  Net loss                                         $(1,408,412)   $(3,281,790)
  Adjustments to reconcile net loss to net cash
    used in operating activities
         Depreciation and amortization                  57,530        115,864
         Amortization of debt discount                  70,099             --
         Stock-based charges                            97,000        198,327
         Changes in assets and liabilities:
           Accounts receivable                        (238,351)       246,989
           Prepaid and other assets                   (554,488)         1,381
           Accounts payable                            520,555       (942,969)
           Accrued expenses                            (64,343)       137,016
           Deferred revenue                            (28,894)       (12,218)
                                                   -----------    -----------
    Net cash used in operating activities           (1,549,304)    (3,537,400)

Cash flows from investing activities:
  Purchase of property and equipment                  (335,294)      (894,744)
                                                   -----------    -----------
      Net cash used in investing activities           (335,294)      (894,744)

Cash flows from financing activities:
  Proceeds from issuance of convertible notes
    payable                                          1,050,000             --
  Proceeds from issuance of note payable               850,000             --
  Proceeds from leasing of property and                     --         68,303
    equipment
  Proceeds from secondary public offering                   --      2,836,230
  Repayment of notes payable                           (12,678)      (749,466)
  Principal repayments on capital leases                (5,125)        (8,733)
  Proceeds from sale of stock                           26,300             --
  Dividends paid                                        (9,773)            --
                                                   -----------    -----------
      Net cash from financing activities             1,898,724      2,146,334
                                                   -----------    -----------

      Net increase (decrease) in cash and cash
        equivalents                                     14,126     (2,285,810)
Cash and cash equivalents at beginning of period        90,007      5,602,493
                                                   -----------    -----------

Cash and cash equivalents at end of period         $   104,133    $ 3,316,683
                                                   ===========    ===========

Supplemental cash flow disclosures:
    Taxes paid                                           2,563          5,096
    Interest paid                                       65,285         12,673
Non cash investing and financing activities
  Purchase of intangible assets, cancellation          751,710
    of an option and repayment of accrued
    liability by issuance of a note payable
  Issuance of redeemable shares in connection          137,536
    with note payable

The accompanying notes are an integral part of these interim financial statements.

AdStar.com, Inc.
Notes To Interim Financial Statements
(Unaudited)

1.    General

      The interim financial statements for AdStar.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and
      Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to AdStar.com's Registration Statement No. 333-43408 on Form SB-2, dated August 10, 2000.

      Secondary Public Offering

      In September 2000, the Company completed a secondary public offering and raised net proceeds of approximately $2,836,000, through the issuance of
      2.3 million shares of common stock.

2.    Summary of Significant Accounting Policies

      Concentration of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at times, cash balances held in financial institutions are in excess of FDIC insurance limits.

      For the three and nine months ended September 30, 2000 and September 30, 1999, no customer accounted for 10% of the Company's revenues. At September 30, 2000 three customers in the aggregate accounted for 37% of the Company's accounts receivable. The majority of the Company's customers have historically consisted of newspapers and publishers of classified advertisements. The Company's customers on its Web site are classified advertisers. In the three months and nine months ended September 30, 2000, 22% and 26%, respectively, of the Company's revenues have been received with respect to ads posted by advertisers on CareerPath.

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

      Revenue Recognition

      The Company recognizes revenue from the sale of its software upon delivery and customer acceptance and when collection of the resulting receivable is probable. Maintenance, license fees and user support fees are recognized ratably over the period to which they relate. To the extent that customers make advance payments for installation fees, license fees, user support or maintenance fees, the amount received is deferred until the revenue has been earned. Revenues are recorded net of any discounts. For the three- and nine-month periods ended September 30, 2000, revenue from software related sales totaled approximately $286,000 and $954,000, respectively. For the three- and nine-month periods ended September 30, 1999, revenue from software related sales totaled approximately $302,000 and $950,000, respectively.

      In June 1999, the Company introduced a Web-based product that permits advertisers to compose, schedule and purchase advertising from many print and online publishers. The Company recognizes revenues on a per-transaction basis. The manner in which these transaction revenues are recognized depends on the service sold. With respect to ads composed directly on the Company's Web site, and where the advertiser does not have a contract with the publisher, the amount billed to the customer by the Company is recognized if, and when, the Company accepts the customer's ad and charges the customer's credit card. In these transactions, the Company is responsible for the resulting credit risk. Credit card and debit card processing fees and amounts remitted to the publisher on these transactions are recognized as a cost of sale. With respect to ads placed through the Company's Web site, where the customer has a contract with the publisher, the publisher collects the revenues and remits the transaction fee to the Company. In these instances, these transaction fees are recognized when the ad is placed through the Company's system and the collection from a publisher of the resulting receivable is probable. For the three- and nine-month periods ended September 30, 2000, Internet revenues totaled approximately $491,000 and $1,015,000, respectively. For the three- and nine-month periods ended September 30, 1999, Internet revenues totaled approximately $145,000 and $198,000, respectively.

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

      For the three and nine months ended September 30, 1999 and 2000, diluted earnings (loss) per share does not include 212,101 and 2,036,838 options and warrants to purchase common stock and 228,430 and 0 shares issuable on the conversion of notes payable, as their inclusion is antidilutive.

      Reclassifications

      Certain reclassifications have been made to prior period amounts to conform with current period presentation.

3.    Notes Payable

      The Company paid in full in January 2000 notes payable in the principal amount of $15,000, bearing interest at 10% per annum. In addition the Company paid in full in January 2000, a note payable in the principal amount of $734,446, bearing interest at 10% per annum .

      At September 30, 2000, the Company had outstanding a note payable bearing interest at 6% per annum, due in full in October 2001 in the principal amount of $1,100,000.

4.    Capital Transactions

      Warrants

      In March 2000, the Company granted to a consultant warrants to purchase an aggregate of 40,000 shares of common stock at an exercise price of $10.00 per share. The warrants expire in March 2005 and are exercisable upon vesting. 25,000 of the warrants vested immediately and 15,000 vest when the consultant achieves certain performance goals or, if not then vested, on the fifth anniversary of the date of grant, provided the consultant is still providing services to the Company. In connection with the 25,000 warrants, the Company recorded deferred compensation of $157,408 representing the fair value of the warrants using the Black-Scholes option-pricing model. For the three-month and nine-month periods ended September 30, 2000, $39,400 and $91,900, respectively, of the deferred compensation were charged to expense. The Company records additional non-cash charges for the 15,000 warrants over the service period. To date such charges have not been significant.

      Equity Compensation to Vendors

      The Company established a vendor compensation plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 200,000 shares are available for issuance. In the three-month and nine-month periods ended September 30, 2000, 6,665 shares and 19,586 shares, respectively, were issued to vendors under the plan. The Company recognized compensation expense of approximately $19,000 and $106,500, respectively.

5.    Subsequent Events

      In October 2000, CareerBuilder.com acquired CareerPath.com, the Company's largest single source of revenue generated from Internet advertiser traffic. In the three months and nine months ended September 30, 2000, 22% and 26%, respectively, of the Company's revenues were generated from ads posted by advertisers on CareerPath. The Company is currently in negotiations with CareerBuilder, and the outcome of these negotiations and the impact on the Company's financial statements are not known.

      In November 2000, the Company entered into a strategic alliance with Eastman Kodak Company whereby the Kodak Picture Ready application will be integrated into AdStar's online classified ad placement service. Under this agreement, Eastman Kodak was issued 67,796 shares of the Company's common stock.

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

Overview

We have developed a one-stop marketplace on the Web to buy classified ads. By accessing our Web site, advertisers are able to compose, schedule and purchase classified advertising from a large number of print and online publishers. Our service permits both professional and non-professional advertisers, including the general public, to create and submit any number of ads to one or many publications, 24 hours a day, seven days a week, using any standard Web browser.

This Web-based service is an outgrowth of our historical business that, since 1986, has offered professional advertisers the ability to place ads electronically with a number of the largest newspapers in the United States. Using this system, we had become the leading providers of remote entry capabilities when placing classified ads into newspapers in the United States.

In 1999 we commenced our transition from software provider to an Internet marketplace for print and online classified advertising. We received our first transaction fee from Internet business in June 1999 with one online publication available on the site. By the end of 1999 we had five print publications and one online service available on our site. For the year ended December 31 1999, we processed approximately $550,000 of classified advertising through our Web site and private label sites, generating $267,000 in internet revenues, or 16% of our total 1999 revenues.

During the first nine months of 2000 we moved rapidly to build a critical mass of publications on our Web site. By October 2000 we achieved our target coverage in the top 100 designated market areas (DMAs) in the US. We reached this benchmark two months earlier than anticipated in our business plan. We now have over 140 newspapers and 30 online publications available to advertisers using our Web site. During the first nine months of 2000, we processed more than $3,400,000 in classified advertising through our classified advertising marketplace, Advertise123.com, and private label sites. This activity generated $1,015,000 in revenue and comprised 50% of our total year-to-date revenues.

Now that we are able to offer advertisers a critical mass of publications, we are focusing our efforts on increasing transaction volume through the Web site. At the same time, we have become an application service provider (ASP) in the classified advertising industry. In the near term, we shall shift our focus from Web marketplace development to expand our role as an ASP in order to accelerate revenue generation while we build traffic through our Web site. This shift in focus is a natural extension of our overall experience in that industry coupled with the online expertise we have recently developed through operations of our own Web site. In the role of an ASP, we support publishers' current needs by offering Web-based solutions for their classified ad functions.

Revenues from our existing software and ASP business consists of license fees and fees for advertiser service and support functions. In our Web-based service our charges are currently based on the advertising fee charged by the publisher. In certain cases we receive a percentage of the advertising fee charged by the publisher and in others we mark-up the advertising fee and are paid by the advertiser. We expect that in the future some of our revenues could be based on a fixed transaction fee as well.

As our business continues its transition from a software service fee model to a transaction fee based model, there are likely to be material changes in our financial statements. These changes could include modifications in revenue sources, revenue arrangements with existing customers, gross margins, timing of cash flows and volume of accounts receivable as a percentage of revenues.

Our level of revenues through 1998 had generally been sufficient to support our historic business. In developing our Web-based system we began to incur expenses in 1998 that could not be offset by the revenues generated by our historic business. These expenses caused us to incur losses in 1998 and 1999 and in the first nine months of 2000. During the fourth quarter 2000, as part of our shift in focus, we have put measures into place that will significantly reduce expenditures in expanded infrastructure as it relates to our Web site. These measures enable us to lower our expenditures while we focus on increasing revenues. We will resume expanded Web infrastructure spending on our own behalf at such time as we are able to generate sufficient cash from operations to meet our requirements. As such, we have reduced our employed and contract workforce expenditures by 30%, including senior officers in product development, business development, and operations, all of whom focused on our internet marketplace infrastructure. Each of these departments will be directed by the managers who have had the day-to-day responsibility for the operations of their departments. Business development will be merged into an expanded sales and marketing department. As a result, we believe that we will reduce our cash burn rate (revenues less cash expenditures) from approximately $300,000 per month at September 30, 2000, to $150,000 per month by the end of the first quarter 2001. We will also significantly reduce our capital investments during 2001. These reductions do not take into account any increase in the level of revenues, which we are working to produce.

We will continue to incur operating losses and negative cash flows from operations before the build-up in revenues from our ASP business, Internet business, and service revenues are sufficient to meet our cash needs. Because we have limited Internet experience, we are not able accurately to forecast the source, magnitude or timing of our future revenues and therefore cannot forecast if or when we will return to profitability.

Results of Operations

The following table sets forth the results of operations expressed as a percentage of revenues:

                                 Three months ended           Nine months ended
                                    September 30,               September 30,
                                 ------------------           -----------------
                                    1999     2000              1999      2000
                                    ----     ----              ----      ----

Revenues                             100%     100%              100%     100%
Cost of revenues                      77%      80%               68%      83%
                                   -----    -----             -----    -----
Gross profit                          23%      20%               32%      17%

Selling expense                       45%      56%               40%      57%
Administrative expenses              101%      57%               67%      75%
Development costs                     33%      36%               12%      53%
Abandoned offering expenses, net      40%      --                14%      --
                                   -----    -----             -----    -----
Loss from operations                -196%    -129%             -100%    -168%

Interest income (expense)            -33%       --              -16%        2%
                                   -----    -----             -----    -----
Loss before taxes                   -229%    -129%             -116%    -166%

Provision for taxes                   --       --                --       --
                                   -----    -----             -----    -----
Net loss                            -229%    -129%             -116%    -166%

Three-Month and Nine-Month Periods Ended September 30, 2000 and 1999

Revenues. Revenues for the third quarter 2000 increased 80% to $777,000 compared to third quarter 1999 revenues of $431,000. Revenues increased to approximately $1,969,000 for the nine-month period ended September 30, 2000 from $1,212,000 in the comparable 1999 period, representing 62% growth. These increases resulted from Internet revenue growth in the 2000 periods to levels of approximately $491,000 for the quarter and $1,015,000 for the nine months versus $112,000 and $142,000 in the comparable periods in 1999. We earned our first Internet revenues in June 1999. Internet revenues represented approximately 63% of our total revenues in the third quarter of 2000 and 52% of our total revenues in the first nine months of 2000. As we shifted our focus in 1999 to our Web site, we also shifted resources from building our software service business. Consequently, software installation, license and end-user support revenues (referred to as "service revenues") were down 6% to $286,000 for the third quarter 2000 from $302,000 in third quarter 1999, and flat with prior year at $903,000 for the first nine months of 2000 compared with $950,000 for the comparable 1999 period. While we expect to continue to recognize service revenues from existing software license contracts and from new ASP business, we expect that Internet related revenues will continue to build as our principal source of revenues. We had no hardware sales in the third quarter 2000 and approximately $51,000 during the nine-month 2000 period compared with $14,000 for the third quarter 1999 and $102,000 for the nine-months ended 1999.

Cost of Revenues. Cost of revenues consists primarily of the costs of ads processed through our Web site, credit card processing expenses, costs to configure and install the AdStar software into the publishing systems of newspapers, costs to configure end-user software for the newspaper's advertiser clients, costs to provide customer training and end-user support, and payments for hardware and for royalty fees. These costs increased to approximately $621,000 for the third quarter of 2000 compared with $331,000 for third quarter 1999, and to approximately $1,638,000 for the first nine months of 2000 compared with $821,000 for the first nine months of 1999. Cost of revenues increased as a percentage of revenues because our Web business is a higher volume, lower margin business than our service business. Cost of Revenue for the third quarter 2000, as a percent of Revenue, was lower than the previous two quarters of 2000 as we develop operating efficiencies. We are not able to predict if this trend will continue.

Cost of Internet transactions was $417,000 for third quarter 2000 and $941,000 for the nine-month period ended September 2000. These amounts represent payments to publications and credit card processors. Cost of Internet transactions was $96,000 for third quarter 1999 and $123,000 for the nine-month period ended September 1999. Personnel costs associated with cost of revenues decreased 13% in the third quarter 2000 to $204,000 compared with $235,000 in the third quarter 1999. For the nine months ended September 30, 2000 these personnel costs stayed flat at $697,000 compared with $698,000 in the comparable 1999 period. The decrease over the comparable three-month periods is the result of an effort to make ourselves more efficient as our added staff became more knowledgeable about our systems. We had no hardware expense for the third quarter 2000 and $46,000 for the first nine months for 2000 compared with $11,000 for the 1999 third quarter and $89,000 for the nine-month 1999 period. We view our hardware sales as an accommodation to our clients coincident to the installation of our software in the front-end publishing systems of newspapers.

Selling Expense. Selling expense consists primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost for business development, sales and marketing. The personnel related expenses increased to $229,000 and $567,000 for the three months and nine months ended September 30, 2000, respectively, from $160,000 and $412,000 for the comparable periods in 1999. Direct charges increased to $257,000 and $552,000 for the three months and nine months ended September 30, 2000 from $33,000 and $74,000 for the comparable periods in 1999. Our personnel additions were made primarily during July 1999 in business development and sales. Direct charges also increased as we stepped up our effort to create awareness for our Web site.

Administrative Expenses. Administrative expense consists primarily of the cost of executive, administrative, technical operations and accounting personnel. The personnel related expenses increased to $323,000 and $1,301,000 for the three months and nine months ended September 30, 2000, respectively, from $194,000 and $356,000 for the comparable periods in 1999. Our personnel additions occurred in mid 1999 and were primarily in technical operations and accounting/finance.

Development Costs. Development costs consist of expenses to identify the functional requirements and to create content and populate databases for our Web site and private label sites, and to plan, identify, and conceptually design the required technical infrastructure. The costs consist primarily of technical and design consultants as well as personnel costs. The personnel related expenses increased to $280,000 and $567,000 for the three months and nine months ended September 30, 2000, respectively. We have scaled back our use of design consultants in the third quarter of 2000. For the nine months ended September 1999 all development activities were handled by outside technical consultants. The increase in development expenses were a direct result of design changes and enhancements to the operations of our online business and Web site infrastructure.

Abandoned Offering Expenses, Net In September 1999, a proposed public offering of our securities was declared effective but did not close. In connection with that offering we incurred expenses of approximately $672,000. We also received $500,000 in reimbursement of expenses from the representative of the underwriters, which was recorded net of the actual expenses incurred.

Interest Income (Expense), Net. Interest income was $20,000 in the third quarter of 2000 and $95,000 in the first nine months of 2000 attributable to investment of available cash in short-term time deposits and money market accounts at commercial banks. Interest expense was $19,000 in the third quarter 2000 and $63,000 in the first nine months of 2000 compared with 1999 expenses of $144,000 for the third quarter and $190,000 for the nine-month period. The interest expense in 1999 pertained to 12% convertible notes, totaling $1,050,000 (principal amount) issued in March and April 1999, a 10% note in the amount of $752,000 issued in March 1999, and a 14% note for $850,000 issued in July 1999. We also amortized $70,000 of debt discount related to the issuance of the $850,000 note in the nine-month period ended September 30, 1999. The 12% convertible notes were converted into common stock in December 1999 when we closed our initial public offering and the 14% and 10% notes were repaid from the proceeds of that offering in December 1999 and January 2000, respectively. The interest expense in 2000 related to our 6% note payable, issued in October 1999, and our equipment leasing arrangement with Imperial Bank.

Liquidity and Capital Resources

As of September 30, 2000, we had cash and cash equivalents of approximately $3,317,000. Net cash used in operations was approximately $3,537,000 for the first nine months of 2000 compared with $1,549,000 for the comparable 1999 period. The difference is due primarily to the sizable net loss from operations to date in 2000 as we built out our Web presence compared to the smaller net loss in 1999 when we were developing our Web site for its initial commercial application. Also during 2000, cash of $805,000 was used to reduce accounts payable and accrued expenses largely attributable to the costs related to our initial public offering completed in December 1999. Net cash used in investing activities increased to $895,000 in the first nine-months of 2000 compared with $335,000 in the same period in 1999. These expenditures were for computer equipment purchases and the development of increased functionality for our online business and Web site infrastructure. Net cash provided from financing activities was approximately $2,146,000 during the nine-month period in 2000 compared to $1,899,000 provided by financing activities in the comparable period in 1999. The activity in 2000 reflects $2,836,000 in net proceeds received from our secondary public offering and $60,000 net received from an equipment lease. The equipment lease financing is part of a $100,000 line of credit. These amounts are partially offset by the repayment in January 2000 of notes payable of $750,000. In March and April 1999, we sold $1,050,000 of our 12% convertible notes in a private placement. These notes converted to common stock in December 1999 upon the closing of our initial public offering. In July 1999, we borrowed $850,000 from Inter Equity Capital Partners at 14%, which was repaid in December 1999. At September 30, 2000, we had no material commitments for capital expenditures.

As part of our shift to an ASP, during the fourth quarter we reduced our employed and contract workforce expense by 30%, and took steps to reduce other costs. As a result, the Company aims to reduce its monthly cash burn rate (revenues less total cash expenditures) to $150,000 by the end of first quarter 2001. The projected cash burn rate does not take into account additional revenues, which the Company is working to achieve. The company also intends to take a one-time charge during the fourth quarter of 2000 of $160,000 for severance payments.

We expect that as we re-focus our near-term sales effort to take advantage of our position as an ASP in the classified advertising industry, our revenues will trend upward. Additionally, by monitoring our costs closely, we expect our available funds will be sufficient to meet our anticipated working capital needs through 2001. We cannot guarantee, however, that the assumed increases in revenue will occur in a timely manner nor that we will be able to contain our costs in accordance with our plans. Adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material and adverse effect on our financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" which contain the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We do not expect the impact of SAB 101 on our financial statements to be significant.

                                     PART II

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities. The Company established a vendor compensation plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 200,000 shares are available for issuance. In the three-month and nine-month periods ended September 30, 2000, 6,665 shares and 19,586 shares, respectively, were issued to vendors under the plan relying upon the exemption under section 4(2) of the Securities Act of 1933 and which represented compensation for the respective periods of $19,000 and $106,500. The vendors have taken the shares for investment.

Recent Sales of Registered Securities. On September 22, 2000, we completed our secondary public offering of 2,300,000 shares of our common stock. The offering was lead managed by Paulson Investment Company, Inc. The shares were sold pursuant to a registration statement filed with the Securities and Exchange Commission. The price of each share was $1.50. After deducting expenses of $614,000 incurred in connection with the offering, our net proceeds from the offering were approximately $2,836,000.

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

Note payable bearing interest at 10% per annum, repayable in monthly installments of $8,333 comprising principal and interest.

Repaid in January 2000                                          $  734,466

Note payable bearing interest at 14% per annum, repayable in
54 equal installments commencing February 2000. Repaid in
December 1999                                                      850,000

Notes payable bearing interest at 10% per annum, repayable on
demand.  Repaid in January 2000                                     15,000
                                                                ----------
        Total                                                   $1,599,466
                                                                ==========

From January 1, 2000 through September 30, 2000, we expended approximately $1,937,000 in development and expansion of our Web site and further product development and site maintenance and approximately $2,602,000 toward marketing, sales and administrative expenses. The balance of the net proceeds from both the initial and secondary public offerings will be used for development and expansion of our products and for working capital.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                       AdStar.com, Inc
                                                       ---------------
                                                       (Registrant)


Date November 14, 2000              /s/ LESLIE BERNHARD
     -----------------              -----------------------
                                    President & CEO


Date November 14, 2000              /s/ BENJAMIN J. DOUEK
     -----------------              -----------------------
                                    Senior Vice President & CFO