Form 10KSB40
period 2000-12-31
ADSTAR COM INC
filed 2001-04-17
CIK 1091599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

                   For the Fiscal Year ended December 31, 2000

|_| Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                        Commission File Number 001-15363

                                ADSTAR.COM, INC.
                 (Name of Small Business Issuer in its Charter)

            Delaware                                             22-3666899
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

Securities registered under Section 12(b) of the Exchange Act:

                                                            Name of Each
         Title of Each Class                        Exchange on Which Registered
         -------------------                        ----------------------------
Common Stock, par value $.0001 per share                Boston Stock Exchange
              Warrants

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      For the year ended December 31, 2000, the revenues of the registrant were $1,375,000.

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq Market on March 20, 2001 of $0.75 was approximately $2,588,000.

      As of March 31, 2001, the registrant has a total of 5,810,602 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                ADSTAR.COM, INC.

                            Form 10-KSB Annual Report

                                TABLE OF CONTENTS

                                                                            Page
PART I
     Item 1.  Description of Business......................................   3
     Item 2.  Description of Property......................................  18
     Item 3.  Legal Proceedings............................................  18
     Item 4.  Submission of Matters to a Vote of Security Holders..........  18

PART II
     Item 5.  Market for Common Equity and Related Stockholder Matters.....  18
     Item 6.  Management's Discussion and Analysis of Operations of
              Financial Condition and Results of Operation.................  19
     Item 7.  Financial Statements.........................................  25
     Item 8.  Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure.....................................  25

PART III
     Item 9.  Directors and Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act...  26
     Item 10. Executive Compensation.......................................  28
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management...................................................  30
     Item 12. Certain Relationships and Related Transactions...............  31
     Item 13. Exhibits, List and Reports on Form 8-K.......................  32

                           FORWARD-LOOKING STATEMENTS

      Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of our early stage operations, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. The terms "we", "our", "us", or any derivative thereof, as used herein shall mean AdStar.com, Inc., a Delaware corporation.

                                     PART I

Item 1. Description of Business

OUR BUSINESS

The results of the last year have forced us to look closely at our business and assess what is working and what is not. Year 2000 provided three significant revelations:

      o We were unable to make Advertise123.com, our national portal, work as a viable business model. Advertise123.com was our top priority. We aggressively marketed and promoted Advertise123.com as a one-stop marketplace on the Web for advertisers to buy classified ads. We successfully entered into distribution agreements with relevant partners, placed Advertise123.com in search engines and honed the sites usability. Although ads processed through Advertise123.com grew throughout the year and continue to increase, we discovered that our cost to acquire a standard rate-paying customer exceeds their annual value.

      o Private label Advertise123.com sites were a success at publications. In marketing Advertise123.com we placed "private label" sites at publications as an inducement for their participation in our national portal program. We discovered that the volume and value of ads placed through these systems greatly exceeded our expectations, as well as that of our customers. In fact, the volume and value of our largest participant exceeded that of our national portal.

      o Our historical business and user base continued to grow. Although we largely relegated our historical business to a secondary priority we watched this business continue to grow and signed an additional four publications serving major metropolitan areas. Our historical business continues to be used by hundreds of recruitment agencies and volume advertisers.

The bad news is that our national portal business has not yielded the results we wanted. The good news is that we built and successfully deployed a web-based classified ad-taking transaction engine, continued to generate revenue from our historical business and deployed our "private label" product at several publications. In acknowledging these results, we have recently restructured our business to (1) focus on profitable revenue streams, (2) lower operating expenses, and (3) match remaining resources to revenue streams.

We are now focusing our resources in the areas we believe will provide the greatest short-term revenue opportunities. We are marketing a private label version of Advertise123.com for individual publications and we are providing recruitment agencies an opportunity to place on-line ads at major job boards through the generic AdStar interface (where AdStar receives a per transaction fee).

Background

Over the last two years we have designed, developed and marketed Advertise123.com, a one-stop marketplace on the Web for advertisers to buy classified ads. We enable advertisers to plan, schedule, compose and purchase classified advertising from over 120 print and on-line publishers, using one simple interface. Our service permits both professional and non-professional advertisers, including the general public, to create and submit to one or many publishers any number of ads, 24 hours a day, seven days a week, using any recognized Web browser.

Advertise123.com is an outgrowth of our historical business as the largest provider of remote entry for classified ads into newspapers in the United States. Our historical business enables professional advertisers to electronically input, format and price ads. It is based on a software system that we developed which is currently installed on computers used by 43 newspapers and more than 1,400 advertising agency and advertiser locations. Using this system, we have become the largest provider of remote entry for classified ads into newspapers in the United States. We estimate that in 2000, more than $300 million of classified ads were placed using our system. We believe we have enjoyed our leadership in our traditional business because of the extremely difficult process of properly formatting, pricing and scheduling an ad and finding a way to send this ad to a classified system without seriously impeding the processing demands of both the automated systems and human processes involved.

The vast majority of classified ads published continue to be submitted to the publisher by telephone, fax, email, mail, or messenger. The publisher must provide personnel to receive the ad, enter the ad into its computer system, provide price information and collect payment from the advertiser through direct billing or, for certain classes of advertisers, by credit card charge. This ad placement process must be repeated by the advertiser for each ad purchased and, when ads are placed in multiple publications, for each publication. In addition to the considerable processing cost to both the advertiser and the publisher, publishers sometimes are required to refund or give credits for all or a portion of their fee as a result of errors in input.

Our Web technologies eliminate much of these inefficiencies by allowing advertisers to electronically:

      o Select publications for ad placement, including both print and on-line media;

      o     Compose and format ads using formats supported by each publication;

      o     Preview the ad as it will appear in each publication;

      o     Specify editions and scheduled publication dates; and

      o     Electronically transfer ads to the selected publications.

Standard rate advertisers, who purchase ads at the publisher's standard published rates, can also price each ad and pay for it using a credit card or debit card. High volume contract advertisers, who purchase ads under special contract with the publisher, can price their ads if the publisher has installed our proprietary software at the publication. Contract advertisers generally pay for their ads directly to the publisher as provided in their contracts.

Our Web-based services permit us to enhance our service to contract advertisers while at the same time allowing us to expand our market to include standard rate advertisers. For contract advertisers, our Web-based service broadens substantially the range of publishers accessible through our system while continuing to support the direct access provided by our historical business. For standard rate advertisers, our Web-based system offers a complete, interactive and easy to use method to plan, schedule, compose, price and pay for ads in a broad range of print and on-line publications.

Moving Our Traditional Business To The Web

Historically, our remote ad-taking software used by over 1,400 professional advertisers has been used by one publisher at a time. In other words, the advertiser launches a desktop software program designed specifically for the targeted publication. Once this ad was placed, if the advertiser wanted to create an ad for another publication, they would launch another version of our software designed for that publication.

Our advertisers asked us to develop a Web version of our product so that they could author once, and distribute to multiple publications. AdStar believes this request is the result of agency customers asking for additional access to online and print publications and the agencies desire to manage their client's increasing demands cost effectively. Of equal importance, our Web based product will provide professional advertisers with the opportunity to up-sell their customers on an on-line buy with a click of the mouse(1).

Unlike the consumer world, where behavior may have lagged behind technology, professional advertisers already use our technology to place ads; over $300 million of classified ads in 2000. Our technologies provide professional advertisers with functionality that often enables them to increase cash flow (e.g., immediate ad placement confirmation which allows agencies to immediately bill their clients, automated ad placement which lowers transaction costs, etc.). In short, 1,400 professional advertisers understand the value of using our technologies.

Although ads processed through Advertise123.com continue to increase, we have discovered that our cost to acquire a standard rate-paying customer exceeds their annual value. We have eliminated our national advertising activities to conserve resources. However, we believe that our standard rate-paying advertiser base will continue to grow, albeit slower, through our partnerships and visibility through search engines.

OUR NEW FOCUS

We are focusing our resources in two strategic areas. First, we are marketing a private label version of Advertise123.com for individual publishers. Second, we are continuing to migrate our traditional business to the Web to enable professional advertisers to compose once and distribute to multiple publications.

Turning Our Private Label Advertise123.com Into An Application Service Provider Model

As part of our rollout of Advertise123.com we offered a private label version of the site to individual publishers to accept classified ads from non-professional advertisers (e.g., the public). Instead of having multiple publications, this private label version only contains information for an individual publication. Several publications including The Rocky Mountain News, The Charlotte Observer and The Atlanta Journal and Constitution participated in our early adopter program. The results were profound. The individual publisher sites generated thousands of ads each month for their print publications.

The private label sites we create for our customers are hosted and managed by AdStar.com. We charge publishers a monthly fee. What we essentially created was an application service provider (ASP) model. The success of this program has led us to focus on this model as a way to generate short-term profitability.

As an ASP, we contract with publishers to implement, host, and manage their on-line ad-taking capabilities. From a centrally managed facility, we deliver ad-taking services to our customers. We provide all the technical and application expertise, support, and security measures that the customer needs to get an application up and running in a short time. Typically we are able to process many more ads and do so much more quickly and affordably than the customer could do internally.

----------

(1) The Web based product allows professional advertisers to author once and distribute to multiple publications with the click of a button. This makes it very easy for the agency representative to offer their clients additional buys. In a non-automated environment, the transaction costs of manually processing the ad would exceed the agency commission.

Our experience in implementing over 120 publications on our national site, Advertise123.com required us to develop an accelerated implementation methodology and corresponding toolset. We developed a proprietary methodology and the associated toolset we call RAP (rapid adoption protocol). We now use these for designing, developing and deploying private label Advertise123.com sites for individual publications. We believe that the use of RAP, throughout an implementation project, enables our customers to realize significant reductions in time to market and required resources.

Currently less than 1% of print publications can perform an on-line classified ad transaction. The vast majority of print publications have not placed a cash register on their Web sites. On-line ad-taking technologies are taking on an increasing degree of complexity. First, publications are moving toward cross media classified ad publication (the ability to simultaneously place an ad in multiple media vehicles such as in a print and on-line publication)(2). Second, classified system integration (required for a turnkey Web to classified system solution) remains difficult because more than 10 technology vendors offer systems. Each of these systems handles ads differently and each publication will customize a vendors system for their own needs.

This complexity is aggravated as publications look toward opening up new revenue and cost saving options. Many revenue boosters, like on-line photo ads, require publications to create a user interface (i.e., Photo uploading and editing capability). If a publication wants to lower costs by shifting ad purchases on-line, they must provide on-line users with the electronic payment options they expect (e.g., debit cards, charge cards, ewallet options, etc.). Each of these options creates another layer of complexity. The costs for an individual publication, and even a large media company to manage this complexity become cost and resource intensive.

AdStar has managed these and other degrees of complexity successfully for over 14 years. AdStar has delivered turnkey remote entry solutions using all the major vendor's classified systems. We have transferred this integration experience to our web portal Advertise123.com, where we take standard and contract advertisers' ads and send them directly into classified systems. AdStar has entered into agreements and is the process of implementing Photo Ad capability through an alliance with Kodak. Finally, AdStar processes thousands of ads every month using a variety of on-line payment processing options.

We believe the net result of publication needs and our experience will allow us to turn our on-line ad-taking platform into the industry standard.

----------

(2) Publications are meeting this challenge through use of content management systems. These systems extract ads from a publications classified system and place them on the publications on-line site or a partner site. However, this solution does not offer the advertiser an on-line, self-service option.

Private Label Advertise123.com - Application Service Provider Model

New Pricing Model

Our new pricing model allows publications to rent our on-line ad-taking platform for a low monthly fee. This fee is roughly correlated to the monthly costs of a single ad taker and a fractional cost of an information technology professional(3). There are also fees associated with set-up and customization(4). Our pricing model incorporates certain price tiers based on volumes of ads processed through the system.

Traditional Business

Pricing for our traditional business (professional advertiser) will not dramatically change. However, we will be aligning the professional advertiser technology as a platform component. Our traditional or agency business will be positioned as an "add-on" module of the AdStar classified ad transaction engine.

OUR STRATEGY

Our goal is to leverage the classified ad-taking technology platform we've built. To do this we have restructured our product positioning and pricing to reflect an application service provider model. We are "private labeling" our technology for individual publications to provide them with a low cost ad-taking transaction engine for standard rate paying customers. We will provide hosting, management and servicing options. These are capabilities similar to those already in existence. In addition, we are targeting professional advertisers already utilizing our technology, and we expect that our efforts will yield additional transaction fees.

To execute our strategy we will be aggressively pursuing the following:

      o Focus our sales efforts at large and middle tier publications who we believe have more than five full time ad takers and the ability to process 200 or more monthly ads on-line;

      o Aggressively market our ad-taking platform to media companies and their on-line entities, consistently showing evidence of its cost effectiveness;

      o Pursue licensing, partnership and reseller relationships with National and State newspaper associations;

      o Pursue licensing, partnership and reseller relationships with classified system vendors;

      o Pursue licensing, partnership and reseller relationships with on-line service aggregators focusing in the publishing industry (e.g., AdOne);

      o Continue our business development efforts with on-line publishers willing to share percentages of ad purchases; and

----------

(3) We have chosen this metaphor carefully. Our value proposition to publications is that AdStar is cheaper, better and faster than doing it yourself. If a publication decides to build and manage this technology, they will confront additional IT costs, but have an opportunity to reduce ad taker costs.
(4) These fees are roughly tied to the costs to a publication for creating a preliminary needs assessment. We believe implementing our basic technology provides the publication with a "prototype" from which to gauge the value of on-line ad-taking.

      o Enter into arrangements with companies offering complementary technologies (e.g., Kodak)(5) where we receive additional fees when advertisers access these services through our transaction engine.

MARKET OPPORTUNITY

Our shift in focus to a provider of critical on-line ad-taking infrastructure changes how we analyze our market opportunity. We will derive revenue by renting our core application to publications. Although on-line publishers use our technology, our primary market is print publications. The lack of standardization among print publications creates a strong barrier to entry. A derivative of this model is transaction revenue. Because our core technology facilitates transaction processing, transaction based revenue will always be a lure. However, we have learned that this "song of the sirens" is not always as sweet as it first sounds, and we have learned to more carefully select our transaction-based opportunities.

The Application Service Provider Model

Print publications consist of daily newspapers, weekly newspapers (generally referred to as community papers), shoppers and specialty publications.

Daily Newspapers(6)

There are 1,483 daily newspapers in the United States. Of these, we are initially targeting publications with circulations over 25,000. There are 442 publications meeting this criteria.

Weekly Newspapers(7)

There are 6,646 weekly newspapers in the United States. Of these we are initially targeting publications with circulations over 35,000. There are 171 publications meeting this criteria.

Shoppers and Total Market Coverage Publications (TMC)(8)

Shopper and TMC publications are specialty publications listing things people buy or rent (e.g., autos, homes, apartments, boats, general merchandise, etc.). Shoppers are published by media companies (as extensions or supplements to their daily and weekly publications) and independent publishers. There are 1,413 shopper publications in the United States reaching over 61 million people. Of these, we are initially targeting the largest 100.

----------

(5) The Kodak Picture Ready service gives companies and consumers who are doing business over the Internet a simple way to post pictures of their products on-line for buyers to see, and provides image management and hosting services. The service lets customers add photos from computers, scanners, digital cameras, Kodak Picture CD, Kodak Picture Disk or from Kodak PhotoNet(TM) on-line to their products or services advertisements for publishing on-line or in print.
(6) All statistics taken from The 2000 edition of Editor and Publisher's International Year Book. International Year Book, Part 1: The Encyclopedia of the Newspaper Industry; Editor & Publisher (New York, New York) 2000, p.v-viii.
(7) All statistics taken from The 2000 edition of Editor and Publisher's International Year Book. International Year Book, Part 2: The Encyclopedia of the Newspaper Industry; Editor & Publisher (New York, New York) 2000, p. iv-viii.
(8) Ibid, p. x.

Privately Owned Specialty Publications(9)

Specialty publications cover a wide range of categories. However, there are several major players that publish "books" (print publications in magazine format) focusing on autos and real estate. For example, Network Communications, publishes a variety of titles including, The Real Estate Book(R), Apartment Blue Book(R), Corporate Choices(R), Senior Selections(R), Golfer Magazine and the Great Golf Values Magazine(R). Its publications are distributed to over 400 markets and millions of books are in circulation every week.

Specialty publications often franchise their "books" by market. They essentially sell their printing, marketing and other services to a franchisee. Specialty publications can have hundreds of franchisees. A specialty publisher would rent our platform and provide franchisees access.

TOTAL ASP OPPORTUNITY

Overall, our application service model represents a $79 million annual business. We believe there are approximately 3,000 publications which would benefit from in our ad-taking transaction engine. We are focusing on 700 of the largest publications that we believe have sufficient classified advertising volume and management wherewithal to adopt our technology over the next 24 months.

Although our cost to a publication varies by a variety of factors (e.g., circulation, initial set-up and customization activities, components of our technology rented, length of contract, volume of usage, etc.) the average monthly cost to a publication is approximately $5,000. We are initially focusing on 700 publications that we believe have sufficient classified advertising volume to warrant renting an on-line classified ad transaction engine. This creates an initial market opportunity of approximately $42 million (700 targeted publications X $5,000 monthly fee X 12 months).

We also believe that approximately 2,000 smaller publications would be willing to rent our technology if the monthly cost was lower. We are planning product enhancements that would allow smaller publications the ability to perform maintenance and management functions with tools requiring less intervention from us. If we can effectively develop these tools and lower our costs we believe we could offer our transaction engine at around $1,500 per month. This would create another $36 million of annual revenue (2,000 targeted publications X $1,500 monthly fee X 12 months).

TRANSACTION REVENUE OPPORTUNITY

We can derive transaction revenue in several ways. We are focusing in the areas where the opportunity is complimentary to our core business and the technology infrastructure already exists. One area involves the 400 recruitment advertisers using our services. We have agreements with certain on-line job boards that provide transaction-based fees each time an advertiser uses us to place an ad. Another area involves providing a value added service (e.g., an on-line Photo
Ad) on a publication's site for which we receive a fee each time an advertiser elects the service.

----------

(9) Ibid, p. xi.

On-line Job Board Postings

On-line job posting related revenue represented $3.2 billion in 2000 and is projected to grow to over $16 billion in 2005.(10) We estimate that between 25 and 50 percent of this revenue will be derived from the posting fee to place a recruitment ad. Recruitment agencies have been reluctant to process on-line job postings because of the low commission relative to the high cost of creating and verifying placement of the ad. We are changing this by allowing recruitment agencies to post ads to on-line job boards with the simple click of a button. Over 400 recruitment agencies currently use our technology and are familiar with the AdStar generic interface. Recruitment agencies place thousands of ads every week. A large percentage of these ads could be accompanied by an on-line posting. For example, if 400 recruitment agencies place five ads each week, for which we receive a $10 fee, we would generate an additional $1 million in revenue each year.(11) If the agencies processed 50 ads a week, we would generate over $10 million in annual fees.

Value Added Services Offered As An Addition To Our Core Platform

As users of our transaction engine grow, we believe we will have an opportunity to enhance our core technology with a variety of value added services.(12) Photo Ad capability, for example, allows an advertiser to place a photo on the publications on-line site at the same time as they place their print ad. Escrow services allow advertisers to use on-line escrow services to manage the fulfillment process (e.g., payment processing, shipping, legal issues, etc.). We will not build these technologies, but use other company's technologies. The Kodak relationship is a good example of this type of additional service.

The market opportunity for these types of services will be closely related to the adoption of our technology. The more publications that use our technology, the greater the number of advertisers and the larger the opportunity to offer value added services. If 1,000 advertisers elect each month to use a value added service for which AdStar receives a $5 fee, over $260,000 in additional revenue would be generated each year.

COMPETITION

Due to the complexities of the classified ad-taking process, we have not experienced extensive competition to date. As web-based ad taking becomes more accepted in the industry, other software vendors and/or application service providers may enter the marketplace. Many of these potential new competitors may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. We cannot guarantee that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material and adverse effect on our financial position, results of operations and cash flows. We also expect that large media companies may decide to design, create, and program software internally that will allow them to manage the web based classified ad-taking process internally.

Our ability to compete will also depend upon our ability to continually improve out products and services, the enhancements we develop, the quality of our customer service, and the ease of use, performance, price and reliability of our products and services.

----------

(10) The 2001 Electronic Recruiting Index, The Human Capital Marketplace, 2001, Interbiznet, Mill Valley, California.
(11) Assumption: 400 agencies X 5 weekly ads X 52 weeks X $10 in ad processing fees = $1,040,000.
(12) Our current pricing model offers our basic transaction engine. As this model proves profitable to publications, we believe they will be willing to add additional revenue producing components (e.g., on-line Photo Ads, etc.) for which we receive a transaction fee. These revenue boosters can have a substantial positive impact on AdStar revenues.

INTELLECTUAL PROPERTY

We regard our intellectual property as critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States to protect our proprietary rights. We have established trademark rights in the mark AD-STAR, based on our use of this mark since 1985 and our ownership of the incontestable United States trademark registration No. 1,497,387 for AD-STAR issued in 1988. While this registration covers computer programs for preparation, editing and electronic transmission of classified advertisements, we have expanded our use of the trademark AD-STAR to Internet-related advertising services and we will be filing a new trademark application to cover these services. Our trademark search, along with our longstanding use of the mark AD-STAR and our ownership of the U.S. Registration for AD-STAR, should entitle us to further registration, although we cannot guarantee how the Trademark Office will view our proposed application or whether our expanded use of the mark will encounter any opposition in the marketplace. We have also recently begun to use the trademark and Internet domain name Advertise123.com but have not yet applied for registration.

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

In the past, we have licensed elements of our trademarks, trade dress and similar proprietary rights to third parties, and we expect to do so in the future. While we attempt to ensure that the quality of our name and brand are maintained by our business partners, we cannot guarantee that these partners will not take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our solutions and technologies.

Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related industries are uncertain and still evolving, and we cannot make any guarantees as to the future viability or value of any of our proprietary rights or those of other companies within the industry. We cannot guarantee that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Any infringement or misappropriation, should it occur, could have a materially adverse effect on our business, our results of operations, and our financial condition. Furthermore, we cannot guarantee that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us.

EMPLOYEES

As of March 23, 2001, we had 23 full-time employees, including 3 in sales and marketing, 10 in technical services, 5 in operations and customer support, and 5 in finance, accounting, and administration. We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good. We are currently staffed at an appropriate level to implement and carry out our business plan for the next 12 months.

          CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

      The following factors may affect the growth and profitability of the
Company:

Our On-Line Businesses Have A Limited History And May Not Be Successful

We did not begin to offer our remote ad entry services over the Internet until June 1999 and offered only a limited number of publications in which to purchase classified advertising until March 2000. Moreover, we know of no other company that accepts classified ads on-line for publication both on-line and in print. Accordingly, we cannot guarantee that we will be able to generate the public interest necessary to sustain our business model.

Our Ability To Implement Our Business Plan Successfully Is Uncertain.

These risks include uncertainty as to whether we will be able to:

      o     attract a large number of advertisers to our Web sites;
      o attract a large number of publishers to sign-up for our new publisher specific ad-taking Web site services (See "Business-Our Focus");
      o develop profitable pricing models for our transaction fees for ad placements over our Web sites;
      o     increase awareness of our Advertise123.com brand;
      o maintain current and develop new distribution relationships with highly trafficked sites of Web publishers;
      o     respond effectively to competitive pressures; and
      o     attract, retain and motivate qualified personnel.

Our failure to address these risks successfully would adversely affect our ability to attain profitability.

Our Unproven On-Line Business Model May Not Generate Expected Revenues

Because we have limited Internet experience, we cannot accurately forecast the source, magnitude or timing of our future revenues. Current expectations are that we will generate revenue from:

      o transaction fees for ads processed on our Web sites except where we agree to waive our fees in transactions between advertisers using our licensed software with newspapers paying us license fees;
      o     fixed fees to be paid by on-line media clients;
      o     installation fees and monthly volume related fees from publishers using our new publisher specific ad-taking Web site services;
      o     fees from media and advertising companies who advertise on our Web sites;
      o fees from advertisers and newspapers for statistical reports generated by data assembled from ads processed on our Web sites.

Our expectations with respect to future revenues are principally based on our ability to attract advertisers and publications to our web sites including, private label sites we build for publishers and to attract publishers to sign-up for our publisher specific ad-taking web site services, thus facilitating ad placements through these sites. In particular, our assumption that we will not encounter any significant resistance by publishers to accepting Web-based ads may be wrong. Publishers might view transactions in which we deduct a transaction fee as reducing the amounts they would receive if they obtained the ads directly. Conversely, advertisers may be reluctant to pay a mark-up to published classified advertising rates. If because of these factors, the revenues are not generated in the amounts and within the time periods necessary to sustain our operations, our prospects for our on-line business will be seriously compromised.

We Have A History Of Losses And We Expect Continued Losses

For the years ended December 31, 1998, 1999 and 2000 we incurred net losses of approximately $69,000, $2,865,000, and $4,629,000, respectively. Our 1999 losses were principally attributable to expenses incurred in starting our on-line business and expenses incurred in an abandoned Fall 1999 securities offering. Our 2000 loss was principally attributable to expenses incurred in expanding our on-line business. We expect to continue to incur losses until we are able to increase our revenues significantly from fees based on the number of ad purchases transacted on our Web sites and the service fees from publishers using our new publisher specific ad-taking Web site services. Our operating expenses are expected to continue to increase significantly in connection with our proposed expanded activities. Our future profitability will depend on our ability to increase our on-line advertiser base, transaction and service revenues while controlling our costs. We may not be able to achieve profitability.

Growth Of Our Historical Adstar Business Is Limited

Our historical AdStar remote ad entry business is limited both in current size and growth potential due principally to the installation, training and on-going support costs at advertiser sites and the requirement that advertisers separately dial-up each publication in which they intend to buy an ad. Our ability to achieve sufficient revenues to justify the expectations of our investors is dependent on the success of our on-line business which we believe eliminates these barriers. Our belief that we can successfully expand our business by migrating to a delivery system over the Internet and providing publisher specific site design, customization, implementation and management services may not be correct.

We May Be Unable To Obtain The Additional Capital Required To Grow Our Business

Our ability to grow depends significantly on our ability to attract advertisers to our Web sites and publishers to sign-up for our new publisher specific ad-taking Web site service, which means having an adequate advertising and marketing budget and adequate funds to continue to enhance our Web sites and ad-taking technology (See "Business- Our Focus".) If the actual cost of attracting advertisers and publishers, and enhancing our Web sites and ad-taking technology are higher than projected or the revenues from our operations fall below our current expectations, we may need additional financing in the near future. In either event if our revenues are insufficient to provide the necessary cash flow for ongoing operations, we will need to seek additional capital from public or private equity or debt sources to fund our growth and operating plans and respond to other contingencies. We may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding, which would have an adverse effect on the successful implementation of our planned business expansion.

We Are Vulnerable To Breakdowns In Service

As a business delivering certain services via the Internet, we are vulnerable to break downs and interruptions in internet transmission which could disrupt our ability to provide continued and sustained support to advertisers and publishers. We have not yet suffered any serious breakdowns in service. However, as our service continues to be tested by repeated and continuous use, our vulnerability to interruptions in service should decrease. If because of interruptions our customers and prospective customers lose faith in our ability to service their needs, they may choose more traditional means for placing their classified ads. If this were to occur, we would not be successful in building an on-line business.

Our On-Line Business Could Face Competition From Many Sources

We are unaware of any company which provides a centralized on-line sales channel for the selection, transaction and processing of classified ads in multiple print and on-line publications. Those publishers which accept and process ads by traditional means like telephone, facsimile transmission and printed copy submissions are potential competitors. Our ability to compete successfully will depend on the perceived convenience of our services, ease of use and the amount of fees we charge.

In addition, companies not now in the business of providing on-line remote ad entry but possessing more capital resources than we do may seek to develop their own technology and enter into the business of offering a similar broad based, centralized on-line classified ad placement services to ours. Some of these companies could have longer operating histories, greater name recognition, larger customer bases and significantly greater technical and marketing resources than we have. As a result, they may be able to respond more quickly than us to new or emerging technologies and can devote greater resources than us to development, promotion and sale of their services. Faced with this type of competition, our ability to compete effectively and operate profitably cannot be assured.

We May Be Unable To Manage Our Growth

Our business plan contemplates a sizable increase in the advertisers and publishers using our on-line services. In the event we need to increase the number of our employees beyond current levels, the recruitment, training and integration of these persons into our operations will place a significant strain on our managerial, operational and financial resources. We cannot guarantee that we will be able to manage effectively the expansion of our operations or that our personnel, systems, procedures and controls will be adequate to meet our anticipated future operations. If this were to occur, it would materially and adversely affect our business and prospects.

We May Not Be Able To Retain Key Existing Employees Or Attract The Large Number Of Additional Employees Essential To The Success Of Our New On-Line Business

Our performance is substantially dependent on the performance of our senior management and key technical personnel and on our ability to attract the new Internet oriented employees required in the implementation of our business plan. Our success depends in the first instance on the continued efforts of our Chief Executive Officer, Leslie Bernhard, and of our Executive Vice President and Chief Technical Officer, Eli Rousso. The competition for Internet oriented people of the type we will be seeking is intense and we may be hard pressed to find the personnel needed as fast as we need them. If we are unable to retain our key existing employees or to attract, hire and assimilate the qualified employees we will be seeking, the growth of our on-line business will be arrested and we will not be able to meet the projected revenue increases within the time period contemplated in our business plan, if at all.

We Are Vulnerable To Potential Lawsuits Regarding Ad Content Or System Failure

Because we facilitate the placement of advertisements in print and on-line publications, potential claims may be asserted against us for negligence, defamation or personal injury, or based on other theories, due to the nature of the content of these advertisements. Our technology does not contemplate our reviewing classified advertisements processed on our Web sites for libelous or other statements that might give rise to possible liability. This role has been fulfilled historically by each publication and we expect the publications will continue to monitor their ads.

Although we carry general liability insurance, our coverage may not cover potential claims or may not be adequate to indemnify us fully. Any imposition of liability or legal defense expenses that are not covered by insurance or that are in excess of our insurance coverage could place a strain on our available cash resources, could seriously jeopardize the success of our business plan and could materially and adversely affect our financial position, results of operations and cash flows.

Our Limited Internet Experience May Affect Our Ability To Deal Effectively With Technological Change

Our on-line business is characterized by:

      o     rapidly changing technology;
      o     evolving industry standards;
      o     frequent new product and service announcements;
      o     introductions and enhancements; and
      o     changing customer demands.

These market characteristics are heightened by the emerging nature of the Internet, Internet advertising, and in particular by our limited experience and short operating history in this market. For these reasons, our future success depends on:

      o our ability to adapt the rapidly changing technologies to the needs of our advertising and publishing clients; and
      o our ability to continually improve the performance, features and reliability of our on-line services.

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

We May Not Be Able To Protect Our Proprietary Rights.

We believe that our future success will depend, in part, on our ability to develop proprietary rights with respect to our systems and services including domain names, trademarks, trade names, service marks and copyrights. This is particularly true with respect to our Web-based service technology. Although we are in the process of determining whether patent protection is available for certain aspects of our technology, we do not currently own any patents or patent applications on our technology and we have no assurance that our rights to that technology are patentable or otherwise protectable. Moreover, there is no assurance that others might not develop alternate technologies that might be more effective than ours whether or not we obtain patent protection.

We Have Recently Begun To Use The Trademark And Internet Domain Name Advertise123.Com But Have Not Yet Applied For Registration Of The Trademark

We cannot guarantee that our application for a registration of this trademark will be granted and, if granted, that it will not be successfully challenged by others or invalidated through administrative process or litigation. Further, if our Advertise123.com trademark application is not granted due to the prior rights of a third party, we may not be able to obtain a license on commercially reasonable terms to allow us to continue to use this trademark.

Despite our existing trademark rights in the marks AD-STAR, from use and registration, and Advertise123.com, from use and our proposed expanded federal protection for these marks, the marks remain susceptible to trademark infringement due to the frequent illicit use and piracy of trademarks by "cybersquatters" on the Internet. Although we own the domain names Advertise123.com and ADSTAR.com, there remains the risk that third parties will seek to register our marks AD-STAR and Advertise123 in the other "top level" domains, e.g., .org, .net, and .gov, or that they will register close copies of our marks.

Furthermore, we cannot guarantee that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. If for any of the above reasons we are deprived of any proprietary rights to our technology or trade style our prospects for success may be seriously and adversely affected (See "Business -- Intellectual Property.")

Our Operations And Services Are Vulnerable To Natural Disasters

Our operations and services depend on the extent to which our computer equipment and the telecommunications infrastructure of our third-party network providers is protected against damage from fire, earthquakes, power loss, telecommunications failures, and similar events. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access is located in the Los Angeles California area. Despite precautions taken by us and our third-party network providers, a natural disaster or other unanticipated problems at our network hub, or a third-party network provider could cause interruptions in the services that we provide. If disruptions occur, we may have no means of replacing these network elements on a timely basis or at all. We do not currently maintain back-up Internet services or facilities or other back-up computing and telecommunications facilities. Extensive or multiple interruptions in providing users with Internet access are a reason for user decisions to stop using access services. Accordingly, any disruption of our services due to system failure could have an adverse effect on our business, results of operations and financial condition. Furthermore, we do not currently have any business disruption insurance.

We Rely On Our Chief Executive Officer And Chief Technology Officer For The Development And Oversight Of Our Business

We are dependent on the continuing efforts of our President and Chief Executive Officer, Leslie Bernhard, and our Executive Vice President and Chief Technology Officer, Eli Rousso. Our business may be adversely affected if the services of either officer become unavailable to us. While we have obtained a key-man life insurance policy on the lives of both of Leslie Bernhard and Eli Rousso in the amount of $850,000 each. This amount may not be sufficient to offset the loss of their services.

Our Corporate Documents May Limit Rights Of Stockholders

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock without any further vote or action by our stockholders, and to determine the price, rights, preferences, privileges and restrictions, including voting rights of these shares. Since the preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights accompanying shares of our common stock, the rights of the holders of shares of common stock will be subject to, and may be adversely affected by, the superior rights of the holders of preferred stock.

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

Risk Of Low-Priced Securities

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on The Nasdaq Stock Market. If our shares of common stock are removed or delisted from The Nasdaq Small Cap Market, the security may become subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As such, the "penny stock" rules, in the event the company's securities are delisted from The Nasdaq Small Cap Market, may restrict the ability of stockholders to sell our common stock and warrants in the secondary market.

Possible Delisting Of Securities From Nasdaq

While the shares of common stock met current Nasdaq listing requirements when initially listed and are currently included on Nasdaq, there can be no assurance that we will meet the criteria for continued listing. Continued listing on Nasdaq generally requires that (i) we maintain at least $2,000,000 in net tangible assets, or $35,000,000 in market capitalization, or $500,000 in net income for either the last fiscal year, or two out of the last three fiscal years, (ii) the minimum bid price of the common stock be $1.00 per share, (iii) there be at least 500,000 shares in the public float valued at $1,000,000 or more, (iv) the common stock have at least two active market makers, and (v) the Common Stock be held by at least 300 holders. In January, 2001 we received a letter from Nasdaq putting us on notice that the bid price of our common stock had fallen below their $1.00 per share minimum. This situation corrected itself, however at this time, the common stock is trading at or below $1.00. If we are unable to satisfy Nasdaq's maintenance requirements, our securities may be delisted from Nasdaq. In that event, trading, if any, in the common stock and warrants would be conducted in the over the counter market in the so-called "pink sheets" or the NASD's "OTC Bulletin Board." Consequently the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of the company, and lower prices for our securities than might otherwise be obtained.

Item 2. Description of Property

      Our offices are currently located in three separate facilities. The principal office in Marina del Rey, California consists of an aggregate of 8,450 square feet, of which approximately 5,000 has been sub-let. Additional offices are in Syosset, New York, consisting of approximately 1,400 square feet, and in West Lyndhurst, New Jersey, consisting of approximately 1,700 square feet which is currently available for sub-lease. The existing leases expire on March 31, 2005, March 31, 2002, and November 30, 2005, respectively. The aggregate monthly rent, net of the current sub-lease, is approximately $13,000. We believe that if these leases are not renewed, satisfactory alternative space will be available.

Item 3. Legal Proceedings

      We are not currently a party to any legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      (a)   Market Information

      The Company's Common Stock commenced trading on The Boston Stock Exchange and The Nasdaq Small Cap Market under the symbol "ADST" in January 2000. The following table sets forth the high and low bid information for each quarter, from January 18, 2000 through March 31, 2001. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                                Bid Information
                                                                ---------------
         Price range of Common Stock                            High        Low
--------------------------------------------------------------------------------

First quarter, 2000, commencing January 18, 2000               $11.000   $ 6.250
Second quarter, 2000                                             7.375     3.125
Third quarter, 2000                                              4.750     1.500
Fourth quarter, 2000                                             1.688     0.531
January 1, 2001 through March 31, 2001                           1.531     0.500

      (b)   Holders

      As of March 31, 2001, the number of record holders of the Common Stock of the Company was 28. The Company believes that there are more than 600 beneficial holders of the Common Stock.

      (c)   Dividends

      The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. During the year ended 2000, the Company did not pay any dividends, and it does not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of the Company's Board of Directors and will depend on, among other factors, retained earnings, capital requirements, and the operating and financial condition of the Company.

Recent Sales of Unregistered Securities.

      The Company established a vendor compensation plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 200,000 shares are available for issuance. During 2000, 94,000 shares were issued to vendors under the plan relying upon the exemption under section 4(2) of the Securities Act of 1933 and which represented compensation of $192,000. The vendors have taken the shares for investment.

      On February 16, 2001, the Company issued 593,483 of its authorized but unregistered shares of its common stock to satisfy a Note, dated October 21, 1999, payable to Paulson Capital Corporation in payment of principal and accrued interest totaling $1,186,965. The issuance was exempt from registration, by reason of it being a nonpublic offering, made pursuant to Section 4(2) of the Act.

      On April 6, 2001, the Company entered into an agreement with 4 separate individuals for the sale, in the aggregate, of 400,000 units at a price of $1.00 per unit. Each unit comprises two shares of the Company's authorized but unregistered common stock and one warrant to purchase an additional share of Common Stock at a per share price of the higher of $1.00 or 110% of the closing price of Common Stock on April 6, 2001. The warrants expire on April 5, 2006 and have anti-dilution protection against capital changes. The common stock issued as part of the units sold was exempt from registration, by reason of it being a nonpublic offering, made pursuant to Section 4(2) of the Act.

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

Overview

The results of the last year have forced us to look closely at our business and assess what is working and what is not. Year 2000 provided three significant revelations.

      o We were unable to make Advertise123.com work as a viable business model. Advertise123.com was our top priority. We aggressively marketed and promoted Advertise123.com as a one-stop marketplace on the Web for advertisers to buy classified ads. We successfully entered into distribution agreements with relevant partners, placed Advertise123.com in search engines and honed the sites usability. Although ads processed through Advertise123.com grew throughout the year and continue to increase, we discovered that our cost to acquire a standard rate-paying customer exceeds their annual value.

      o Private label Advertise123.com sites were a success at publications. In marketing Advertise123.com we placed "private label" sites at publications as an inducement for their participation in our national portal program. We discovered that the volume and value of ads placed through these systems greatly exceeded expectations: our customers and ours. In fact, the volume and value of our largest participant exceeded that of our national portal.

      o Our historical business and user base continued to grow. Although we largely relegated our historical business to a secondary priority, we watched this business continue to grow and signed an additional four publications serving major metropolitan areas. Our historical business continues to be used by hundreds of recruitment agencies and volume advertisers.

The bad news is that our national portal business is not yielding the results we want. The good news is that we built and successfully deployed a web-based classified ad-taking transaction engine, continued to generate revenue from our historical business and deployed our "private label" product at several publications. In acknowledging these results, we have recently restructured our business to (1) focus on profitable revenue streams, (2) lower operating expenses, and (3) match remaining resources to revenue streams.

We are now focusing our resources in the areas we believe will provide the greatest short-term revenue opportunities. We are marketing a private label version of Advertise123.com for individual publications and we are providing recruitment agencies an opportunity to place on-line ads at major job boards through the generic AdStar interface (where AdStar receives a per transaction fee). See-"Description of Business".

Over the last two years we have designed, developed, and marketed Advertise123.com, a one-stop marketplace on the Web for advertisers to buy classified ads. By accessing our Web site, we enable advertisers to plan, schedule, compose, and purchase classified advertising from a large number of print and on-line publishers using one simple interface. Our service permits both advertising agencies and consumers, including the general public, to create and submit to one or many publications any number of classified ads, 24 hours a day, seven days a week, using any standard Web browser.

This Web-based service, Advertise123.com, is an outgrowth of our historical business as the largest provider of remote entry for classified ads into newspapers in the United States. Since 1986, we have offered advertising agencies the ability to process classified ads electronically with a number of the largest newspapers in the United States. Our historical business enables professional advertisers to electronically input, format and price ads. It is based on a software system that we developed which is currently installed on computers used by 43 newspapers and more than 1,400 advertising agency and advertiser locations. Using this system, we have become the largest provider of remote entry for classified ads into newspapers in the United States. We estimate that in 2000, more than $300 million in classified ads were placed in newspapers using our remote entry system. We believe we have enjoyed our leadership in the remote entry ad placement business because of the extremely difficult process of properly formatting, pricing and scheduling an ad and finding a way to send this ad to a classified system without seriously impeding the processing demands of both the automated systems and human processes involved.

In 1999 we began a transition from software provider to an Internet marketplace for print and on-line classified advertising. We received our first transaction fees from Internet business in June 1999 with one on-line publication available on the site. At the end of 1999, we had five print and one on-line publications available on the site. By the end of 2000, we had over 280 print publications and newspaper networks and 30 on-line publications available. In October 2000, we achieved our target coverage in the top 100 designated market areas (DMAs) in the US. In addition, in 1999 and 2000, we powered approximately $550,000 and $4,383,000, respectively, of classified advertising through our classified advertising marketplace, Advertise123.com, and private-label ad-taking sites built and powered by us.

Prior to the development of our web business, revenues had been generally sufficient to support our historic business. In developing our Web-based system we began to incur expenses in 1998 that could not be offset by the revenues generated by our historic business. These expenses caused us to incur losses in 1998, 1999 and 2000. Our future success is dependant upon our ability to substantially grow revenues to the point where we can fund the current level of operations. To this end, our plans have included expanding the products and services offered to our customers by building on our proprietary software processes and unique position within the industry. We feel that there is significant opportunity to increase revenues by offering the web software and services that we had initially developed for ourselves, to print publications as an application service provider ("ASP"). As an ASP, we contract with publishers to design, implement, host, and manage the on-line ad-taking capabilities of their web sites. We provide all the technical and application expertise, support, and security measures that the publisher needs to get an application up and generating revenue for them in a short time.

In addition to actively developing new revenue sources, we have also reduced our operating costs and significantly curtailed any capital investments for the next 12 months. In January 2001, we further reduced our workforce from 36 to 23, as we continue to decrease expenditures associated with developing new web-based products. We have further reduced expenditures on additional web development except for targeted service offerings. There can be no assurance that we will be successful in these plans.

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

Results of Operations

In July 2000, the Emerging Issues Task Force ("EITF") issued EITF Abstract No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19") which provided further guidance on revenue recognition in certain circumstances. As a result of this pronouncement, we believe that the Company is required to change the manner in which it recognizes revenue from internet transactions from a gross basis to a net basis. This change has no effect on either our gross margin or net loss. We believe that under the guidance provided by EITF 99-19, we are in substance acting as an agent for the publishers and should recognize revenues on a net basis, that is, recognize the transaction fees charged to the publishers and on-line businesses as revenue. In the fourth quarter of 2000, our comparative financial statements have been reclassified to reflect a net basis of presentation. The reclassification did not affect net loss for the periods presented. See footnote 2 to the Financial Statements for further discussion.

The following table sets forth the results of operations expressed as a percentage of net revenues as restated in conformity with EITF 99-19:

                                                      Year Ended December 31,
                                                    ---------------------------
                                                    1998       1999        2000
                                                    ----       ----        ----
Net revenues ...............................        100%        100%        100%
Cost of net revenues .......................         51%         61%         71%
                                                    ---        ----        ----
Gross Profit ...............................         49%         39%         29%

Selling expense ............................         17%         48%        104%
Administrative expense .....................         36%         91%        165%
Development costs ..........................         --          62%        101%
Abandoned offering costs, net ..............         --          12%         --
                                                    ---        ----        ----
Loss from operations .......................         -4%       -174%       -341%
Interest income (expense) ..................         --         -23%          4%
                                                    ---        ----        ----
Loss before taxes ..........................         -4%       -197%       -337%
Provision for taxes ........................         --          --          --
                                                    ---        ----        ----
Net loss ...................................         -4%       -197%       -337%
                                                    ===        ====        =====

Years Ended December 31, 2000, 1999 and 1998

Revenues

Net revenues, as restated in conformity with EITF 99-19, decreased to approximately $1,375,000 for 2000 from $1,454,000 in 1999 and $1,559,000 for
1998. These levels represent a net decline of approximately 5% for 2000 over 1999 and 7% for 1999 over 1998. The decrease in 2000 and 1999 was due primarily to a shift in focus to the internet transaction business. As we shifted our focus in 2000 and 1999 to the Web, we also shifted resources from expanding our historical software service business. Consequently, software installation, license and end-user support revenues (referred to as "service revenues") declined to $1,093,000 for 2000 from $1,286,000 for 1999, and $1,465,000 for
1998. Hardware sales were approximately $82,000 in 2000, $132,000 in 1999 and $94,000 in 1998. Revenues recognized on a net basis from our web business were $200,000, $36,000, and $0, for 2000, 1999, and 1998, respectively. We expect that our revenues will increase during 2001 as we transition from a web-based transaction business to an ASP business. We instituted a price increase effective January 1, 2001 for our core business and expect volumes to remain constant with last year. We have a number of initiatives planned during 2001 for our expanded web business such as directing our web products towards large media companies and exploiting ancillary services that complement our core software and that are designed to increase revenues.

Cost of Revenues

Cost of revenues consists primarily of charges to configure and install the AdStar software into the publishing systems of newspapers, to configure end-user software for the newspaper's advertiser clients, to provide customer training and end-user support, and to pay costs of hardware sales and royalty fees. As restated in conformity with EITF 99-19, these costs increased by 10% to approximately $973,000 for

2000, as compared with approximately $882,000 in 1999, and $801,000 in 1998. Personnel costs associated with cost of revenues increased to $792,000 in 2000 compared with $428,600 in 1999 and $339,000 in 1998, as we added technical support and end user support staff. Royalty expense increased to $57,000 in 2000 from $17,000 in 1999 due to the timing of royalties payable on installation of our fax product. These increases were offset in part by a reduction in hardware expense to $71,000 in 2000 from $116,000 in 1999. Due to a decrease in installation revenues explained above, cost of revenues increased as a percentage of net revenues. We view sales of hardware as an accommodation to our clients coincidental to the installation of our software.

Selling Expense

Selling expense consists primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost for business development, sales and marketing. Selling expenses increased to $1,429,000 in 2000 as compared with $691,000 in 1999 and $271,000 in 1998. The personnel related expenses increased to $687,000 in 2000 from $533,000 in 1999 and $213,000 in 1998, primarily due to personnel additions in business development and sales. Direct charges increased to $310,000 in 2000 from $158,000 in 1999 and $57,000 in 1998 as we stepped up our efforts to create awareness for our Web site. We have put a plan in place which reduces selling expense in 2001 as we implement a more targeted selling effort aimed at media conglomerates and move away from creating awareness for our web site.

Administrative Expense

Administrative expense consists primarily of the cost of executive, administrative, technical operations and accounting and finance personnel as well as general corporate expenses. Administrative expenses increased to $2,269,000 in 2000 from $1,335,000 in 1999 and $550,000 in 1998. Personnel related costs increased to $1,692,000 in 2000 from $374,000 in 1999, and $202,000 in 1998. Our personnel additions occurred in mid 1999 and were primarily in technical operations, management and accounting/finance. We have since reduced these costs significantly. Accounting and legal fees grew to $366,000 in 2000 from $203,000 in 1999 from $35,000 in 1998 as we made the transition from a privately owned company to a publicly owned company. We expect our administrative expenses to decline 2001 as we will realize a full year of the reductions in personnel and related expenses.

Development Costs

Development costs consist of expenses to identify functional requirements, to create content and to populate databases for our Advertise123.com Web site and the private label sites, and to plan, identify and conceptually design the required technical infrastructure. The costs began in 1999 and consist primarily of technical and design consultants as well as personnel costs. Development expense increased to $1,387,000 in 2000 from $904,000 in 1999, as we continued to develop the conceptual framework and technical requirements for the web site. The personnel and consultant related expenses increased to $777,000 in 2000 from $ 672,000 in 1999. We scaled back our use of design consultants beginning in the third quarter of 2000. The increase in development expense was a direct result of design changes and enhancements to the operations of our on-line business and Web site infrastructure. As we have moved past the planning stages of our primary web product, we will no longer incur significant costs relating to planning, identifying and conceptually designing the technical infrastructures required for our central web-based products. Therefore, we expect our development costs to decline in 2001.

Abandoned Offering Costs, net

In September 1999, a proposed public offering of our securities was declared effective but did not close. In connection with that offering we incurred expenses of approximately $672,000. We also received

$500,000 in reimbursement of expenses from the representative of the underwriters, which has been recorded net of the actual expenses incurred.

Interest Income (Expense), net

Interest expense decreased to $81,000 in 2000 from $345,000 in 1999 as a result of our ability to reduce the debt that had been outstanding prior to our initial public offering. Our 12% convertible notes were converted into common stock in December 1999 when we closed our initial public offering. In addition, we repaid the 14% and 10% notes with proceeds from that offering in December 1999 and January 2000, respectively. Our interest expense in 2000 relates primarily to our 6% note payable and our capital leases. Interest income in 2000 and 1999 was $140,000 and $11,000, respectively, as we were able to invest our available cash during 2000.

Liquidity and Capital Resources

Prior to 1999 we financed our business primarily from cash generated by operations. In 2000 and 1999, we raised gross proceeds of $3.45 million and $9.9 million, respectively, in debt and equity financings. As of December 31, 2000, we had current assets of $2,089,000, which consisted primarily of cash and cash equivalents, and restricted cash of approximately $1,707,000. The $1,707,000 in cash and cash equivalents, and restricted cash at December 31, 2000 is a net decrease of $3,895,000 since December 31, 1999. The net decrease in cash and cash equivalents and restricted cash resulted from $4,595,000 used in operations, and $1,335,000 used to develop our web site, and purchase property and equipment, partially offset by a net $2,057,000 received from financing activities, including a secondary offering. At December 31, 2000, current liabilities were $2,122,000 and included principal and accrued interest on our note payable of $1,179,000 due October 2001. In February 2001, the principal and accrued interest on the note payable was converted into 593,483 shares of common stock.

Net cash used in operations was approximately $4,595,000 during 2000, compared with net cash used in operations of $1,564,000 during 1999. During both years, revenues were not sufficient to cover expenses as we began to design and enhance the operations of our on-line business and Web site infrastructure. Net cash used in investing activities increased to $1,357,000 during 2000 compared with $441,000 during 1999, resulting from the development and enhancement of our web site, the purchase of computer equipment and the development of the related infrastructure for our Web-based system. Net cash provided by financing activities was approximately $1,957,000 during 2000 compared to $7,517,000 during 1999. The activity in 2000 primarily reflects repayment of a note for approximately $750,000 offset by the net proceeds of our secondary public offering. In September 2000, we completed a secondary public offering and raised net proceeds of $2,750,000 through the issuance of 2.3 million shares of common stock. The stock was priced at $1.50 per share. The activity in 1999 principally reflects the proceeds from the issuance of $3,000,000 in notes, proceeds from our initial public offering of $5,400,000, partially offset by $867,000 used to repay certain notes. In March and April 1999, we sold $1,050,000 of our 12% convertible notes in a private placement. These notes converted to common stock in December 1999 upon the closing of our initial public offering. Also in March 1999, we purchased the technology, intellectual property and software rights related to the AdStar technology for $752,000 by the issuance of a 10% note. This note was payable in monthly installments of $8,333 comprising principal and interest. We repaid this note from the proceeds of our initial public offering in January 2000. In July 1999, we borrowed $850,000 from InterEquity Capital Partners, L.P. a small business investment company. The loan bore interest at 14% per annum and was repayable in 54 equal installments commencing six months after the date of issuance. The holder of the note also received 22,534 shares of our common stock. We repaid this note from the proceeds of our initial public offering in December 1999. In October 1999 we issued a $1,100,000 note, bearing interest at 6% per annum, to Paulson Capital Corporation, the parent company of the managing underwriter in our initial and secondary public offerings. This note was due in October 2001, however in February 2001 we issued 593,483 shares of our Common Stock, valued at $2.00 per share, in full satisfaction of the note. In December 1999 we consummated our initial public offering of 1,150,000 units, comprised of one share of our common stock and one warrant to purchase one share of our common stock for gross proceeds of $6,900,000 and net proceeds of $5,391,000.

At December 31, 2000, we have an accumulated deficit of $7,076,000. We have generated operating losses for the past three years, and we are not assured that we will generate sufficient capital to meet the cash needs of the company over the next 12 months. We believe that the additional $400,000 raised through equity financing in April 2001, coupled with our expected 2001 results, will provide us with sufficient working capital to meet our needs over the next twelve months. Although we are optimistic that our ASP program will be readily accepted in the marketplace and will allow us to grow revenues to cover our current operating expenses, the timing is not assured. Our ability to sell these new programs during the current year may be hampered by a downturn in the economy, coupled with the extended time frame required for software sales, installation, and implementation. We have established short-term operational plans to expand the products and services available to our customers by building on our proprietary software processes and unique position within the industry. Additionally, we have reduced overhead costs to turn to profitability. In January 2001, we further reduced our workforce from 36 to 23, and have curtailed expenditures on additional web development, with the exception of targeted service offerings that will generate near-term revenues.

We currently have no additional borrowings available to us under any credit arrangement, and we are continuing to look for additional financing. Adequate funds may not be available or may not be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

Item 7. Financial Statements

      See Index to Financial Statements below, beginning on page F-1.

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure

      Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      Our executive officers and directors and their respective ages are as follows:

                                                                              Director
        Name               Age                   Position                       Since
--------------------       ---      --------------------------------------    --------
Leslie Bernhard            57       President, Chief Executive Officer
                                    and Director                                1991

Eli Rousso                 63       Executive Vice President, Chief
                                    Technology Officer and Director             1991

Benjamin J. Douek          50       Senior Vice President, Chief Financial
                                    Officer, Secretary and Director             1999

Jeffrey Baudo              53       Senior Vice President, Chief Operating
                                    Officer, Secretary and Director             2001

Chris A. Karkenny(1)       32       Director                                    1999

Thomas Taulli(1)           32       Director                                    2000

Arthur Salzfass(1)         65       Director                                    2000

----------

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

      *Benjamin J. Douek joined us in April 1999 as Senior Vice President and Chief Financial Officer. Mr. Douek has been a consultant and private investor for more than the last five years during which period he also served as Director of Investment Banking for Ladenberg Thalmann & Co., Inc. (1997-1998), Vice Chairman for Coleman & Company (1996-1997) and Managing Director for Bankers Trust Company (1992-1994).

      Mr. Jeffrey Baudo joined us as Chief Operating Officer in January 2001 and became a director in February 2001. Prior to joining the Company, Mr. Baudo, a national publishing industry veteran, served as president and COO of the $40 million publishing division of United Advertising Publications. Mr. Baudo is the brother of Ms. Bernhard.

      Chris A. Karkenny has been Chief Executive Officer of NetCatalyst, a merger and acquisition firm, since August 1999. From June 1998 through August 1999, he was Chairman and Chief Executive Officer of Technologz.com LLC, an incubator and venture catalyst company. From February 1998 through June 1998, Mr. Karkenny was a private consultant in corporate finance. From September 1995 through February 1998, he was Treasurer of Quarterdeck Corporation, a technology and software company. Prior to September 1995, Mr. Karkenny was a consultant for CDK Industries, a consulting firm specializing in mergers and acquisitions. Mr. Karkenny received his MBA from Pepperdine University and a BS in Business Administration from the University of Richmond.

      Arthur Salzfass has been a private investor for the past five years. Since January 1997, he has also been the owner and president of Rutledge Books, Inc., a publisher. He is also a director of Star Struck, Inc., a distributor of sports and jewelry products.

      Tom Taulli has been the internet stock analyst with internet.com (NASDAQ:
INTM) since August 1999. Prior to that, Mr. Taulli was an advisor and angel investor. He also co-founded ExamWeb.com in 1997, which provides on-line exam test preparation. In 1999, he published a book called Investing in IPOs (Bloomberg Press). He writes regularly for MSN Investor, Ziff Davis Interactive Investor, Research Magazine, Bloomberg Personal Finance, Forbes.com, Jagnotes.com, CMP's Techweb, CBS MarketWatch and Gomez.com, and is frequently quoted in The Wall Street Journal, USA Today, Barron's, Los Angeles Times, and TheStreet.com. Moreover, Mr. Taulli is a frequent guest commentator on CNBC, CNN, and Bloomberg TV. He received a Bachelor's Degree in Finance from California State Polytechnic University, Pomona in 1991, and a Juris Doctor Degree from Whittier School of Law in 1998.

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

----------

* In February, 2001, Mr. Douek completed his tenure as the Company's chief financial officer and submitted his resignation from all officership positions with the Company and his position on the Board. Mr. Baudo was then elected to fill the seat on the Board vacated by Mr. Douek.

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

      To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2000.

Item 10. Executive Compensation.

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 1998, 1999 and 2000 by our (i) Chief Executive Officer, and (ii) executive officers, other than the CEO, whose salary for the 2000 fiscal year as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

                           Summary Compensation Table

                                                                                 Long-Term Compensation
                                                      Annual             ----------------------------------
                                                   Compensation               Awards              Payouts
                                                   -------------         ------------------    ------------
                                                                            Common Stock         All Other
  Name and Principal                                  Salary             Underlying Options    Compensation
       Position                     Year                ($)                     (#)                 ($)
  ------------------                ----           -------------         ------------------    ------------
Leslie Bernhard,                    2000             $231,912                       0                0
Chief Executive                     1999              201,894                       0                0
Officer & President                 1998              150,131                       0                0

Eli Rousso                          2000             $230,301                       0                0
Executive Vice                      1999              201,894                       0                0
President & Chief                   1998              145,662                       0                0
Technology Officer

Jeffrey Diamond                     2000             $138,725                  25,000                0
Senior Vice                         1999              100,626                       0                0
President -Technology               1998              100,626                       0                0

Benjamin J. Douek                   2000             $120,000                       0                0
Senior Vice President,              1999*              20,000                  66,667                0
Chief Financial Officer,
Secretary and Director

Beth Williams                       2000             $112,000                       0                0
Vice President-                     1999*              56,023                  10,833                0
Advertising & Publisher,
Marketing

----------

      *     Applies to less than a full year.

Stock Options

      The following tables show certain information with respect to incentive and non-qualified stock options granted in 2000 to the Named Executives under the Company's 1999 Stock Option Plan who received options and the aggregate value at March 20, 2001 of such options. The per share exercise price of all options is equal to the fair market value of a share of Common Stock on the date of grant. No options granted to any Named Executives have been exercised.

                                                Option Grants in 2000
------------------------------------------------------------------------------------------------------------
                                             Individual Grants of Options
------------------------------------------------------------------------------------------------------------
                               Number of
                               Shares of              Percent of
                                Common               Total Options
                                 Stock                Granted to            Exercise
                              Underlying             Employees in             Price
       Name                    Option #                   2000               ($/Sh)          Expiration Date
---------------               ----------             -------------          --------         ---------------
Jeffrey Diamond(1)              25,000                   30.1%                $1.66           September 2005

----------
      (1) The options vest in 1/3 increments on each of the 1st, 2nd and 3rd anniversaries of the option grant date.

                       Aggregated 2000 Year End Options Values
------------------------------------------------------------------------------------------------
                                Number of Shares of
                               Common Stock Underlying                Value of Unexercised
                               Unexercised Options at                 In-The-Money Options
                                      12/31/00                             At 3/21/01
      Name                 Exercisable(E)/Unexercisable(U)       Exercisable(E)/Unexercisable(U)
-----------------          -------------------------------       -------------------------------
Jeffrey Diamond                   --0--(E)/ 25,000(U)                        $--0--
Benjamin J. Douek                50,186(E)/ 66,667(U)                        $--0--
Beth Williams                     7,222(E)/ 10,833(U)                        $--0--

Employment Contracts

      The Company entered into three year employment agreements with each of Leslie Bernhard and Eli Rousso, as of July 12, 1999. Pursuant to her employment agreement, Leslie Bernhard was retained as our Chief Executive Officer at an annual rate of $150,000 per year. The rate was increased to $200,000 per year on December 16, 1999, (the date of our initial public offering), and in January 2001, increased to $232,000 per year, retroactive to January 1, 2000. Pursuant to his employment agreement, Eli Rousso was retained as our Executive Vice President and Chief Technology Officer rate of $150,000 per year. The rate was increased to $200,000 per year on December 16, 1999, and in January 2001, increased to $230,000 per year, retroactive to January 1, 2000.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table, together with the accompanying footnotes, sets forth information, as of March 20, 2001, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of the Company as a group:

                                              Shares of
                                            Common Stock
                                            Beneficially           Percentage of
    Name of Beneficial Owner (1)              Owned (3)              Ownership
-------------------------------------       ------------           -------------
Executive Officers and Directors
Leslie Bernhard (2)                             731,667                12.6%
Eli Rousso (2)                                  731,667                12.6%
Benjamin J. Douek (4)                            66,667                  .9%
Beth Williams (5)                                 7,222                  .1%
Chris A. Karkenny (7)                            16,667                  .3%
Tom Taulli (6)                                   16,667                  .3%
Art Salzfass (6)                                 16,667                  .3%
Chester L. F. Paulson (8)                     1,506,917                29.3%
All Directors and Officers as a group         1,587,224                27.3%

----------

(1) The addresses of the persons named in this table are as follows: Leslie Bernhard c/o AdStar.com, Inc., 4553 Glencoe Avenue, Suite 300, Marina del Rey, CA 90292; Eli Rousso c/o AdStar.com, Inc., 4553 Glencoe Avenue, Suite 300, Marina del Rey, CA 90292; Benjamin J. Douek, c/o AdStar.com, Inc., 4553 Glencoe Avenue, Suite 300, Marina del Rey, CA 90292, Beth Williams, c/o AdStar.com, Inc., 4553 Glencoe Avenue, Suite 300, Marina del Rey, CA 90292,; Chris A. Karkenny, Net Catalyst, LLC. -11670 Chenault St. Los Angeles, CA 90049, Art Salzfass, 98 Paulding Drive, Chappaqua, NY 10514, and Tom Taulli, 1083 Campanile Street, Newport Beach, CA 92660.

(2) Includes an aggregate of 203,830 shares in respect of which Ms. Bernhard and Mr. Rousso have voting power.

(3) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 5,810,602 shares outstanding on March 20, 2001.

(4) Includes options to purchase 17,226 and 38,330 shares of common stock of the Company, exercisable within 60 days of the date hereof, at $4.77 per share and $6.00 per share, respectively.

(5) Includes options to purchase 5,556 and 1,667 shares of common stock of the Company, exercisable within 60 days of the date hereof, at $7.20 per share and $6.00 per share, respectively.

(6) Consists of warrants to purchase 16,667 shares of common stock of the Company at $6.00 per share, exercisable within 60 days of the date hereof.

(7) Consists of warrants to purchase 16,667 shares of common stock of the Company at $6.00 per share, in the name of Net Catalyst LLC, exercisable within 60 days of the date hereof .

(8) Includes warrants held by Mr. Paulson to purchase 68,000 and 16,200 shares of common stock at $7.20 and $1.80 per share, respectively. In addition, Mr. Paulson has control over (i) currently exercisable warrants, held in the name of Paulson Capital Corp., to purchase 224,422 and 149,000 shares of common stock at $7.20 and $1.80 per share, respectively, and (ii) 919,295 shares of common stock, held in the name of Paulson Investment Company.

Item 12. Certain Relationships and Related Transactions

      In July 1999 Jeffrey Diamond, a former director and officer, sold 281,144 shares of our common stock to some of the holders of the Company's convertible notes for $500,000 pursuant to an agreement among Jeffrey Diamond, a representative of the purchasers and us under which Mr. Diamond agreed to provide technical services for us for a year at $100,000. In connection with this transaction the purchasers transferred 63,848 shares of our common stock to us. In July 1999 and December 1999 we issued to a company controlled by Ronald
S. Posner, and to a company controlled by Chris Karkenny, each a director nominee of the Company, three year warrants to purchase 16,667 shares of common stock at $6.00 per share, respectively. Each of the above transactions was approved by the Board of Directors, in which at least two members were disinterested.

      In September 1999, a proposed $15.5 million initial public offering of our securities became effective but did not close. We originally offered units consisting of common stock and warrants in September 1999. That offering was declared effective by the Securities and Exchange Commission and resulted in the stock and warrants included in those units being traded on the American Stock Exchange between September 30 and October 4, 1999. Initial trading in the units resulted in a decline in the unit price to which we responded by announcing a reduction of the warrant exercise price. The American Stock Exchange took the position that this reduction caused our securities to no longer meet its listing requirements and therefore stopped trading in the units. As a result of these events, the former offering was not consummated. In full settlement of our claims, if any, against Paulson Investment Company, Inc., the representative of the underwriters in that offering, we received $500,000 from the representative. In addition, Paulson Capital Corporation, the parent of the representative lent us $1.1 million evidenced by a promissory note due on October 21, 2001 and bearing interest at 6% per annum payable at maturity. Paulson Investment Company, Inc. was the representative of the underwriters in our successful offering which closed in December 1999.

      In January 2001, the Company entered into a 2 year employment contract with Mr. Jeffrey Baudo. Pursuant to his employment agreement, Mr. Baudo was retained as our Chief Operating Officer at an annual rate of $213,000 per year, and granted options to purchase 100,000 shares of the Company's common stock. Mr. Baudo is the brother of Leslie Bernhard.

      In February 2001, the Company satisfied the $1.1 million note bearing interest annually at a rate of 6%, held by Paulson Capital Corporation, by issuing 593,483 shares of common stock to Paulson Capital Corporation in payment of principal and accrued interest totaling $1,186,965.

      All future transactions between the Company and its officers, directors or five percent shareholders, and their respective affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the independent, disinterested directors of the Company.

Item 13. Exhibits and Reports on Form 8-K.

(a) Certain of the following exhibits were filed as Exhibits to the registration statement on form SB-2, Registration No. 333-43408 and amendments thereto (the "Registration Statement") filed by the Registrant under the Securities Act of 1933, as amended, or the reports filed under the Securities and Exchange Act of 1934, as amended, and are hereby incorporated by reference.

Exhibit No.                           Description
--------------------------------------------------------------------------------

3.1            Certificate of Incorporation of the Company (1)
3.1a           Proposed Amendment to Certificate of Incorporation (1)
3.2            By-Laws of the Company (1)
3.3            Agreement and Plan of Merger (1)
4.1            Specimen Stock Certificate (1)
4.2            Revised Form of Underwriter's Warrant (4)
10.1           1999 Stock Option Plan (1)
10.4           Employment Agreement between the Company and Leslie Bernhard (1)
10.5           Employment Agreement between the Company and Eli Rousso (1)
10.6           Memorandum of Agreement between the Company and CareerPath.com
               LLC dated March 11, 1999(1)
10.7           Distribution and Service Agreement dated February 9, 1999 by and between the Company and PowerAdz (1)
10.8           Distribution and Service Agreement dated November 19, 1998 by and between the Company and AdOne Classified Network, Inc. (1)
10.9           Agreement dated March 16, 1999 by and between James E. Mann and the Company (1)
10.10          Form of warrant to purchase 16,667 shares of Common Stock issued to Jonathan Cohen and Ronald Posner (1)
10.12          Loan and Subscription Agreement dated July 13, 1999 by and between the Company and Interequity Capital Partners L.P. (1)
10.13          Form of Subscription Agreement for 12% Convertible Subordinated
               Unsecured Promissory Note (1)
10.14          Form of 12% Convertible Subordinated Unsecured Promissory Note
               (1)
10.15          Form of Shareholders' Agreement by and among the Company, its principal stockholders and certain investors (1)
10.16          Employment Agreement dated July 20, 1998 between Adam Left and the Company and amendment dated July 15, 1999(1)
10.17          Employment Agreement dated as of April 12, 1999 between Michael
               Kline and the Company (1)
10.18          Promissory Note issued to Paulson Capital Corporation (1)
10.19          Distribution and Service Agreement dated as of September 3, 1999 by and between the Company and Landon Media Group, Inc. (2)

10.20 Distribution and Service Agreement dated as of August 30, 1999 by and between the Company and Career Engine (2)
10.21 Distribution and Service Agreement dated as of August 27, 1999 by and between the Company and CareerPath.com (2)
10.22          INTENTIONALLY LEFT BLANK
10.23 Engagement Agreement, dated March 7, 2000, between RCG Capital Markets Group and the Company (3)
10.24 First Amendment of Office Lease and Parking License Agreement, dated December 13, 1999, between TIAA Realty, Inc. and the Company.(4)
10.25 Second Amendment of Office Lease and Parking License Agreement, dated March 24, 2000, between TIAA Realty, Inc. and the Company
               (3)
10.26          Employment Agreement between the Company and Jeffrey Baudo.*
10.27 Letter Agreement between Company and Paulson Capital Corporation for the satisfaction of outstanding principal and interest due on $1.1 million note bearing interest at 6% per annum, dated October 21, 1999.*
10.28 Copy of Agreement, among Company and specific investors, dated April 6, 2001*
------------------------------

            Notes to exhibits

            * Filed herewith

      (1) Filed as an exhibit with the same number to Registration Statement No. 333-84209, and incorporated herein by reference.
      (2) Filed as an exhibit with the same number to Registration Statement No. 333-90649 and incorporated herein by reference.
      (3) Filed as an exhibit with the same number to Quarterly Report on Form 10QSB for the period ended March 31, 2000 and incorporated herein by reference.
      (4) Filed as an exhibit with the same number to Registration Statement No. 333-43408 and incorporated herein by reference.

(b) No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AdStar.com, Inc.


                                        By: /s/ Leslie Bernhard
                                            ------------------------------------
                                            Leslie Bernhard,
                                            President and Chief Executive
                                            Officer

Date: April 16, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 16, 2001.

      Signature               Title
      ---------               -----


/s/ Leslie Bernhard           President and Chief Executive Officer and Director
---------------------
    Leslie Bernhard


/s/ Eli Rousso                Director
---------------------
Eli Rousso


/s/ Cris Hopkins              Chief Accounting Officer
---------------------
Cris Hopkins


/s/ Jeffery Baudo             Director
---------------------
Jeffery Baudo


                              Director
---------------------
Chris A. Karkenny


/s/ Thomas Taulli             Director
---------------------
Thomas Taulli


                              Director
---------------------
Arthur Salzfass

                          Index To Financial Statements

                                                                               Page
                                                                               ----
Report of Independent Accountants                                               F-2

Financial Statements:

   Balance Sheets as of December 31, 1999 and 2000                              F-3

   Statements of Operations for each of the three years in the period ended
        December 31, 2000                                                       F-4

   Statements of Stockholders' Equity (Deficit) for each of the three years
        in the period ended December 31, 2000                                   F-5

   Statements of Cash Flows for each of the three years in the period ended
        December 31, 2000                                                       F-6

   Notes to Financial Statements                                                F-7

                        Report of Independent Accountants

To the Board of Directors and Stockholders of AdStar.com, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of AdStar.com, Inc. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                        /s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 16, 2001 except for the subsequent event described in Note 9 as to which the date is April 6, 2001.

AdStar.com, Inc.
Balance Sheets
As of December 31, 1999 and 2000
--------------------------------------------------------------------------------

                                                                                 1999             2000
                                                                             -----------      -----------
Assets

Current assets:
   Cash and cash equivalents                                                 $ 5,602,493      $ 1,606,999
   Restricted cash                                                                    --          100,000
   Accounts receivable, net of allowance for doubtful
     accounts of $0 and $73,000                                                  460,477          227,144
   Prepaids and other current assets                                             101,758          154,648
                                                                             -----------      -----------
     Total current assets                                                      6,164,728        2,088,791

Property and equipment, net                                                      424,819        1,616,163
Intangible assets, net                                                           162,785          124,383
Other assets                                                                      22,584           34,571
                                                                             -----------      -----------

     Total assets                                                            $ 6,774,916      $ 3,863,908
                                                                             ===========      ===========

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                          $ 1,128,815      $   298,547
   Accrued expenses                                                              453,417          542,868
   Deferred revenue                                                              107,000          165,304
   Notes payable                                                                 749,466        1,100,000
   Capital lease obligations                                                       4,964           15,009
                                                                             -----------      -----------

     Total current liabilities                                                 2,443,662        2,121,728

Notes payable                                                                  1,100,000               --
Capital lease obligations                                                             --           45,594
                                                                             -----------      -----------

     Total liabilities                                                         3,543,662        2,167,322
                                                                             -----------      -----------
Commitments and contingencies (Note 8)                                                --               --

Stockholders' equity:
   Preferred stock, par value $0.0001; authorized 5,000,000 shares; none
     issued and outstanding                                                           --               --
   Common stock, par value $0.0001; authorized 10,000,000 shares; issued and outstanding 2,820,264 at December 31, 1999 and 5,217,119 at
     December 31, 2000                                                               282              522
   Additional paid-in capital                                                  5,713,151        8,849,241
   Deferred compensation                                                              --          (28,239)
   Shareholder receivable                                                        (35,056)         (49,006)
   Accumulated deficit                                                        (2,447,123)      (7,075,932)
                                                                             -----------      -----------
     Total stockholders' equity                                                3,231,254        1,696,586
                                                                             -----------      -----------
     Total liabilities and stockholders' equity                              $ 6,774,916      $ 3,863,908
                                                                             ===========      ===========

The accompanying notes are an integral part of these financial statements.

AdStar.com, Inc.
Statements of Operations
For Each of the Three Years
in the Period Ended December 31, 2000
--------------------------------------------------------------------------------

                                                              1998             1999             2000
                                                              ----             ----             ----
Net revenues                                              $ 1,559,361      $ 1,453,821      $ 1,374,697
Cost of net revenues                                          800,532          881,803          972,679
                                                          -----------      -----------      -----------

   Gross profit                                               758,829          572,018          402,018

Selling expense                                               270,671          691,492        1,428,574
Administrative expense                                        549,903        1,335,121        2,269,331
Development costs                                                  --          904,009        1,386,518
Abandoned offering expenses, net                                   --          171,854               --
                                                          -----------      -----------      -----------

   Loss from operations                                       (61,745)      (2,530,458)      (4,682,405)

Interest income (expense), net                                 (4,518)        (333,464)          58,763
                                                          -----------      -----------      -----------

   Loss before taxes                                          (66,263)      (2,863,922)      (4,623,642)

Provision for income taxes                                     (2,760)            (800)          (5,167)
                                                          -----------      -----------      -----------

   Net loss                                               $   (69,023)     $(2,864,722)     $(4,628,809)
                                                          ===========      ===========      ===========

Loss per share - basic and diluted                        $     (0.05)     $     (1.90)     $     (1.34)
Weighted average number of shares - basic and diluted       1,458,393        1,510,093        3,452,619

The accompanying notes are an integral part of these financial statements.

AdStar.com, Inc.
Statements of Stockholders' Equity (Deficit)
For Each of the Three Years
in the Period Ended December 31, 2000
--------------------------------------------------------------------------------

                                                                                                                           Total
                                            Common Stock           Additional                                          Stockholders'
                                         -------------------        Paid-In    Shareholder   Deferred     Accumulated     Equity
                                         Shares       Amount        Capital     Receivable  Compensation   (Deficit)     (Deficit)
                                         ------       ------        -------     ----------  ------------   ---------     ---------

Balance, December 31, 1997             1,405,723     $  2,000             --           --            --   $  (129,682)  $  (127,682)
   Net loss                                   --           --             --           --            --       (69,023)      (69,023)
   Sale of common stock                   73,941       26,300             --           --            --            --        26,300
   Dividends                                  --           --             --           --            --       (25,599)      (25,599)
                                      ----------     --------    -----------     --------     ---------   -----------   -----------

Balance, December 31, 1998             1,479,664       28,300             --           --            --      (224,304)     (196,004)
   Net loss                                   --           --             --           --            --    (2,864,722)   (2,864,722)
   Repurchase of option                       --           --             --           --            --      (447,935)     (447,935)
   Reclassification of deficit due
     to termination of S corporation
     election                                 --           --    $(1,094,611)          --            --     1,094,611            --
   Warrants issued for services               --           --        146,600           --            --            --       146,600
   Contribution of common stock          (63,848)          (6)             6           --            --            --            --
   Net proceeds from initial public
     offering                          1,150,000          115      5,390,526           --            --            --     5,390,641
   Re-incorporation in Delaware
     and change in par value                  --      (28,152)        28,152           --            --            --            --
   Dividends                                  --           --             --           --            --        (4,773)       (4,773)
   Conversion of redeemable
     common stock                         22,534            2        137,534           --            --            --       137,536
   Conversion of convertible
     notes and accrued interest          231,914           23      1,104,944           --            --            --     1,104,967
   Receivable from shareholder                --           --                    $(35,056)           --            --       (35,056)
                                      ----------     --------    -----------     --------     ---------   -----------   -----------

Balance, December 31, 1999             2,820,264          282      5,713,151      (35,056)           --    (2,447,123)    3,231,254
   Net loss                                   --           --             --           --            --    (4,628,809)   (4,628,809)
   Net proceeds from secondary
     public offering                   2,300,000          230      2,750,251           --            --            --     2,750,481
   Common stock issued for
     license agreement                    67,796            7         99,993           --                          --       100,000
   Common stock issued for
     services                             29,059            3        128,439           --     $ (32,000)           --        96,442
   Stock options issued for
     service                                  --           --        157,407           --      (157,407)           --            --
   Amortization of deferred
     compensation                             --           --             --           --       161,168            --       161,168
   Loan to shareholder, net                   --           --             --      (13,950)           --            --       (13,950)
                                      ----------     --------    -----------     --------     ---------   -----------   -----------

Balance, December 31, 2000             5,217,119     $    522    $ 8,849,241     ($49,006)    ($ 28,239)  ($7,075,932)  $ 1,696,586
                                      ==========     ========    ===========     ========     =========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

AdStar.com, Inc.
Statements of Cash Flows
For Each of the Three Years
in the Period Ended December 31, 2000
--------------------------------------------------------------------------------

                                                                           1998            1999             2000
                                                                           ----            ----             ----
Cash flows from operating activities:
   Net loss                                                             $ (69,023)     $(2,864,722)     $(4,628,809)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                         21,032           91,426          191,765
     Amortization of debt discount                                             --          137,536               --
     Amortization of license fees                                              --               --           16,666
     Stock based charges                                                       --          146,600          257,611
     Interest on convertible notes                                             --           54,967               --
     Gain on disposal of equipment                                             --               --           (1,882)
     Changes in assets and liabilities:
       Accounts receivable                                                (20,913)        (335,164)         233,333
       Prepaids and other assets                                            1,522         (104,376)          18,456
       Accounts payable                                                   104,371          950,886         (830,268)
       Accrued expenses                                                    78,248          286,830           89,451
       Deferred revenue                                                   (16,634)          72,344           58,304
                                                                        ---------      -----------      -----------

         Net cash provided by (used in) operating activities               98,603       (1,563,673)      (4,595,373)
                                                                        ---------      -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment                                     (40,532)        (406,126)      (1,354,799)
   Proceeds from disposal of equipment                                                                       11,974
   Shareholder note receivable                                                 --          (35,056)         (13,950)
                                                                        ---------      -----------      -----------

         Net cash used in investing activities                            (40,532)        (441,182)      (1,356,775)
                                                                        ---------      -----------      -----------

Cash flows from financing activities:
   Proceeds from equipment lease                                           15,000               --           68,303
   Increase to restricted cash                                                 --               --         (100,000)
   Proceeds from issuance of notes payable                                     --        3,000,000               --
   Proceeds from sale of stock                                                 --           26,300               --
   Net proceeds from initial and secondary public offerings                    --        5,390,641        2,750,481
   Repayment of note payable                                              (22,500)        (867,244)        (749,466)
   Principal repayments on capital leases                                  (3,203)          (6,833)         (12,664)
   Dividends paid                                                          (4,849)         (25,523)              --
                                                                        ---------      -----------      -----------

         Net cash from (used in) financing activities                     (15,552)       7,517,341        1,956,654
                                                                        ---------      -----------      -----------

         Net increase (decrease) in cash and cash equivalents              42,519        5,512,486       (3,995,494)
Cash and cash equivalents at beginning of period                           47,488           90,007        5,602,493
                                                                        ---------      -----------      -----------

Cash and cash equivalents at end of period                              $  90,007      $ 5,602,493      $ 1,606,999
                                                                        =========      ===========      ===========
Supplemental cash flow disclosure:
   Taxes paid                                                           $   6,052      $     6,300      $    12,300
   Interest paid                                                        $   4,518      $   139,092      $    80,860
Noncash investing and financing activities:
   Purchase of intangible assets, cancellation of an option and
     repayment of accrued liability by issuance of note payable         $      --      $   751,710      $        --
   Issuance of redeemable shares in connection with note payable               --          137,536               --
   Issuance of common stock for note receivable                            26,300               --               --
   Dividends declared                                                      20,750               --               --
   Conversion of notes payable and accrued interest to Common stock            --        1,104,967               --
   Purchase of license through issuance of Common stock                        --               --          100,000

The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                AdStar.com, Inc.

1.    Organization and Business

      AdStar.com, Inc. (the "Company") (formerly Ad-Star Services, Inc.) was incorporated in the State of New York on June 29, 1991 as an S-Corporation under the Internal Revenue Code. On August 31, 1999, the Company reincorporated in Delaware by merging the New York predecessor corporation into the Delaware corporation and issuing to each stockholder of the New York corporation, 25,303 common shares of the Delaware corporation with a par value of $0.0001 per share for each issued and outstanding share, no par value, of the New York corporation. On December 13, 1999, the Company authorized and implemented a five-for-nine reverse stock split. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split. Effective July 1, 1999, the Company converted from an S-Corporation to a C-Corporation. Had the accompanying statements of operations reflected a pro forma tax provision for all periods presented, based upon pre-tax income (loss), as if the Company had been subject to C-Corporation federal and state income taxes, the net income or loss would not have been materially different from that shown.

      The Company's principal business has been licensing proprietary software systems and supplying the related support and maintenance. The software system allows large commercial advertisers to directly enter classified advertisements into the publishing systems of the Company's customers, through modems on a dial-up basis. The Company's customers are principally located in the United States.

      In June, 1999, the Company commenced offering a one-stop marketplace on the World Wide Web for advertisers to buy classified ads. This service enables advertisers to plan, schedule, compose and purchase classified advertising from many print and on-line publishers, using one interface. The Company also offers a service whereby it will develop and manage a web-based classified ad-taking solution for clients.

      In December 1999, the Company completed its initial public offering and raised net proceeds of approximately $5,391,000, through the issuance of 1,150,000 units, consisting of one share and one warrant to purchase one share of the Company's common stock. The units traded for 30 days, after which the shares and warrants traded separately. In September 2000, the Company completed a secondary public offering and raised net proceeds of approximately $2,750,000, through the issuance of 2,300,000 shares of common stock.

2.    Basis of Presentation and Summary of Significant Accounting Policies

      Basis of Presentation and Management's Plan

      The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its present level of operations. The Company has incurred net losses of $69,023 in 1998, $2,865,000 in 1999 and $4,629,000 in 2000, has used cash in operations of $1,563,673 in 1999 and $4,595,000 in 2000. As of December 31, 2000, the Company has cash and cash equivalents of $1,607,000, and an accumulated deficit of $7,076,000.

      The Company has historically funded losses through issuances of common stock and through debt financing. As described in Note 9 - Subsequent Events, on February 16, 2001, the Company issued 593,483 of its common stock to satisfy a note, dated October 21, 1999, in payment of principal and accrued interest totaling $1,186,965, and on April 6, 2001, the Company entered into agreements to raise $400,000 through the issuance of 400,000 units (the "Units") comprising two shares of common stock and one warrant to purchase one share of common stock.

                          NOTES TO FINANCIAL STATEMENTS
                                AdStar.com, Inc.

      Based on the Company's current operating plans, management believes existing cash resources, including the proceeds from the sale of the Units, and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through December 31, 2001. Also, management's plans to attain profitability and generate additional cash flows include expansion of services and products to its customers, additional cost reductions and equity or debt financing. In January 2001, the Company further reduced its workforce from 36 to 23 and curtailed expenditures on additional web development except for specific targeted service offerings. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company's ability to achieve its intended business objectives.

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

      Restricted Cash

      Restricted cash is comprised of an interest bearing certificate of deposit held by a financial institution as security against credit card transactions used to purchase classified ads at non-partner publications on behalf of our customers.

      Concentration of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk are principally comprised of trade accounts receivable.

      For the year ended December 31, 1998, two different customers accounted for 9% and 12% of the Company's net revenues, respectively. As of December 31, 1998, three customers accounted for 53% of the Company's accounts receivable.

      For the year ended December 31, 1999, two different customers accounted for 6% and 9% of the Company's net revenues. As of December 31, 1999, four customers, in the aggregate, accounted for 51% of the Company's accounts receivable.

      For the year ended December 31, 2000, two different customers accounted for 10% and 11% of the Company's net revenues. As of December 31, 2000, six customers, in the aggregate, accounted for 59% of the Company's accounts receivable.

                          NOTES TO FINANCIAL STATEMENTS
                                AdStar.com, Inc.

      The majority of the Company's customers have historically consisted of newspapers and publishers of classified advertisements. The Company's customers on its Web site are classified advertisers.

      In October 2000, CareerBuilder.com acquired CareerPath.com, the Company's largest single source of revenue generated from Internet advertiser traffic. The Company had entered into an agreement with CareerPath.com in 1999, and for the years ended 1999 and 2000, 1% and 11%, respectively, of the Company's net revenues were generated from ads posted by advertisers on CareerPath. In December 2000, CareerBuilder entered into an 18 month consulting arrangement with the Company that will replace the transaction revenues on the Company's web site.

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

      Furniture and fixtures                7 years
      Computer equipment                    5 years
      Computer Software                     3 to 5 years
      Leasehold improvements                Shorter of useful life or lease term

      Maintenance and minor replacements are charged to expense as incurred while renewals and improvements are capitalized. Leasehold improvements are amortized over their estimated useful lives or the lives of the related leases, whichever is shorter.

      In March 2000, the Financial Accounting Standards Board's Emerging Issue Task Force ("EITF") issued EITF No. 00-2 "Accounting for Web Site Development Costs", which provides guidance with respect to capitalization of certain costs incurred in connection with web development activities. Accordingly, the Company capitalizes a portion of the labor costs associated with substantive web site development and enhancement. Labor costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the applications, which is 3 to 5 years. Capitalized costs are included in computer equipment and software.

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

                          NOTES TO FINANCIAL STATEMENTS
                                AdStar.com, Inc.

      Fair Value of Financial Instruments

      Cash and cash equivalents, accounts receivable, other assets, accounts payable, deferred revenue, notes payable and accrued expenses are carried at cost which approximates their fair value because of the short-term maturity of these instruments.

      Software Costs

      Costs to establish technological feasibility of software developed by the Company are charged to expense as incurred. Certain costs incurred subsequent to the achievement of technological feasibility are capitalized and amortized over the estimated useful life of the software in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". Through December 31, 2000, no such costs associated with the Company's historical software business have been capitalized. The Company has capitalized costs incurred to develop software which manages and processes transactions on the web site in accordance with EITF No. 00-02.

      Revenue Recognition

      The Company recognizes revenue from the sale of its software upon delivery and customer acceptance and when collection of the resulting receivable is probable. Maintenance, license fees and user support fees are recognized ratably over the period to which they relate. To the extent that customers make advance payments for installation fees, license fees, user support or maintenance fees, the amount received is deferred until the revenue has been earned. Revenues are recorded net of any discounts. For the years ended December 31, 1998, 1999, and 2000, software revenues totaled approximately $1,465,000, $1,286,000 and $1,093,000, respectively.

      The Company also sells hardware to certain customers to support the installation of its Ad-Star technology. The Company charges the customer a small mark-up on the cost of the hardware and recognizes revenue on delivery to the customer. For the years ended December 31, 1998, 1999 and 2000, sales of hardware totaled approximately $94,000, $132,000 and $82,000, respectively.

      In June 1999, the Company introduced a Web-based product which permits advertisers to plan, schedule, compose and purchase advertising from many print and on-line publishers. The Company recognizes revenues on a per-transaction basis, when the ad is placed through the Company's system and the collection from the advertiser of the resulting receivable is probable.

      In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB) No. 101, "Revenue Recognition" and in July 2000, the Emerging Issues Task Force ("EITF") issued EITF Abstract No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19") which provided further guidance to SAB 101 on revenue recognition in certain circumstances. Prior to the introduction of EITF 99-19 the manner in which the Company recognized revenues depended on the service sold. With respect to ads composed directly on the Company's Web site, and where the Company had a contract with the publisher to process the transactions and deliver the ads, the amount billed to the customer by the Company was recognized if, and when, the Company accepted the customer's ad and charged the customer's credit card. The customer was charged for the cost of the ad, which was then remitted to the publisher, less a transaction fee of up to 35% for the Company's service. The Company in these instances recognized revenue on the gross amount billed to the customer. Credit card and debit card processing fees and amounts remitted to the publisher on these transactions were recognized as a cost of sale. With respect to ads placed through the Company's Web site, and where the

                          NOTES TO FINANCIAL STATEMENTS
                                AdStar.com, Inc.

      Company had a contract with the publisher for delivery of the ads only, the publisher collected the revenues and remitted a transaction fee to the Company. In these instances, these net transaction fees were recognized when the ad was placed through the Company's system and the collection from a publisher of the resulting receivable was probable. In addition, where the Company created a private label site for a publisher, the Company would recognize revenue based on the amount received from the advertiser and remit the amount collected from the customer less transaction fees to the publisher. Following the introduction of the EITF 99-19, management believes that the Company is required to change the manner in which they recognize revenue from transactions on a gross basis to a net basis. Management now believes that under the provisions of EITF 99-19, the Company is in substance acting as an agent for the publisher and should recognize revenues on a net basis, based on the net transaction fees. In the fourth quarter of 2000, the comparative financial statements have been reclassified to reflect a net basis of presentation. The reclassification did not affect net loss for the periods presented. The impact on the Company's quarterly financial statements and prior period annual financial statements is summarized below:

                                                For the three-month periods ended
                      --------------------------------------------------------------------------------------
                            June 30, 1999               September 30, 1999            December 31, 1999
                      --------------------------    --------------------------    --------------------------
                          As                            As                            As
                      previously         As         previously         As         previously         As
                       reported     reclassified     reported     reclassified     reported     reclassified
                      (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)
                      -----------   ------------    -----------   ------------    -----------   ------------
Net revenues            374,441        347,261        431,250        335,907        472,851        364,051
Cost of revenues        290,269        263,089        330,963        235,620        292,346        183,546
                        -------        -------        -------        -------        -------        -------
Gross Margin             84,172         84,172        100,287        100,287        180,505        180,505
                        =======        =======        =======        =======        =======        =======
                                                For the three-month periods ended
                      --------------------------------------------------------------------------------------
                           March 31, 2000                  June 30, 2000              September 30, 2000
                      --------------------------    --------------------------    --------------------------
                          As                            As                            As
                      previously         As         previously         As         previously         As
                       reported     reclassified     reported     reclassified     reported     reclassified
                      (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)
                      -----------   ------------    -----------   ------------    -----------   ------------
Net revenues            570,730        391,848        621,364        321,338        776,985        360,420
Cost of revenues        486,612        307,730        530,018        229,992        621,325        204,760
                        -------        -------        -------        -------        -------        -------
Gross Margin             84,118         84,118         91,346         91,346        155,660        155,660
                        =======        =======        =======        =======        =======        =======
                                                      For the year ended
                                               ---------------------------------

                                                             1999
                                               ---------------------------------
                                                   As
                                               previously                As
                                                reported            reclassified
                                               (unaudited)           (unaudited)
                                               -----------          ------------
Net revenues                                    1,685,144             1,453,821
Cost of revenues                                1,113,126               881,803
                                                ---------             ---------
Gross Margin                                      572,018               572,018
                                                =========             =========

      The reclassification due to the change in accounting application from a gross basis to a net basis of revenue recognition had no effect on the 1998 annual financial statements and the quarterly financial statements for the three-month period ended March 31, 1999.

                          NOTES TO FINANCIAL STATEMENTS
                                AdStar.com, Inc.

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

      Advertising Costs

      The Company expenses the costs of advertising in the periods in which those costs are incurred. Advertising expense was approximately $58,800, $73,000 and $310,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

      For the years ended December 31, 1998, 1999 and 2000, diluted earnings
      (loss) per share does not include 0, 1,727,769 and 2,053,505 options and warrants to purchase common stock, as their inclusion is antidilutive.

      Comprehensive Income

      In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders. The Company has no other comprehensive income items and, accordingly, net income (loss) equals comprehensive income (loss) for all periods presented.

      Segment Reporting

                          NOTES TO FINANCIAL STATEMENTS
                                AdStar.com, Inc.

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

      Reclassifications

      Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

3.    Property and Equipment

      Property and equipment consisted of the following at December 31, 1999 and 2000:

                                                       1999            2000
                                                       ----            ----

      Computer equipment and software              $   564,018     $ 1,798,788
      Furniture and fixtures                            36,466         108,574
      Leasehold improvements                                --          27,848
                                                   -----------     -----------

                                                       600,484       1,935,210
      Less: Accumulated depreciation and
       amortization                                   (175,665)       (319,047)
                                                   -----------     -----------

      Net property and equipment                   $   424,819     $ 1,616,163
                                                   ===========     ===========

      Computer equipment and Furniture and Fixtures includes equipment held under capital leases of $22,000 and $50,000, respectively. Depreciation and amortization expense for the years ended December 31, 1998, 1999 and 2000 was approximately $21,000, $59,000 and $153,000, respectively. Accumulated depreciation and amortization includes amortization of computer equipment and furniture and fixtures held under capital leases of approximately $3,000, $10,000, and $7,400 for the years ended December 31, 1998, 1999 and 2000, respectively.

4.    Intangible Assets

      Intangible assets are comprised of the following at December 31:

                          NOTES TO FINANCIAL STATEMENTS
                                AdStar.com, Inc.

                                                       1999              2000
                                                       ----              ----

Cost                                                $ 195,343         $ 196,032
Less: Accumulated amortization                        (32,558)          (71,649)
                                                    ---------         ---------

                                                    $ 162,785         $ 124,383
                                                    =========         =========

      In March 1999, the Company purchased the technology, related intellectual property and software rights related to the AdStar technology for $752,000, which includes amounts owed to the seller of approximately $108,000. The Company formerly licensed these assets from the seller. As part of the transaction, the seller also sold its option to purchase 15% of the Company's common stock back to the Company. The net purchase price of approximately $643,000 has been allocated to the technology, related intellectual property and software rights and the option based on their relative fair values. The amount ascribed to the option of approximately $447,000 has been recorded as an increase to stockholders' deficit. The amount ascribed to the technology, related intellectual property and software rights of approximately $196,000 is being amortized over the estimated useful economic life of 5 years.

5.    Notes Payable

      At December 31, 1999 and 2000, notes payable consisted of the following:

                                                                1999          2000
                                                                ----          ----
Notes payable bearing interest at 10% per annum, payable
  semiannually; repaid in full in January 2000.              $   15,000    $       --

Note payable bearing interest at 10% per annum, repayable
  in monthly installments of $8,333 comprising principal
  and interest; repaid in full in January 2000.                 734,466            --

Note payable bearing interest at 6% per annum,
  due in full in October 2001.                                1,100,000     1,100,000
                                                             ----------    ----------
                                                              1,849,466     1,100,000

Less: Short-term portion                                        749,466     1,100,000
                                                             ----------    ----------

Notes payable, net of current portion                        $1,100,000    $       --
                                                             ==========    ==========

      On October 21, 1999, the parent company of Paulson Investment Company, the underwriter in the Company's initial public offering, Paulson Capital Corporation, lent the Company $1,100,000 evidenced by a promissory note due on October 21, 2001 bearing interest at 6% per annum payable at maturity. On February 16, 2001, the note and related accrued interest was converted to 593,483 shares of common stock.

      In September 1999, a proposed public offering of the Company's securities was declared effective but did not close. On October 21, 1999, in full settlement of the Company's claims, if any, against Paulson Investment Company, the representative of the underwriters in that offering, the Company received $500,000 for the reimbursement of expenses incurred in connection with

                          NOTES TO FINANCIAL STATEMENTS
                                AdStar.com, Inc.

      the offering. During the year ended December 31, 1999, the Company incurred approximately $672,000 of expenses related to the abandoned offering. The actual expenses incurred have been recorded net of the reimbursement in the statement of operations for the year ended December 31, 1999.

6.    Income Taxes

      Prior to June 30, 1999, the Company was taxed as an S-Corporation. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components for the Company's deferred taxes consisted of the following:

                                                       1999             2000
                                                       ----             ----

Deferred tax assets:
     Net operating loss carryforwards               $ 786,000       $ 2,385,000
     Depreciation and amortization                      8,000            19,000
     Deferred revenue                                  14,000            34,000
     Other                                            113,000            87,000
     Less: Valuation allowance                       (921,000)       (2,525,000)
                                                    ---------       -----------
         Net deferred tax asset                     $      --       $        --
                                                    =========       ===========

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

      As of December 31, 1999 and 2000, the Company has federal net operating loss carryforwards of approximately $2,124,000 and $6,212,000, respectively. As of December 31, 1999 and 2000, the Company has state net operating loss carryforwards of approximately $1,062,000 and $3,106,000, respectively. The federal and state net operating loss carryforwards will begin to expire in 2019 and 2004, respectively. The Company's ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs.

                          NOTES TO FINANCIAL STATEMENTS
                                AdStar.com, Inc.

      The provision for income taxes for the years ended December 31, 1999 and 2000 differs from the amount that would result from applying the federal statutory rate as follows:

                                                             1999         2000
                                                             ----         ----

Statutory regular federal income tax rate                   (34.0%)      (34.0%)
Change in valuation allowance                                37.5%        34.6%
State taxes, net of federal benefit                          (3.4%)       (3.3%)
Other                                                        (0.1%)        2.6%
                                                            -----        -----
                                                               --         (0.1%)
                                                            =====        =====

7.    Capitalization

      Preferred Stock

      Under the Company's certificate of incorporation, the Board of Directors is authorized, subject to certain limitations, to issue up to an aggregate of 5,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, with each series having different rights, preferences and designations relating to dividends, conversion, voting, redemption and other features. No shares of preferred stock had been issued at December 31, 1999 and 2000.

      Common Stock

      In November 2000, the Company entered into a one year license agreement with Eastman Kodak Company whereby the Kodak Picture Ready application will be integrated into AdStar's on-line classified ad placement service to permit classified advertisers to include digital images in on-line classified advertising. Under this agreement, the Company issued Eastman Kodak 67,796 shares of the Company's common stock, which were valued at $100,000. The cost is being amortized over the period of the license agreement.

      Stock Options

      In 1999, the Board of Directors adopted the 1999 Stock Option Plan (the "Plan") in order to attract and retain officers, other key employees, consultants and non-employee directors of the Company. An aggregate of 500,000 shares of common stock has been authorized for issuance under the Plan.

      The Plan provides for issuance of nonqualified and incentive stock options to officers, key employees, consultants and non-employee directors to the Company. Each nonqualified stock option shall have an exercise price not less than 100% of the fair value of the common stock on the date of grant, unless as otherwise determined by the committee that administers the Plan. Incentive stock options shall have an exercise price equal to or greater than the fair value of the common stock on the date of grant provided that incentive stock options granted to a 10% holder of the Company's voting stock shall have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date of grant. Each option generally has a term of five to ten years from the date of grant unless otherwise determined by the committee that administers the Plan. All options granted in 1999 and 2000 have a five-year term.

                          NOTES TO FINANCIAL STATEMENTS
                                AdStar.com, Inc.

      Upon the occurrence of a change in control, as defined in the Plan, each option granted under the Plan shall thereupon become fully vested and exercisable.

      The following table summarizes activity under the Plan for the years ended December 31, 1999 and 2000:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                             Shares      Price
                                                             ------     --------

Outstanding at December 31, 1998                                  --        --
   Granted                                                   327,768     $5.73
   Exercised                                                      --        --
   Forfeited                                                      --        --
                                                             -------     -----
Outstanding at December 31, 1999                             327,768     $5.73
   Granted                                                    83,044     $3.56
   Exercised                                                      --        --
   Forfeited                                                 (30,642)    $6.28
                                                             -------     -----
Outstanding at December 31, 2000                             380,170     $5.21
                                                             =======     =====
Options exercisable at December 31, 2000                     195,219     $5.41
Options available for future grant                           119,830
Weighted average fair value of options granted in 2000                   $2.01
Weighted average fair value of options granted in 1999                   $0.99

The following table summarizes information about stock options outstanding at December 31, 2000:

                                  Options Outstanding at                    Options Exercisable at
                                    December 31, 2000                          December 31, 2000
                       -------------------------------------------        --------------------------
                                         Weighted
                                          Average         Weighted                          Weighted
                        Number of        Remaining        Average          Number of        Average
   Range of              Shares         Contractual       Exercise           Shares         Exercise
Exercise Price         Outstanding      Life (years)        Price         Exercisable        Price
--------------         -----------      ------------        -----         -----------        -----
$0.00 - $2.99             48,675            4.75            $1.66                 0
$3.00 - $5.99            158,933            3.45            $4.85            99,382          $4.77
$6.00 - $7.20            172,562            3.85            $6.54            95,837          $6.52
                         -------                                            -------
                         380,170                                            195,219
                         =======                                            =======

      In January and February 2001, options to purchase 171,571 shares of common stock were granted to employees and options to purchase 193,761 shares of common stock were forfeited due to employment terminations.

                          NOTES TO FINANCIAL STATEMENTS
                                AdStar.com, Inc.

      Fair Value Disclosures

      Prior to the Company's initial public offering, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the Company's initial public offering, the fair value of each option grant was determined using the Black-Scholes option-pricing model. The Company calculated the fair value of each option granted on the date of grant using the minimum value method or Black-Scholes model as prescribed by SFAS No. 123 using the following assumptions:

                                                         Year Ended December 31,
                                                           1999         2000
                                                           ----         ----
Risk-free interest rate                                    5.5%         5.87%
Expected lives (years)                                     3.5          3.5
Dividend yield                                             0.0%         0.0%
Expected volatility                                        0.0%        75.0%

      The Company has adopted the disclosure only provisions of SFAS No. 123. If compensation cost associated with the Company's stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 123, the Company's net loss for 1999 and 2000 would have increased to the pro forma amounts indicated below:

                                                     Year Ended December 31,
                                                     1999              2000
                                                -------------     -------------
Net loss -            as reported               $  (2,864,722)    $  (4,628,809)
                      pro forma                    (2,942,893)       (4,751,684)

Loss per share -      as reported                      $(1.90)           $(1.34)
                      pro forma                        $(1.95)           $(1.38)

      Because additional stock options are expected to be granted each year the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

      Warrants

      During 1999, the Company granted to three individuals warrants to purchase an aggregate of 50,001 shares of common stock at an exercise price of $6.00 per share. 33,334 of the warrants expire on June 30, 2002 and 16,667 expire on December 15, 2002. The warrants are exercisable from the date of grant. The Company recorded a non-cash charge of $146,600 representing the deemed value of the warrants using the Black-Scholes option pricing model. In 2000, the Company granted to two directors warrants to purchase an aggregate of 33,334 shares of common stock at an exercise price of $1.66.

      In connection with the Company's initial public offering, the Company issued 1,150,000 warrants as part of the unit offering. The warrants have an exercise price of $7.20 per share until September 2000 and $9.00 per share thereafter. The warrants expire in December 2004. The Company may redeem the warrants for $0.25 per warrant commencing June 2000, if the closing price of the Company's stock is greater than or equal to $12.00 per share for 10 consecutive trading days. In addition, the underwriter received warrants to purchase 200,000 shares of common stock at an exercise price of $7.20.

                          NOTES TO FINANCIAL STATEMENTS
                                AdStar.com, Inc.

      In March 2000, the Company granted to a consultant warrants to purchase an aggregate 40,000 shares of common stock at an exercise price of $10.00 per share. The warrants expire in March 2005 and are exercisable upon vesting; 25,000 immediately, and 15,000 when the consultant achieves certain performance goals or, if not then vested, on the fifth anniversary of the date of grant, provided the consultant continues to furnish services to the Company. In connection with the 25,000 warrants, the Company recorded deferred compensation of $157,407 representing the fair value of the warrants using the Black-Scholes option-pricing model. For the year ended December 31, 2000, $131,168 of the deferred compensation had been charged to expense. The Company will record additional non-cash charges for the 15,000 warrants over the service period. To date, these costs have not been material.

      In connection with the Company's secondary public offering, the underwriter received warrants to purchase 200,000 shares of common stock at an exercise price of $1.80.

      The following table summarizes the outstanding warrants to purchase common stock at December 31, 2000:

        Number          Exercise Price               Expiration Date
      ---------         --------------               ---------------
         50,001             $ 6.00                   June 2002 - December 2002
         40,000             $10.00                   March 2005
      1,150,000             $ 9.00                   December 2004
        200,000             $ 7.20                   December 2004
         33,334             $ 1.66                   September 2005
        200,000             $ 1.80                   September 2005

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

      Shareholder receivable

      The Company had a loan outstanding to the President and Chief Executive Officer in the amount of $35,056, and $49,006 at December 31, 1999 and 2000, respectively. The loan bears interest at the prime rate and is secured by shares of the Company's common stock.

8.    Commitments and Contingencies

      Operating and Capital Lease Commitments

      The Company has certain noncancelable operating lease obligations for office space and equipment, and capital lease obligations for computer equipment and office furniture. The operating leases are for office space located in New York, California, and New Jersey and expire through November 2005. The leases contain certain escalation clauses based on certain charges that the landlords of the properties may incur over the base year, as defined in the lease agreements.

                          NOTES TO FINANCIAL STATEMENTS
                                AdStar.com, Inc.

      Future minimum lease payments under the noncancelable operating and capital leases as of December 31, 2000 are as follows:

  Years Ending                                         Operating        Capital
  December 31,                                          Leases           Leases
  ------------                                          ------           ------
     2001                                              $175,317        $ 21,108
     2002                                               176,850          21,108
     2003                                               253,088          21,108
     2004                                               250,696           9,229
     2005                                                73,828              --
                                                       --------        --------

        Total minimum obligations                      $929,779          72,553
                                                       ========

Less: Amounts representing interest                                     (11,950)

Present value of minimum obligations                                     60,603
Less: Current portion                                                   (15,009)
                                                                       --------
Non-current portion                                                    $ 45,594
                                                                       ========

      Rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $50,600, $78,100 and $223,700, respectively, including month-to-month rentals. Through June 1999, the Company subleased a portion of its office space to a third party on a month-to-month basis. For the years ended December 31, 1998, 1999 and 2000, the Company received approximately $15,900, $7,600 and $0, respectively, of sublease income. Beginning in March 2001, the Company entered in an agreement to sub-lease a portion of its office space to a third party for $10,750 per month for an 18-month period.

      Employment Agreements

      In July 1999, the Company entered into employment agreements with two officers of the Company. The agreements provide for base salaries of $200,000 per annum effective upon the closing of a qualified initial public offering and certain fringe benefits and are effective through June 30, 2002. The agreements provide that on termination of employment by the Company without cause, or by the employee for good reason, the Company is obligated to pay severance costs based on the higher of the remaining term of the agreement or 12 months.

      License Agreement

      In April 1996, the Company entered into an exclusive license agreement with a software company that developed the facsimile technology available as a feature within the Company's historical software product. This agreement provides that the Company pays royalties of up to 50% of net revenues generated by the Company on license fees, implementation fees and maintenance fees. This agreement is for an initial term of 20 years, though it can be terminated by the Company upon six months' notice or by the software company in certain circumstances. For the year ended December 31, 1998, 1999 and 2000, the Company paid royalties of approximately $140,000, $17,000 and $57,000, respectively.

                          NOTES TO FINANCIAL STATEMENTS
                                AdStar.com, Inc.

9.    Subsequent Events

      On February 16, 2001, the Company issued 593,483 of its authorized but unregistered shares of its common stock to satisfy a Note, dated October 21, 1999, payable to Paulson Capital Corporation in payment of principal and accrued interest totaling $1,186,965.

      On April 6, 2001, the Company entered into an agreement for the sale, in the aggregate, of 400,000 units at a price of $1.00 per unit. Each unit comprises two shares of the Company's authorized but unregistered common stock and one warrant to purchase an additional share of common stock at a per share price of the higher of $1.00 or 110% of the closing price of Common Stock on April 6, 2001. The warrants expire on April 5, 2006 and have anti-dilution protection against capital changes.

                                ADSTAR.COM, INC.
                                   EXHIBITS TO
                          ANNUAL REPORT ON FORM 10-KSB
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2000