Form 10QSB
period 2001-03-31
ADSTAR COM INC
filed 2001-05-15
CIK 1091599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 001-15363

                                AdStar.com, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                      22-3666899
  ------------------------------               ---------------------------------
  State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

        4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292
                    (Address of principal executive offices)

                                 (310) 577-8255
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2001 the Issuer had outstanding 6,630,830 shares of its common stock, including 37,278 shares issuable pursuant to the vendor compensation plan.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                 March 31, 2001
                                                                       PAGE
PART I -- FINANCIAL INFORMATION

      Item 1. Interim Consolidated Financial Statements
              (Unaudited)

                  Balance Sheet -March 31, 2001                          3

                  Statements of Operations
                  For the Three-Month Periods
                  Ended March 31, 2000 and 2001                          4

                  Statements of Cash Flows
                  For the Three-Month Periods Ended
                  March 31, 2000 and 2001                                5

                  Notes to Interim Financial Statements                  6

      Item 2. Management's Discussion and Analysis or Plan of Operation  9

PART II -- OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds                  14

SIGNATURES                                                               15

AdStar.com, Inc.
Balance Sheet
March 31, 2001 (unaudited)

Assets
Current assets:
   Cash and cash equivalents                                                 $    710,613
   Restricted cash                                                                100,000
   Accounts receivable, net of allowance for
         doubtful accounts of $73,000                                             339,760
   Prepaid and other current assets                                               133,248
                                                                             ------------
                Total current assets                                            1,283,621

Property and equipment, net                                                     1,677,416
Intangible assets, net                                                            114,581
Other assets                                                                       29,812
                                                                             ------------

          Total assets                                                       $  3,105,430
                                                                             ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                          $    338,189
   Accrued expenses                                                               168,529
   Deferred revenue                                                               337,748
   Capital lease obligations                                                        4,936
                                                                             ------------
                Total current liabilities                                         849,402


Capital lease obligations                                                          12,403
                                                                             ------------
                Total liabilities                                                 861,805

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $0.0001; authorized 5,000,000 shares;
      none issued and outstanding                                                      --
   Common stock, par value $0.0001; authorized 10,000,000 shares;
      issued and outstanding 5,826,363 shares at March 31, 2001                       583
   Additional paid-in capital                                                  10,044,396
   Shareholder receivable                                                         (46,756)
   Accumulated deficit                                                         (7,754,598)
                                                                             ------------
                Total stockholders' equity                                      2,243,625
                                                                             ------------

          Total liabilities and stockholders' equity                         $  3,105,430
                                                                             ============

The accompanying notes are an integral part of these interim financial statements.

AdStar.com, Inc
Statements of Operations
For the three-month periods
Ended March 31, 2000 and 2001 (unaudited)


                                                  Three months ended
                                                       March 31,
                                             ----------------------------
                                                 2000              2001
                                             -----------       -----------
Revenues                                     $   391,848       $   440,243
Cost of revenues                                 307,730           175,152
                                             -----------       -----------

   Gross profit                                   84,118           265,091

Selling expenses                                 245,143           167,674
Administrative expenses                          528,226           575,509
Development expenses                             300,465           202,443
                                             -----------       -----------

   Loss from operations                         (989,716)         (680,535)

Interest income
(expense), net                                    19,177             3,401
                                             -----------       -----------

   Loss before taxes                            (970,539)         (677,134)

Provision for income
taxes                                              2,790             1,532
                                             -----------       -----------

   Net loss                                  $  (973,329)      $  (678,666)
                                             ===========       ===========

Loss per share -- basic
and diluted                                  $     (0.34)      $     (0.12)

Weighted average number
of shares -- basic and diluted                 2,827,196         5,510,599

The accompanying notes are an integral part of these interim financial statements.

AdStar.com, Inc.
Statements of Cash Flows
For the three-month periods ended March 31, 2000 and 2001 (unaudited)


                                                                             2000              2001
                                                                         -----------       -----------
Cash flows from operating activities:
   Net loss                                                              $  (973,329)      $  (678,666)
   Adjustments to reconcile net loss to net cash used
      in operating activities
           Depreciation and amortization                                      37,483            70,991
           Stock-based charges                                                62,069            36,489
           Loss on disposal of fixed assets                                       --            16,833
           Changes in assets and liabilities:
              Accounts receivable                                            238,410          (112,616)
              Prepaid and other assets                                       (73,228)           26,159
              Accounts payable                                              (687,707)           39,642
              Accrued expenses                                              (226,150)         (287,373)
              Deferred revenue                                               (15,130)          172,444
                                                                         -----------       -----------
    Net cash used in operating activities                                 (1,637,582)         (716,097)

Cash flows from investing activities:
   Purchase of property and equipment                                       (115,091)         (164,937)
   Proceeds from disposal of fixed assets                                         --            25,661
   Repayment of shareholder note receivable                                       --             2,250
                                                                         -----------       -----------
        Net cash used in investing activities                               (115,091)         (137,026)

Cash flows from financing activities:
   Repayment of notes payable                                               (749,466)               --
   Principal repayments on capital leases                                     (1,709)          (43,263)
                                                                         -----------       -----------
        Net cash used in financing activities                               (751,175)          (43,263)
                                                                         -----------       -----------

        Net decrease in cash and cash equivalents                         (2,503,848)         (896,386)

Cash and cash equivalents at beginning of period                           5,602,493         1,606,999
                                                                         -----------       -----------

Cash and cash equivalents at end of period                               $ 3,098,645       $   710,613
                                                                         ===========       ===========

Supplemental cash flow disclosures:
      Taxes paid                                                               5,819             3,767
      Interest paid                                                            8,360             2,073
Non cash investing and financing activities
   Repayment of note payable and accrued interest
      with common stock                                                           --         1,186,965

The accompanying notes are an integral part of these interim financial statements.

AdStar.com, Inc.
Notes To Interim Financial Statements
(Unaudited)

1.    General

      The interim financial statements for AdStar.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and
      Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.    Summary of Significant Accounting Policies

      Concentration of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at times, cash balances held in financial institutions are in excess of FDIC insurance limits.

      For the three months ended March 31, 2001 and 2000, no customer accounted for 10% of the Company's revenues. At March 31, 2001 three customers in the aggregate accounted for 27% of the Company's accounts receivable. The majority of the Company's customers have historically consisted of newspapers and publishers of classified advertisements.

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

      In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB) No. 101, "Revenue Recognition" and in July 2000, the Emerging Issues Task Force ("EITF") issued EITF Abstract No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19") which provided further guidance to SAB 101 on revenue recognition in certain circumstances. Prior to the introduction of EITF 99-19 the manner in which the Company recognized revenues depended on the service sold. With respect to ads composed directly on the Company's web site, and where the Company had a contract with the publisher to process the transactions and deliver the ads, the amount billed to the customer by the Company was recognized if, and when, the Company accepted the customer's ad and charged the customer's credit card. The customer was charged for the cost of the ad, which was then remitted to the publisher, less a transaction fee of up to 35% for the Company's service. The Company in these instances recognized revenue on the gross amount billed to the customer. Credit card and debit card processing fees and amounts remitted to the publisher on these transactions were recognized as a cost of sale. With respect to ads placed through the Company's web site, and where the Company had a contract with the publisher for delivery of the ads only, the publisher collected the revenues and remitted a transaction fee to the Company. In these instances, these net transaction fees were recognized when the ad was placed through the Company's system and the collection from a publisher of the resulting receivable was probable. In addition, where the Company created a private label site for a publisher, the Company would recognize revenue based on the amount received from the advertiser and remit the amount collected from the customer less transaction fees to the publisher. Following the introduction of the EITF 99-19, management believes that the Company is required to change the manner in which they recognize revenue from transactions on a gross basis to a net basis. Management now believes that under the provisions of EITF 99-19, the Company is in substance acting as an agent for the publisher and should recognize all transaction revenues on a net basis, based on the net transaction fees. In the fourth quarter of 2000, the comparative financial statements were reclassified to reflect a net basis of presentation.

      The reclassification did not affect net loss for the periods presented. The impact on the Company's quarterly financial statements for the three-month period ended March 31, 2000 is summarized below:

                                         For the three-months ended
                                       -------------------------------

                                               March 31, 2000
                                       -------------------------------
                                         As previously
                                           reported     As reclassified
                                          (unaudited)     (unaudited)
                                        --------------- ---------------
               Net revenues                    570,730        391,848
               Cost of revenues                486,612        307,730
                                        --------------  -------------
               Gross Margin                     84,118         84,118

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

      For the three months ended March 31, 2000 and 2001, diluted earnings
      (loss) per share does not include 1,772,362 and 1,925,976 options and warrants to purchase common stock as their inclusion would be antidilutive.

      Reclassifications

      Certain reclassifications have been made to prior period amounts to conform with current period presentation.

3.    Notes Payable

      On February 16, 2001, the Company issued 593,483 of its authorized but unregistered shares of common stock in payment of principal and accrued interest totaling $1,186,965 to satisfy a Note, dated October 21, 1999, payable to Paulson Capital Corporation.

4.    Subsequent Event

      On April 6, 2001, the Company sold 400,000 units at a price of $1.00 per unit. Each unit comprises two shares of the Company's authorized common stock and one warrant to purchase an additional share of common stock at $1.07 per share. The warrants expire on April 5, 2006 and have anti-dilution protection against capital changes.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this quarterly report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and are subject to the "Risk Factors" included in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2000 and in our registration statement on form SB-2 filed with the Securities and Exchange Commission on September 25, 2000. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

      The results of the first quarter 2001 have been encouraging and serve to confirm that we are developing a viable business plan that exploits our proprietary software products, extensive industry knowledge, and unique position within the marketplace. We have begun to see an increase to our fee-based revenues from our Application Service Provider ("ASP") product, as we continue the process of re-positioning our products that we began in the fourth quarter of 2000. We are continuing to critically evaluate our products, their profit contributions, and feasible benefits to customers and potential customers. During the first quarter 2001, a total of 16,000 transactions were processed through our web site generating gross billings in excess of $1,318,000. For the similar quarter in 2000, a total of 6,500 transactions were processed through our web site generating gross billings in excess of $564,000. During the quarter, we focused our efforts on re-positioning our products and began to communicate the benefits of these products to the print and on-line publication industry. In addition, we have judiciously reviewed our overhead structure and expenses to develop cost saving initiatives, stream-line operations, and eliminate non-essential expenditures. We believe that we are just beginning to see the benefit of these activities.

Description of Business

      Over the last two years we have designed, developed and marketed Advertise123.com, a one-stop marketplace on the web for advertisers to buy classified ads. We enable advertisers to plan, schedule, compose and purchase classified advertising from over 120 print and on-line publishers, using one simple interface. Our service permits advertising agencies ("professional advertisers") and the general public, to create and submit to one or many publishers any number of ads, 24 hours a day, seven days a week, using any recognized web browser. In 1999 we began a transition from a software tools provider to an Internet marketplace for print and on-line classified advertising. We received our first transaction fees from Internet business in June 1999 with one on-line publication available on the site. At the end of 1999, we had five print and one on-line publication available on the site. At the end of the first quarter 2001, we had over 280 print publications and newspaper networks and 30 on-line publications available on the site. In October 2000, we achieved our target coverage in the top 100 designated market areas
(DMAs) in the US. In addition, in 1999 and 2000, we powered approximately $550,000 and $4,383,000, respectively, of classified advertising through our classified advertising marketplace, Advertise123.com, and private-label ad-taking sites built and powered by us.

      Advertise123.com, our web portal, is an outgrowth of our historical business as the largest provider of remote entry for classified ads into newspapers in the United States. Our historical business enables professional advertisers to electronically input, format and price ads. It is based on a software system that we developed which is currently installed on computers used by over 45 newspapers and more than 1,400 advertising agency and advertiser locations. Using this system, we have become the largest provider of remote entry for classified ads into newspapers in the United States. We estimate that in 2000, more than $300 million of classified ads were placed using our historical system. We believe we have enjoyed a leadership position in our historical business because of the extremely difficult process of properly formatting, pricing and scheduling an ad and finding a way to send this ad to a print classified system without seriously impeding the processing demands of both the automated systems and human processes involved.

      The web-based services that we have developed permit us to enhance our service to publishers and professional advertisers while at the same time allowing us to expand our market to include the general public. For publishers, the web-based ASP offers them the ability to generate incremental revenue through their web sites. As an ASP, we contract with publishers to design, implement, host, and manage the on-line ad-taking capabilities of their web sites. We provide all the technical and application expertise, support, and security measures that the publisher needs to get an application up and generating revenue for them in a short time. For professional advertisers, our web-based service broadens substantially the range of publishers accessible through our system while continuing to support the direct access provided by our historical business. For the general public, our web-based system offers a complete, interactive and easy to use method to plan, schedule, compose, price and pay for ads in a broad range of print and on-line publications.

      We are now focusing our resources in the areas we believe will provide the greatest short-term revenue opportunities. We feel that offering the web-based software engine that we developed for our portal, on a "private label" basis, to print publications offers a great opportunity to generate additional revenue. This product is being offered as an ASP, and will host and manage web-based classified ad-taking for major metropolitan newspapers. This product is a private label version of Advertise123.com for individual publications and will allow these publications to generate revenue from their web sites.

      Prior to the development of our web business, revenues had been generally sufficient to support our historic business. In developing our web-based system we began to incur expenses in 1998 that could not be offset by the revenues generated by our historic business. These expenses caused us to incur losses in 1998, 1999, 2000 and first quarter, 2001. Our future success is dependent upon our ability to substantially grow revenues to the point where we can fund the current level of operations. To this end, our plans include expanding the products and services offered to our customers by building on our (i) proprietary software processes, (ii) established customer relations, and (iii) unique position within the industry. We feel that there is significant opportunity to increase revenues by offering the web software and customer support services that we had initially developed for ourselves, to print publications.

      In addition to actively developing new revenue sources, we have also reduced our operating costs and significantly curtailed any capital investments during 2001. In January 2001, we further reduced our workforce from 36 to 23, as we continue to decrease expenditures associated with developing new web-based products. We have further reduced expenditures on additional web development except for targeted service offerings. We expect to become profitable by December 2001; however there can be no assurance that we will be successful in these plans.

Results of Operations

The following table sets forth the results of operations expressed as a percentage of revenues:

                                          Three months ended
                                              March 31,
                                          ------------------
                                           2000        2001
                                          -----       -----

Revenues                                    100%        100%
Cost of revenues                             79%         40%
                                          -----       -----
   Gross profit                              21%         60%

Selling expense                              63%         38%
Administrative expenses                     135%        131%
Development expenses                         77%         46%
                                          -----       -----
   Loss from operations                    -253%       -155%

Interest income (expense)                     5%          1%
                                          -----       -----
  Loss before taxes                        -248%       -154%

Provision for income taxes                    1%         --
                                          -----       -----
   Net loss                                -248%       -154%

Three-Month Periods Ended March 31, 2001 and 2000

REVENUES. Net revenues for the first quarter 2001 increased 12% to $440,000 compared to first quarter 2000 net revenues of $392,000. This increase resulted from growth in the number of publications utilizing our remote ad entry software services and web-based infrastructure, offset by a decline in revenue received from completed new software installations. Our fee-based revenues grew 46% to $333,000 during the first quarter 2001, from $228,000 in the first quarter 2000. This includes $28,000 in revenue from our new web-based ad-taking ASP product that we launched during the first quarter 2001. During 2000, we reallocated resources away from building our software service business because we had shifted our focus to expanding and promoting our web portal business. Consequently, revenue from completed software installations was down 44% during the first quarter 2001 to $83,000 from $148,000 in the first quarter 2000. We expect that revenue from our fee-based ASP product will continue to increase as we increase the number of papers for which we manage their web-based ad taking function and as transaction volumes on those web sites increase.

COST OF REVENUES. Cost of revenue consists primarily of the costs to configure and install the AdStar software into the publishing systems of newspapers, costs to configure end-user software for the newspaper's advertiser clients, cost to install our web-based ad-taking software, costs associated with operating our web site and web-based products, and costs to provide customer training and end-user support. These costs decreased to approximately $175,000 for the first quarter of 2001 compared with $308,000 for the first quarter 2000. Our Gross Margin increased to 60% during the first quarter 2001, from 21% during the first quarter 2000. This large decrease in cost of revenue resulted from reduced staffing levels and a decrease in royalty expense. We were able to reduce staffing levels by streamlining the web-based ad-taking software, automating several processes that had been manually performed during the first quarter 2000, and instituting operating efficiencies for software installation. Personnel expenses associated with costs of revenue decreased 38% to $120,000 during the first quarter 2001, from $193,000 for the first quarter 2000. Royalty expense decreased 88% to $7,000 during the first quarter 2001 from $56,000 during the first quarter 2000 due to the software installation product mix. Given our current level of web automation, we will be able to manage significantly greater transaction volumes with limited increases to our current staffing levels. Accordingly, we expect a corresponding increase to our gross margin as our revenues increase.

SELLING EXPENSE. Selling expense consists primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost for business development. Selling expense decreased during the first quarter 2001 32% to $168,000 from $245,000 during the first quarter 2000. As a result of staff reductions, the personnel related expenses decreased 16% to $146,000 during the first quarter 2001 from $173,000 for the first quarter 2000. Direct charges decreased 69% to $22,000 during the first quarter 2001 from $72,000 during the first quarter 2000. Direct charges consisted mainly of print and on-line advertising. The significant decrease is a direct result in our shift in product line emphasis. As our selling focus is no longer on our web portal business, we no longer target our advertising and promotions towards the general public. Consequently, direct advertising and promotional costs decreased significantly during the first quarter, because we are able to focus our advertising efforts on activities that target the publishing trade.

ADMINISTRATIVE EXPENSES. Administrative expense consists primarily of the cost of executive, administrative, technical operations, accounting and finance personnel. Administrative expenses increased 9% during the first quarter 2001 to $576,000 from $528,000 during the first quarter 2000. Personnel related expenses incurred during the first quarter 2001 stayed flat as compared with the first quarter 2000. During the first quarter 2001, we incurred approximately $50,000 in one-time expenses related to staff reductions. We expect that administrative expenses will be lower during the remainder of 2001.

DEVELOPMENT EXPENSES. Development expenses consist of expenses to identify functional requirements, to create content and to populate databases for our Advertise123.com Web site and the private label sites, and to plan, identify and conceptually design the required technical infrastructure. The costs consist primarily of personnel related expenses for technical and design personnel and consultants. Development expense for the first quarter 2001 decreased 33% to $202,000 from $300,000 during the first quarter 2000. The overall decrease resulted from our shift in focus from performing the conceptual design and feasibility for new functionality to performing site maintenance and routine fixes. The personnel related expenses increased during the first quarter 2001 63% to $200,000 from $123,000 during the first quarter 2000. The remaining expense in 2000 related to the cost of outside consultant, which are no longer utilized. We eliminated the use of design consultants in the third quarter of 2000, and instead have hired technical staff who are able to perform the same functions, as needed, at a reduced cost, as well as perform the maintenance and routine fixes required by the web site.

INTEREST INCOME (EXPENSE), NET. Interest income decreased 68% during the first quarter 2001 to $14,000 from $44,000 during the first quarter 2000. This decrease is attributable to AdStar having less excess cash available to invest in short-term time deposits and money market accounts at commercial banks, as well as a reduction in short-term interest rates. Interest expense decreased 56% during the first quarter 2001 to $11,000 from $25,000 during the first quarter 2000. This decrease resulted from retiring the 6% $1,100,000 note payable through issuing common stock in February 2001.

Liquidity and Capital Resources

As of March 31, 2001, we had cash and cash equivalents of approximately $711,000. Net cash used in operations was approximately $716,000 for the first quarter 2001 compared with $1,638,000 for the comparable 2000 period. The favorable difference is due primarily to a smaller net loss from operations during the first quarter 2001, combined with an increase in deferred revenue during the first quarter 2001. To alleviate this cash stortage, in April 2001, we raised $400,000 through the private placement discussed below. Also during the first quarter of 2000, cash of $688,000 was used to reduce accounts payable and accrued expenses largely attributable to the costs related to our initial public offering completed in December 1999. Net cash used in investing activities increased to $137,000 in the first quarter 2001 compared with $115,000 in the same period in 2000. These expenditures, for computer equipment purchases and the development of increased functionality for our online business and web site infrastructure, were partially offset by the proceeds from a sale of excess office furniture. Net cash used in financing activities was approximately $43,000 during the first quarter 2001 compared to $751,000 in the comparable period in 2000. The activity in the first quarter of 2001 reflects $43,000 in repayment of the equipment financing. In January 2000, the Company paid in full a note in the principle amount of $749,466 bearing interest at 10% per annum.

In November, we announced that we were taking steps to reduce our monthly burn rate (revenues less total cash expenditures) to $150,000 by the end of first quarter 2001. We achieved this in March 2001. As part of this cost reduction program, we reduced our workforce from a high of 51 individuals in November 2000 to 23 individuals by February 2001. In addition, we sub-let office space and instituted other measures to reduce expenditures. By generating increased revenue from our new ASP product, we plan to further reduce our monthly burn rate though the second and third quarters of 2001 and expect to be generating positive monthly cash flow by December 2001.

Subsequent to the end of the quarter, on April 6, 2001, the Company sold 400,000 units, at a price of $1.00 per unit, to 4 accredited investors. Each unit comprises two shares of the Company's authorized but unregistered common stock and one warrant to purchase an additional share of common stock at a per share price of $1.07. The warrants expire on April 5, 2006 and have anti-dilution protection against capital changes. The common stock issued as part of the units sold was exempt from registration, as it was a nonpublic offering made pursuant to Section 4(2) of the Act.

We expect that as we re-focus our near-term sales effort to take advantage of our position as an ASP in the classified advertising industry, our revenues will trend upward. Additionally, by monitoring our costs closely, we expect our available funds, combined with the cash generated from operations, will be sufficient to meet our anticipated working capital needs through the next twelve months. We cannot guarantee, however, that the assumed increases in revenue will occur in a timely manner nor that we will be able to contain our costs in accordance with our plans. Adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material and adverse effect on our financial position, results of operations and cash flows.

                                     PART II

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

      The Company established a vendor compensation plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 200,000 shares are available for issuance. In the three-month period ended March 31, 2001, 13,133 shares were issued to vendors under the plan relying upon the exemption under section 4(2) of the Securities Act of 1933 and which represented compensation for the period of $9,650. The vendors have taken the shares for investment.

      On February 16, 2001, the Company issued 593,483 of its authorized but unregistered shares of its common stock to satisfy a Note, dated October 21, 1999, payable to Paulson Capital Corporation in payment of principal and accrued interest totaling $1,186,965. The issuance was exempt from registration, by reason of it being a nonpublic offering, made pursuant to Section 4(2) of the Act.

On April 6, 2001, the Company sold 400,000 units at a price of $1.00 per unit, to 4 accredited investors. Each unit comprises two shares of the Company's authorized but unregistered common stock and one warrant to purchase an additional share of Common Stock at a per share price of $1.07. The warrants expire on April 5, 2006 and have anti-dilution protection against capital changes. The common stock issued as part of the units sold was exempt from registration, as it was a nonpublic offering, made pursuant to Section 4(2) of the Act.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 AdStar.com, Inc.
                                       ----------------------------------
                                                   (Registrant)

                                           /s/  LESLIE BERNHARD
                                       ----------------------------------
Date       May 14, 2001                         President & CEO
    ---------------------------
                                           /s/  CRIS HOPKINS
                                       ----------------------------------
                                                Vice President, Finance
                                                (chief finance and accounting
                                                officer)
Date       May 14, 2001
    ---------------------------