Form 10QSB
period 2001-06-30
ADSTAR COM INC
filed 2001-08-14
CIK 1091599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 333-90649

                                  AdStar, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                              22-3666899
  -------------------------------          ---------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

        4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292
                    (Address of principal executive offices)

                                 (310) 577-8255
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2001 the Issuer had outstanding 6,653,048 shares of its common stock.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                  June 30, 2001

                                                                            PAGE
PART I - FINANCIAL INFORMATION

     Item 1. Interim Consolidated Financial Statements
             (Unaudited)

               Balance Sheet-June 30, 2001                                     3

               Statements of Operations
               Three-Month and Six-Month Periods
               Ended June 30, 2000 and 2001                                    4

               Statements of Cash Flows
               Six-Month Periods Ended
               June 30, 2000 and 2001                                          5

               Notes to Interim Financial Statements                           6

     Item 2. Management's Discussion and Analysis or Plan of Operation         9

PART II - OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds                        15

     Item 4. Submission of Matters to a vote of Security Holders              15

     Item 6. Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                    16

AdStar, Inc.
Balance Sheet
As of June 30, 2001 (unaudited)

Assets

Current assets:
   Cash and cash equivalents                                          $    640,522
   Restricted cash                                                         100,000
   Accounts receivable, net of allowance for
     doubtful accounts of $20,000                                          439,004
   Prepaid and other current assets                                        131,531
                                                                      ------------
                Total current assets                                     1,311,057

Property and equipment, net                                              1,857,338
Intangible assets, net                                                     105,743
Other assets                                                                29,812
                                                                      ------------

     Total assets                                                     $  3,303,950
                                                                      ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                   $    387,338
   Accrued expenses                                                        249,144
   Deferred revenue                                                        381,804
   Capital lease obligations                                                 4,858
                                                                      ------------
        Total current liabilities                                        1,023,144

Capital lease obligations                                                   11,132
                                                                      ------------
        Total liabilities                                                1,034,276

Commitments and contingencies                                                   --

Stockholders' equity:
   Preferred stock, par value $0.0001; authorized 5,000,000 shares;
      none issued and outstanding                                               --
   Common stock, par value $0.0001; authorized 10,000,000 shares;
      issued and outstanding 6,647,776 shares at June 30, 2001                 665
   Additional paid-in capital                                           10,427,678
   Shareholder receivable                                                  (46,351)
   Accumulated deficit                                                  (8,112,318)
                                                                      ------------

        Total stockholders' equity                                       2,269,674
                                                                      ------------

     Total liabilities and stockholders' equity                       $  3,303,950
                                                                      ============

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc.
Statements of Operations
For the three-month and six-month periods
Ended June 30, 2000 and 2001 (unaudited)

                                                        Three months ended                   Six months ended
                                                             June 30,                            June 30,
                                                   -----------------------------       -----------------------------
                                                      2000               2001              2000              2001
                                                   -----------       -----------       -----------       -----------
Revenues                                           $   321,338       $   531,551       $   713,186       $   971,794
Cost of revenues                                       229,992           196,495           537,723           371,647
                                                   -----------       -----------       -----------       -----------

  Gross profit                                          91,346           335,056           175,463           600,147

Selling expenses                                       309,678           170,255           554,821           337,929
Development costs                                      460,339            91,407           760,804           293,850
Administrative expenses                                643,480           446,160         1,174,295         1,021,669
                                                   -----------       -----------       -----------       -----------

  Loss from operations                              (1,322,151)         (372,766)       (2,314,457)       (1,053,301)

Interest income (expense), net                          13,120            15,564            32,297            18,965
                                                   -----------       -----------       -----------       -----------

  Loss before taxes                                 (1,309,031)         (357,202)       (2,282,160)       (1,034,336)

Provision for income taxes                                 200               518               400             2,050
                                                   -----------       -----------       -----------       -----------

  Net loss                                         $(1,309,231)      $  (357,720)      $(2,282,560)      $(1,036,386)
                                                   ===========       ===========       ===========       ===========

Loss per share - basic and diluted                 $     (0.46)      $     (0.06)      $     (0.81)      $     (0.17)

Weighted average number of shares - basic and
diluted                                              2,832,150         6,269,210         2,829,673         6,050,754

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc.
Statements of Cash Flows
For the six-month periods ended June 30, 2000 and 2001 (unaudited)

                                                                               2000              2001
                                                                           -----------       -----------
Cash flows from operating activities:
     Net loss                                                              $(2,282,560)      $(1,036,386)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                                           80,656           147,188
        Stock based charges                                                    136,922            54,520
        Loss on disposal of fixed assets                                            --            16,833
        Changes in assets and liabilities:
         Accounts receivable                                                   272,780          (153,653)
         Prepaids and other assets                                              (5,775)           35,548
         Accounts payable                                                     (859,247)           88,791
         Accrued expenses                                                     (211,717)         (206,758)
         Deferred revenue                                                      (29,531)          148,776
         Interest payable                                                       45,532                --
                                                                           -----------       -----------
         Net cash used in operating activities                              (2,852,940)         (905,141)
                                                                           -----------       -----------
Cash flows from investing activities:
     Purchase of property and equipment                                       (402,041)         (412,217)
     Proceeds from disposal of fixed assets                                         --            25,661
     Repayment of shareholder note receivable                                       --             4,500
                                                                           -----------       -----------
         Net cash used in investing activities                                (402,041)         (382,056)
                                                                           -----------       -----------
Cash flows from financing activities:
     Proceeds from leasing of property and equipment                            68,303                --
     Net proceeds from sale of stock                                                --           365,333
     Repayment of note payable                                                (749,466)               --
     Principal repayments on capital leases                                     (3,358)          (44,613)
                                                                           -----------       -----------
        Net cash from (used in) financing activities                          (684,521)          320,720
                                                                           -----------       -----------
        Net increase (decrease) in cash and cash equivalents                (3,939,502)         (966,477)
        Cash and cash equivalents at beginning of period                     5,602,493         1,606,999
                                                                           -----------       -----------
        Cash and cash equivalents at end of period                         $ 1,662,991       $   640,522
                                                                           ===========       ===========

Supplemental cash flow disclosure:
     Taxes paid                                                                  5,096             4,565
     Interest paid                                                               9,413             2,645
Noncash investing and financing activities:
     Conversion of notes payable and accrued interest to common stock               --         1,186,965

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc.
Notes To Interim Financial Statements
(Unaudited)

1.    General

      Effective July 11, 2001, AdStar.com, Inc filed an amendment to the Certificate of Incorporation to change its name to AdStar, Inc. (the "Company"). The Company's shareholders and board of directors previously approved the name change. The interim financial statements for the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.    Summary of Significant Accounting Policies

      Concentration of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at times, cash balances held in financial institutions are in excess of FDIC insurance limits.

      For the three months and six months ended June 30, 2001 and 2000, no customer accounted for more than 10% of the Company's revenues. At June 30, 2001 three customers in the aggregate accounted for 29% of the Company's accounts receivable. The majority of the Company's customers have historically consisted of newspapers and publishers of classified advertisements.

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

      The impact on the Company's quarterly financial statements for the three-month and six-month periods ended June 30, 2000 is summarized below:

                           For the three months ended           For the six months ended
                                  June 30, 2000                    June 30, 2000
                          -------------------------------   --------------------------------
                          As Previously                      As Previously
                             Reported     As Reclassified       Reported     As Reclassified
                           (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
                          --------------  ---------------   --------------   ---------------
       Net Revenues          621,364          321,338          1,192,093        713,186

       Cost of Revenues      530,018          229,992          1,016,630        537,723
                             -------          -------          ---------        -------
       Gross Margin           91,346           91,346            175,463        175,463

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

      For the three-month and six-month periods ended June 30, 2000 and 2001, diluted earnings (loss) per share does not include 1,788,164 and 2,472,453 options and warrants to purchase common stock, as their inclusion would be antidilutive.

      Reclassifications

      Certain reclassifications have been made to prior period amounts to conform to current period presentation.

      Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is presently evaluating the impact of adopting SFAS 142 on its financial statements.

      3.    Notes Payable

            On February 16, 2001, the Company issued 593,483 of its authorized but unregistered shares of common stock in payment of principal and accrued interest totaling $1,186,965 to satisfy a Note, dated October 21, 1999, payable to Paulson Capital Corporation.

      4.    Issuance of Common Stock

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

Overview

      Our second quarter 2001 results continue to demonstrate quarter-over-quarter growth as both our revenue and gross profit increased significantly. We are beginning to see our high margin web-based products demonstrate acceptance in the marketplace, which translates to greater revenue and margins. Revenue from our web-based Application Service Provider ("ASP") business is continuing to grow through both increases in the number of publications served and an increase in the volume of transactions handled for those publications. During the second quarter 2001, we processed in excess of 25,000 transactions through our web site generating gross billings in excess of $1,992,000. For the similar quarter in 2000, a total of 14,600 transactions were processed through our web site generating gross billings in excess of $1,234,000. For the six-month period ended June 30, 2001 a total of 41,000 transactions were processed through our web site generating gross billings in excess of $3,310,000. For the similar six-month period in 2000, a total of 21,000 transactions were processed through our web site generating gross billings in excess of $1,798,000.

      Given the initial success of our ASP product, we began focusing on developing new, complementary products as an adjunct to our core software. During this past quarter we successfully began testing and deploying the software we developed for eBay, Inc. which provides the technology behind their new "eBay Seller Classifieds" program. We are continuing to develop additional products that we believe have the potential to become significant revenue generating lines of business in future quarters. All of these activities substantiate the business plan developed earlier this year. We are confident that we will be able to capitalize on our proprietary software products, extensive industry knowledge, and unique position within the marketplace to achieve profitability.

      To ensure sufficient working capital is available, in April 2001, we closed an equity agreement with four accredited investors for the sale, in the aggregate, of 400,000 units at a price of $1.00 per unit. Each unit comprises two shares of the Company's authorized but unregistered common stock and one warrant to purchase an additional share of Common Stock at a per share price of $1.07. The warrants expire on April 5, 2006 and have anti-dilution protection against capital changes.

      We are now focusing our resources in the areas we believe will provide the greatest short-term revenue opportunities. We feel that offering the web-based software engine that we developed for our portal, on a "private label" basis, to print publications offers a great opportunity to generate additional revenue. This product is being offered as an ASP, and therefore we will host and manage web-based classified ad-taking for major metropolitan newspapers. This product is a private label version of Advertise123.com for individual publications and will allow these publications to generate revenue from their web sites.

      Prior to the development of our web business, revenues had been generally sufficient to support our historic business. In developing our web-based system we began to incur expenses in 1998 that could not be offset by the revenues generated by our historic business. These expenses caused us to incur losses in 1998, 1999, 2000 and the six months ended June 30, 2001. Our future success is dependent upon our ability to substantially grow revenues to the point where we can fund the current level of operations. To this end, our plans include expanding the products and services offered to our customers by building on our
(i) proprietary software processes, (ii) established customer relations, and
(iii) unique position within the industry. We feel that there is significant opportunity to increase revenues by offering the web software and customer support services that we had initially developed for ourselves, to print publications.

      In addition to actively developing new revenue sources, we have also reduced our operating costs and significantly curtailed any capital investments during 2001. In January 2001, we further reduced our workforce from 36 to 23, decreased expenditures associated with developing new web-based products, and implemented operating efficiencies to further reduce costs. We continue to curtail expenditures on additional web development, except for targeted service offerings that will generate additional revenue. Given these initiatives, we expect to systematically reduce our monthly burn rate through December 2001, however there can be no assurance that we will be successful in these plans.

Description of Business

      We began operations in 1986, and have since grown into the largest provider of remote entry for classified ads into newspapers in the United States. Our historical business provided licensed software, maintenance and customer support to major metropolitan newspapers that enables advertising agencies and resellers ("professional advertisers") to electronically input, format and price ads. It is based on a software system that we developed and installed in more than 30 newspapers and more than 1,400 advertising agencies. Using this system, we have become the largest provider of remote entry software services for classified ads into newspapers in the United States. We have estimated that in 2000, more than $300 million of classified ads were placed using our historical system. We believe we have enjoyed a leadership position in our historical business because of the extremely difficult process of properly formatting, pricing and scheduling an ad and finding a way to send this ad to a print classified system without seriously impeding the processing demands of both the automated systems and human processes involved.

      In 1998, we identified technological innovations available through the Internet and internet technology that could greatly enhance our software tools and services. In addition, this same technology would allow us to open up the process we support so as to make it available to the general public. Over the last two years we have designed, developed and marketed our web-based product, Advertise123.com, a one-stop marketplace on the web for advertisers to buy classified ads. We enable advertisers to plan, schedule, compose and purchase classified advertising from over 120 print and on-line publishers, using one simple interface. Our service permits professional advertisers and the general public, to create and submit to one or multiple publishers any number of ads, 24 hours a day, seven days a week, using any recognized web browser. In 1999 we began the transition from a software tools provider to an Internet marketplace for print and on-line classified advertising. We received our first transaction fee from this Internet business in June 1999. At that time we had one publication available on our site. We now have over 300 print publications and newspaper networks, and 30 on-line publications available on the site, and have coverage in the top 100 designated market areas (DMAs) in the US.

      The web-based services that we have developed permit us to enhance the services available to newspapers and other publishers and to professional advertisers, while at the same time allowing us to expand our market to include the general public. For publishers, the web-based ASP offers them the ability to generate incremental revenue through their web sites. As an ASP, we contract with publishers to design, implement, host, and manage the on-line ad-taking capabilities of that newspaper's web sites, thus allowing our customers to generate incremental transactional revenue from web-site visitors. We provide all the technical and application expertise, support, and security measures that the publisher needs to get an application up and generating revenue for them in a short time. For professional advertisers, our web-based service broadens substantially the range of publishers accessible through our system while continuing to support the direct access provided by our historical business. For the general public, our web-based system offers a complete, interactive and easy to use method to plan, schedule, compose, price and pay for ads in a broad range of print and on-line publications.

Results of Operations

The following table sets forth the results of operations expressed as a percentage of revenues:

                                    Three months ended         Six months ended
                                         June 30,                  June 30,
                                    --------------------------------------------
                                    2000          2001        2000          2001
                                    ----          ----        ----          ----

Revenues                            100%          100%         100%         100%
Cost of revenues                     72%           37%          75%          38%
                                    ---           ---          ---          ---
   Gross profit                      28%           63%          25%          62%

Selling expense                      96%           32%          78%          35%
Administrative expenses             200%           84%         165%         105%
Development expenses                143%           17%         107%          30%
                                    ---           ---          ---          ---
   Loss from operations            -411%          -70%        -325%        -108%

Interest income (expense)             4%            3%           5%           2%
                                    ---           ---          ---          ---
  Loss before taxes                -407%          -67%        -320%        -106%

Provision for income taxes           --            --           --           --
                                    ---           ---          ---          ---
   Net loss                        -407%          -67%        -320%        -106%

Three-Month and Six-Month Periods Ended June 30, 2001 and 2000

Revenues. Net revenues for the second quarter 2001 increased 65% to $532,000 compared to second quarter 2000 net revenues of $321,000. This increase resulted from growth in the number of publications utilizing our web-based infrastructure and an increase to the number of completed new software installations and modifications. Net revenues for the six-month period ended June 30, 2001 increased 36% to $972,000 compared to $713,000 for the six-month period ended June 30, 2000. Our fee-based revenues grew 64% to $404,000 during the second quarter 2001, from $247,000 in the second quarter 2000. This increase includes $68,000 in revenue from our new web-based ad-taking ASP product launched during the first quarter 2001, $60,000 in revenue from new remote ad entry software customers, and $29,000 from increased activity at our web-based portal, Advertize123.com. Fee-based revenues for the six-month period ended June 30, 2001 grew 55% to $748,000 from $482,000 for the six-month period ended June 30, 2000. This increase includes $105,000 in revenue from our new web-based ad-taking ASP product launched during the first quarter 2001, $80,000 in revenue from new remote ad entry software customers, and $81,000 from increased activity at our web-based portal, Advertize123.com. Revenue from completed software installations and hardware sales increased 71% during the second quarter 2001 to $128,000 from $75,000 in the second quarter 2000. For the six-month period ended June 30, 2001, revenue from completed software installations and hardware sales was down 3% to $223,000 compared to $231,000 for the six-month period ended June 30, 2000. This decrease is attributable to a decline in our low margin hardware re-sale activity which declined by $33,000 during the first half of the year. We expect that revenue from our fee-based ASP product will continue to increase as we increase the number of papers for which we manage their web-based ad taking function and as transaction volumes on those web sites increase.

Cost of Revenues. Cost of revenue consists primarily of the costs to configure and install the AdStar software into the publishing systems of newspapers, costs to configure end-user software for the newspaper's advertiser clients, cost to install our web-based ad-taking software, costs associated with operating our web site and web-based products, and costs to provide customer training and end-user support. These costs decreased to approximately $196,000 for the second quarter of 2001 compared with $230,000 for the second quarter 2000. Cost of revenues for the six-month period ended June 30, 2001 decreased to $372,000 from $538,000 for the six-month period ended June 30, 2000. Our Gross Margin increased to 63% during the second quarter 2001, from 28% during the second quarter 2000. For the six-month period ended June 30, 2001, our Gross Margin increased to 62% from 25% for the six-month period ended June 30, 2000. This large decrease in cost of revenue is a direct result of system efficiencies instituted during the first quarter of 2001 that allowed us to reduce staffing levels in the web-site support and customer support areas. We were able to reduce staffing levels by streamlining the web-based ad-taking software, automating several processes that had been manually performed during 2000, and instituting operating efficiencies for software installation. Personnel expenses associated with costs of revenue decreased 38% to $133,000 during the second quarter 2001 from $182,000 for the second quarter 2000. For the six-month period ended June 30, 2001, personnel expenses associated with costs of revenue decreased 35% to $254,000 from $393,000 for the six-month period ended June 30, 2000. Given our current level of web automation, we will be able to manage significantly greater transaction volumes with limited increases to our current staffing levels. Accordingly, we expect a corresponding increase to our gross margin as our revenues increase.

Selling Expense. Selling expense consists primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost for business development. Selling expense decreased 45% during the second quarter 2001 to $170,000 from $310,000 during the second quarter 2000. For the six-month period ended June 30, 2001, selling expense decreased 39% to $338,000 from $555,000 for the six-month period ended June 30, 2000. As a result of staff reductions, the personnel related expenses decreased 17% to $134,000 during the second quarter 2001 from $161,000 for the second quarter 2000. For the six-month period ended June 30, 2001, personnel related expenses decreased 16% to $280,000 from $334,000 for the six-month period ended June 30, 2001. Direct charges decreased 75% to $36,000 during the second quarter 2001 from $149,000 during the second quarter 2000. For the six-month period ended June 30, 2001, direct charges decreased to $58,000 from $221,000 for the six-month period ended June 30, 2000. Direct charges consisted mainly of print and on-line advertising and trade shows. The significant decrease is a direct result of our shift in product line emphasis. As our selling focus is no longer on our web portal business, we no longer target our advertising and promotions towards the general public. Consequently, direct advertising and promotional costs decreased significantly during the first two quarters of 2001, because we now to focus our advertising efforts on activities that target the publishing trade. We do not anticipate the need to increase selling expenses significantly in future quarters, as we will no longer target our advertising towards the general public.

Development Expenses. Development expenses consist of expenses to identify functional requirements, to create content, and to populate databases for our Advertise123.com web site and the private label sites, and to plan, identify and conceptually design the required technical infrastructure. The costs consist primarily of personnel related expenses for technical and design personnel and consultants. Development expense for the second quarter 2001 decreased 80% to $91,000 from $460,000 during the second quarter 2000. For the six-month period ended June 30, 2001, development expenses decreased 61% to $294,000 from $761,000 for the six-month period ended June 30, 2000. The overall decrease resulted from our shift in focus from performing the conceptual design and feasibility studies for new web site functionality to actually creating this functionality and performing site maintenance and routine fixes. The personnel related expenses decreased 51% during the second quarter 2001 to $86,000 from $175,000 during the second quarter 2000. For the six-month period ended June 30, 2001, personnel related expenses decreased 4% to $286,000 from $298,000 for the six-month period ended June 30, 2000, and we eliminated $344,000 of expenses incurred in 2000 related to the cost of outside consultants, which are no longer utilized. We eliminated the use of design consultants, and instead have hired technical staff who are able to perform the same functions, as needed, at a reduced cost, as well as perform the maintenance and routine fixes required by the web site.

Administrative Expenses. Administrative expense consists primarily of the cost of executive, administrative, technical operations, accounting and finance personnel. Administrative expenses decreased 31% during the second quarter 2001 to $446,000 from $643,000 during the second quarter 2000. For the six-month period ended June 30, 2001, administrative expenses decreased 13% to $1,022,000 from $1,174,000 for the six-month period ended June 30, 2000. Personnel related expenses incurred during the second quarter 2001 decreased 42% to $163,000 compared with $281,000 for the second quarter 2000. For the six-month period ended June 30, 2001, personnel related expenses decreased 19% to $461,000 from $571,000 for the six-month period ended June 30, 2000.

Interest Income (Expense), Net. Interest income decreased 47% during the second quarter 2001 to $16,000 from $30,000 during the second quarter 2000. For the six-month period ended June 30, 2001, interest income decreased 59% to $30,000 from $74,000 for the six-month period ended June 30, 2000. The decrease for the quarter and six-month period is attributable to AdStar's having less excess cash available to invest in short-term time deposits and money market accounts at commercial banks, as well as a reduction in short-term interest rates. Interest expense decreased 94% during the second quarter 2001 to $1,000 from $17,000 during the second quarter 2000. For the six-month period ended June 30, 2001, interest expense decreased 74% to $11,000 from $42,000 for the six-month period ended June 30, 2000. The decrease for the quarter and the six-month period resulted from retiring the 6% $1,100,000 note payable through issuing common stock in February 2001.

Liquidity and Capital Resources

      As of June 30, 2001, we had cash and cash equivalents of approximately $641,000. Net cash used in operations was approximately $905,000 for the six-month period ended June 30, 2001 compared with $2,853,000 for the comparable 2000 period. The favorable difference is due primarily to a smaller net loss from operations during the six-month period ended June 30, 2001, combined with an increase in deferred revenue. To provide working capital, in April 2001 we raised a net of $365,000 through the private placement discussed below. Also during the six-month period ended June 30, 2000, cash of $688,000 was used to reduce accounts payable and accrued expenses largely attributable to the costs related to our initial public offering completed in December 1999. Net cash used in investing activities decreased to $382,000 in the six-month period ended June 30, 2001 compared with $402,000 in the same period in 2000. Expenditures for creating increased functionality for our online business and web site infrastructure were partially offset by the proceeds from a sale of excess office furniture. Net cash from financing activities was approximately $321,000 during the six-month period ended June 30, 2001 compared to net cash used in financing activities of $685,000 in the comparable period in 2000. The activity in the six-month period ended June 30, 2001 reflects $43,000 in repayment of the equipment financing and $365,000 in net proceeds from the private placement discussed below. In January 2000, the Company paid in full a note in the principal amount of $749,466 bearing interest at 10% per annum.

      On April 6, 2001, we sold 400,000 units at a price of $1.00 per unit to four accredited investors. Each unit comprises two shares of the Company's authorized but unregistered common stock and one warrant to purchase an additional share of common stock at a per share price of $1.07. The warrants expire on April 5, 2006 and have anti-dilution protection against capital changes. The common stock issued as part of the units sold was exempt from registration, as it was a nonpublic offering made pursuant to Section 4(2) of the Act.

      Although through various expense cutbacks we had reduced our monthly burn rate (revenues less total cash expenditures) to $150,000 by the end of first quarter 2001, our burn rate averaged $167,000 per month during the second quarter 2001 due to a delay in the anticipated launch date of our on-line job posting service. The launch delay postponed the timing of revenues associated with this new service. By generating increased revenue from our ASP business and new products such as the on-line job posting service, we plan to further reduce our monthly burn rate though the third and fourth quarters of 2001.

      We anticipate that our revenues will trend upward as we deploy our new products, sign-up additional publications for our ASP business, and continue to experience growth in web-site transaction volume. Increases in revenue may not occur in a timely manner and may not be sufficient to cover our working capital needs. Adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material and adverse effect on our financial position, results of operations and cash flows.

                                     PART II

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

      The Company established a vendor compensation plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 200,000 shares are available for issuance. In the three-month period ended June 30, 2001, 21,412 shares were issued to vendors under the plan relying upon the exemption under section 4(2) of the Securities Act of 1933 and which represented compensation for the period of $18,030. The vendors have taken the shares for investment.

      On February 16, 2001, the Company issued 593,483 of its authorized but unregistered shares of its common stock to satisfy a Note, dated October 21, 1999, payable to Paulson Capital Corporation in payment of principal and accrued interest totaling $1,186,965. The issuance was exempt from registration, by reason of it being a nonpublic offering, made pursuant to Section 4(2) of the Act.

      On April 6, 2001, the Company entered into an agreement with four accredited investors for the sale, in the aggregate, of 400,000 units at a price of $1.00 per unit. Each unit comprises two shares of the Company's authorized but unregistered common stock and one warrant to purchase an additional share of Common Stock at a per share price of $1.07. The warrants expire on April 5, 2006 and have anti-dilution protection against capital changes. The common stock issued as part of the units sold was exempt from registration, as it was a nonpublic offering, made pursuant to Section 4(2) of the Act.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Shareholders Meeting on June 7, 2001 in which the holders of 5,964,358 votes were present in person or by proxy. At the meeting, the following matters were submitted to a vote of the shareholders:

      1) The election of directors. The following candidates were nominated for election to the Company's Board of Directors:

      Leslie Bernhard

      Eli Rousso

      Jeffrey Baudo

      Arthur Salzfass

      Thomas Taulli

      Chris A. Karkenny

      All six nominees were elected to the Board. Each nominee received 5,964,358 votes for and no votes were withheld. Those individuals represent the entire Board of Directors as no other directors had terms continuing after the meeting.

      2) The approval of the Company's Auditors for the year ending December 31, 2001. The shareholders approved PricewaterhouseCoopers, LLP as the Company's auditors with 5,964,358 votes for and no votes against or abstaining.

      3) The approval of an amendment to the Company's certificate of incorporation to increase the number of authorized shares of the Company's common stock from 10,000,000 to 20,000,000. The shareholders approved the amendment with 5,956,708 votes for, 4,650 votes against and 3000 votes abstaining.

      4) The approval of an amendment to the Company's certificate of incorporation to change the Company's name from "AdStar.com, Inc." to "AdStar, Inc." The shareholders approved the amendment with 5,964,358 votes for and no votes against or abstaining.

      No other matter was submitted to a vote of security holders.

Item 6. Exhibits and Reports on Form 8-K

a.    Exhibits:

      None.

b.    Reports on Form 8-K:

      None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      AdStar, Inc.
                                               -------------------------
                                                      (Registrant)


Date August 14, 2001                            /s/ LESLIE BERNHARD
     ---------------                    ----------------------------------------
                                                    President & CEO


Date August 14, 2001                           /s/ CRIS HOPKINS
     ---------------                    ----------------------------------------
                                                   Vice President, Finance & CAO