Form 10QSB
period 2001-09-30
ADSTAR COM INC
filed 2001-11-14
CIK 1091599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

|_|     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 001-15363

                                  AdStar, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

                          Delaware                                              22-3666899
 --------------------------------------------------------------      ---------------------------------
 (State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

        4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292
                    (Address of principal executive offices)

                                 (310) 577-8255
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2001 the Issuer had outstanding 6,668,726 shares of its common stock, including 20,950 shares issuable pursuant to its vendor compensation plan.

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Transitional Small Business Disclosure Format (Check one): Yes | | No |X|

TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               September 30, 2001

                                                                                PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Interim Consolidated Financial Statements
                  (Unaudited)

                           Balance Sheet -September 30, 2001                      3

                           Statements of Operations
                           Three-Month and Nine-Month Periods
                           Ended September 30, 2000 and 2001                      4

                           Statements of Cash Flows
                           Nine-Month Periods Ended
                           September 30, 2000 and 2001                            5

                           Notes to Interim Financial Statements                  6

         Item 2.  Management's Discussion and Analysis or Plan of Operation      10

PART II - OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                      16

         Item 6.  Exhibits and Reports on Form 8K                                17

SIGNATURES                                                                       17

ADSTAR, INC.
BALANCE SHEET
SEPTEMBER 30, 2001 (UNAUDITED)

ASSETS

Current assets:
   Cash and cash equivalents                                           $    377,537
   Restricted cash                                                           10,520
   Accounts receivable,  net of $20,000
        allowance for doubtful accounts                                     427,971
   Prepaid and other current assets                                          78,687
                                                                       ------------
                Total current assets                                        894,715

Property and equipment, net                                               2,013,039
Intangible assets, net                                                       96,728
Other assets                                                                 24,863
                                                                       ------------

          TOTAL ASSETS                                                 $  3,029,345
                                                                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $    363,813
   Accrued expenses                                                         228,825
   Deferred revenue                                                         381,592
   Capital lease obligations                                                  5,008
                                                                       ------------
                Total liabilities                                           979,238

          Total current liabilities                                           9,823
                                                                       ------------
                Total liabilities                                           989,061

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $0.0001; authorized 5,000,000 shares;
      none issued and outstanding                                                --
   Common stock, par value $0.0001; authorized 20,000,000 shares;
      6,663,296 shares issued and outstanding                                   666
   Additional paid-in capital                                            10,439,947
   Stockholder receivable                                                   (44,823)
   Accumulated deficit                                                   (8,355,506)
                                                                       ------------

                Total stockholders' equity                                2,040,284
                                                                       ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  3,029,345
                                                                       ============

The accompanying notes are an integral part of these interim financial statements.

ADSTAR, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS
ENDED SEPTEMBER 30, 2000 AND 2001 (UNAUDITED)

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                        ----------------------------      ----------------------------
                                           2000              2001             2000             2001
                                        -----------      -----------      -----------      -----------
Revenues                                $   360,420      $   640,462      $ 1,073,606      $ 1,612,257
Cost of revenues                            204,760          205,113          742,483          576,761
                                        -----------      -----------      -----------      -----------

   GROSS PROFIT                             155,660          435,349          331,123        1,035,496

Selling expenses                            432,306          174,056        1,119,301          511,984
Administrative expenses                     440,080          411,991        1,482,940        1,433,661
Development costs                           281,533           98,175        1,042,337          392,025
                                        -----------      -----------      -----------      -----------

   Loss from operations                    (998,259)        (248,873)      (3,313,455)      (1,302,174)

Interest income (expense), net                 (771)           7,173           32,265           26,138
                                        -----------      -----------      -----------      -----------

   Loss before taxes                       (999,030)        (241,700)      (3,281,190)      (1,276,036)

Provision for income taxes                      200            1,489              600            3,539
                                        -----------      -----------      -----------      -----------

   NET LOSS                             $  (999,230)     $  (243,189)     $(3,281,790)     $(1,279,575)
                                        ===========      ===========      ===========      ===========

Loss per share - basic and diluted      $     (0.34)     $     (0.04)     $     (1.14)     $     (0.20)

Weighted average number of shares -
basic and diluted                         2,962,110        6,654,985        2,874,141        6,254,378

The accompanying notes are an integral part of these interim financial statements.

ADSTAR, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 2001 (UNAUDITED)

                                                                2000              2001
                                                             -----------      -----------
Cash flows from operating activities:

   Net loss                                                  $(3,281,790)     $(1,279,575)
   Adjustments to reconcile net loss to net cash used in
     operating activities
          Depreciation and amortization                          115,864          237,238
          Stock-based charges                                    198,327           66,909
          Loss on disposal of fixed assets                            --           20,814
          Changes in assets and liabilities:
            Accounts receivable                                  246,989         (142,083)
            Prepaid and other assets                               1,381           93,483
            Accounts payable                                    (942,969)          65,264
            Accrued expenses                                     137,016         (227,073)
            Deferred revenue                                     (12,218)         147,164
                                                             -----------      -----------
    Net cash used in operating activities                     (3,537,400)      (1,017,859)
                                                             -----------      -----------

Cash flows from investing activities:

   Purchase of property and equipment                           (894,744)        (653,935)
   Proceeds from disposal of fixed assets                             --           26,661
   Repayment of shareholder note receivable                           --            6,750
                                                             -----------      -----------
       Net cash used in investing activities                    (894,744)        (620,524)
                                                             -----------      -----------

Cash flows from financing activities:

   Decrease in restricted cash                                        --           89,480
   Proceeds from leasing of property and equipment                68,303               --
   Proceeds from secondary public offering                     2,836,230          365,214
   Repayment of notes payable                                   (749,466)              --
   Principal repayments on capital leases                         (8,733)         (45,773)
                                                             -----------      -----------
       Net cash from financing activities                      2,146,334          408,921
                                                             -----------      -----------

Net decrease in cash and cash equivalents                     (2,285,810)      (1,229,462)
Cash and cash equivalents at beginning of period               5,602,493        1,606,999
                                                             -----------      -----------

Cash and cash equivalents at end of period                   $ 3,316,683      $   377,537
                                                             ===========      ===========

Supplemental cash flow disclosures:

     Taxes paid                                                    5,096            4,565
     Interest paid                                                12,673            2,645
Non cash investing and financing activities
    Conversion of notes payable and accrued interest to
     common stock                                                     --        1,186,965

The accompanying notes are an integral part of these interim financial statements.

ADSTAR, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.    GENERAL

      Effective July 11, 2001, AdStar.com, Inc filed an amendment to the Certificate of Incorporation to change its name to AdStar, Inc. (the "Company") and increase the number of shares of authorized common stock to 20 million from 10 million. The Company's shareholders and board of directors previously approved the name change and the increase in the number of shares of authorized common stock. The interim financial statements for the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at times, cash balances held in financial institutions are in excess of FDIC insurance limits.

      For the three months and nine months ended September 30, 2001 and 2000, no customer accounted for more than 10% of the Company's revenues. At September 30, 2001 three customers in the aggregate accounted for 48% of the Company's accounts receivable. The majority of the Company's customers have historically consisted of newspapers and publishers of classified advertisements.

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

      REVENUE RECOGNITION

      The Company recognizes revenue from the customization and installation of its software on a percentage of completion method when collection of the resulting receivable is probable. Maintenance, license fees and user support fees are recognized ratably over the period to which they relate. To the extent that customers make advance payments for customization and installation work, license fees, user support or maintenance fees, the amount received is deferred until the revenue has been earned. Revenues are recorded net of any discounts.

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

      The impact on the Company's quarterly financial statements for the three-month and nine-month periods ended September 30, 2000 is summarized below:

                                FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                    SEPTEMBER 30, 2000                           SEPTEMBER 30, 2000
                            ------------------------------------        ------------------------------------
                            AS PREVIOUSLY        AS RECLASSIFIED        AS PREVIOUSLY         AS RECLASSIFIED
                              REPORTED                                     REPORTED
                             (UNAUDITED)           (UNAUDITED)            (UNAUDITED)            (UNAUDITED)
                            ------------------------------------        ------------------------------------
NET REVENUES                  $776,985              $360,420              $1,969,078              $1,073,606

COST OF REVENUES               621,325               204,760               1,637,955                 742,483
                              --------              --------              ----------              ----------
GROSS MARGIN                  $155,660              $155,660              $  331,123              $  331,123
                              ========              ========              ==========              ==========

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

      For the three-month and nine-month periods ended September 30, 2000 and 2001, diluted earnings (loss) per share do not include the effect of 2,036,838 and 2,472,453 options and warrants to purchase common stock, respectively, as their inclusion would be antidilutive.

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

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142

      ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

3.    NOTES PAYABLE

      On February 16, 2001, the Company issued 593,483 of its authorized but unregistered shares of common stock in payment of principal and accrued interest totaling $1,186,965 to satisfy a Note, dated October 21, 1999, payable to Paulson Capital Corporation.

4.    ISSUANCE OF COMMON STOCK

      On April 6, 2001, the Company sold 400,000 units at a price of $1.00 per unit and received net proceeds of $365,000. Each unit comprises two shares of the Company's authorized common stock and one warrant to purchase an additional share of common stock at $1.07 per share. The warrants expire on April 5, 2006 and have anti-dilution protection against capital changes.

5.    SUBSEQUENT EVENTS

      On October 3, 2001, the Company initiated a small private placement offering whereby accredited investors may purchase shares of its authorized but unregistered common stock at $0.50 per share, with minimum purchases of 50,000 shares or $25,000 per investor. The Company is offering up to 1,000,000 shares but may sell a lesser number. The common stock to be issued will be exempt from registration, as it is a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

      On October 23, 2001, the Company entered into a loan and security agreement with a financial institution to establish a line of credit. The maximum revolving credit line is $500,000 and is secured by the Company's accounts receivable. The Company may borrow up to 80% of the eligible accounts receivable as defined in the terms of the agreement. Interest is payable on the balance at a rate of 3 percentage points above the Prime Rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. CERTAIN STATEMENTS IN THIS DISCUSSION AND ELSEWHERE IN THIS REPORT CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 AND ARE SUBJECT TO THE "RISK FACTORS" INCLUDED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR OUR FISCAL YEAR ENDED DECEMBER 31, 2000 AND IN OUR REGISTRATION STATEMENT ON FORM S-3 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAYT 10, 2000. BECAUSE THIS DISCUSSION INVOLVES RISK AND UNCERTAINTIES, OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

         Our third quarter 2001 results continue to demonstrate quarter-over-quarter growth as both our revenue and gross profit increased significantly. Revenue from our higher margin web-based Application Service Provider ("ASP") business is continuing to expand through both increases in the number of publications served and increases in the volume of transactions processed for each publication. In July 2001, we entered into an ASP agreement with Knight-Ridder Corporation to install and manage the web-based classified ad taking process for several of their newspaper properties. We immediately focused our efforts on customizing and installing web abilities for the selected newspapers, which we will then launch by the end of this year. During the third quarter 2001, we processed 26,000 transactions through our web site generating gross billings on behalf of our customers in excess of $2,145,000. For the same quarter in 2000, a total of 22,000 transactions were processed through our web site generating gross billings on behalf of our customers in excess of $1,740,000. For the nine-month period ended September 30, 2001 a total of 65,000 transactions were processed through our web site generating gross billings on behalf of our customers in excess of $5,350,000. For the same nine-month period in 2000, a total of 42,000 transactions were processed through our web site generating gross billings on behalf of our customers in excess of $3,400,000.

         Given the initial success of our ASP product, we are continuing the research efforts to identify additional product offerings that we believe have the potential to become significant revenue generating lines of business in future quarters. We are confident that we will be able to capitalize on our proprietary software products, extensive industry knowledge, and unique position within the marketplace to achieve profitability.

         Prior to the development of our web business, revenues had been generally sufficient to support our historic business. In developing our web-based system we began to incur expenses in 1998 that could not be offset by the revenues generated by our historic business. These expenses caused us to incur losses in 1998, 1999, 2000 and the nine months ended September 30, 2001. Our future success is dependent upon our ability to substantially grow revenues to the point where we can fund our current level of operations. To this end, our plans include expanding the products and services offered to our customers by building on our (i) proprietary software processes, (ii) established customer relations, and (iii) unique position within the industry. We feel that there is significant opportunity to increase revenues by offering the web software and customer support services that we had initially developed for ourselves, to print publications.

         In addition to actively developing new revenue sources, we have also reduced our operating costs and significantly curtailed capital investments during 2001. We recently reduced our workforce to 20, decreased expenditures associated with developing new web-based products, and implemented operating efficiencies to further reduce costs. We continue to curtail expenditures on additional web development, except for targeted service offerings that will generate additional revenue. Given these initiatives, we expect to systematically reduce our monthly burn rate through June 2002, however there can be no assurance that we will be successful in these plans.

DESCRIPTION OF BUSINESS

         We began operations in 1986, and have since grown into the largest provider of remote entry software for delivering classified ads into newspapers in the United States. Our historical business product included licensing our proprietary software, providing associated maintenance and supplying customer support to major metropolitan newspapers. Our software has enabled advertising agencies and resellers ("professional advertisers") to electronically input, format and price classified ads. We have installed our software in more than 30 US newspapers and more than 1,400 advertising agencies. Using this system, we have become the largest provider of remote entry software services for placing classified ads into newspapers in the United States. We estimated that in 2000, more than $300 million of classified ads were placed using our historical system. We believe we enjoy a leadership position in our historical business because our software addresses the extremely difficult process of properly formatting, pricing and scheduling a classified ad and finding a way to send this ad to a publishing classified system without seriously impeding the processing demands of both the newspaper's automated systems and the associated human processes involved.

         In 1998, we identified technological innovations available through the Internet and internet technology that could greatly enhance our software tools and services. In addition, this same technology would allow us to open up the process we support to the general public. Over the last two years we have designed, developed and marketed our web-based product, Advertise123.com, a one-stop marketplace on the web to buy classified ads. We enable advertisers to plan, schedule, compose and purchase classified advertising from over 120 print and on-line publishers, using one simple interface. Our service permits professional advertisers and the general public, to create and submit to one or multiple publishers any number of ads, 24 hours a day, seven days a week, using any recognized web browser. In 1999 we began the transition from a software tools provider to an Internet marketplace for print and on-line classified advertising. We received our first transaction fee from this Internet business in June 1999. At that time we had one publication available on our site. We now have over 300 print publications and newspaper networks, and 30 on-line publications available on the site, and have coverage in the top 100 designated market areas (DMAs) in the US.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations expressed as a percentage of revenues:

                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------              ---------------------
                                                2000             2001              2000             2001
                                                ----             ----              ----             ----
Revenues                                        100%             100%              100%             100%
Cost of revenues                                 57%              32%               69%              36%
                                                ----             ----              ----             ----
Gross profit                                     43%              68%               31%              64%

Selling expense                                 120%              27%              104%              32%
Administrative expenses                         122%              64%              138%              89%
Development costs                                78%              15%               97%              24%
                                                ----             ----              ----             ----
Loss from operations                           -277%             -39%             -309%             -81%

Interest income (expense)                         --               1%                3%               2%
                                                ----             ----              ----             ----
Loss before taxes                              -277%             -38%             -306%             -79%

Provision for taxes                               --               --                --               --
                                                ----             ----              ----             ----
Net loss                                       -277%             -38%             -306%             -79%

THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES. Net revenues for the third quarter 2001 increased 78% to $640,000 compared to third quarter 2000 net revenues of $360,000. This increase resulted from the addition of 8 publications that utilize our web-based infrastructure and an increase in the number of new software installations, platform upgrades, and customized software modifications. Net revenues for the nine-month period ended September 30, 2001 increased 50% to $1,612,000 compared to $1,074,000 for the nine-month period ended September 30, 2000. Our fee-based revenues grew 51% to $439,000 during the third quarter 2001, from $290,000 in the third quarter 2000. This increase includes $70,000 in revenue from our new web-based ad-taking ASP product launched during the first quarter 2001, $83,000 in revenue from new remote ad entry software customers, offset by a decrease of $4,000 from decreased activity at our web-based portal, Advertise123.com. Fee-based revenues for the nine-month period ended September 30, 2001 grew 54% to $1,187,000 from $773,000 for the nine-month period ended September 30, 2000. This increase includes $151,000 in revenue from our new web-based ad-taking ASP product launched during the first quarter 2001, $178,000 in revenue from new remote ad entry software customers, and $86,000 from increased activity at our web-based portal, Advertise123.com. Revenue from software installations and hardware sales increased 188% during the third quarter 2001 to $201,000 from $70,000 in the third quarter 2000. For the nine-month period ended September 30, 2001, revenue from software installations and hardware sales was up 41% to $425,000 compared to $301,000 for the nine-month period ended September 30, 2000. We expect that revenue from our fee-based ASP product will continue to increase as we increase the number of papers for which we manage their web-based ad taking function and as transaction volumes on those web sites increase.

COST OF REVENUES. Cost of revenue consists primarily of the costs to customize, configure, and install the AdStar software into the publishing systems of newspapers, costs to customize and configure end-user software for the newspaper's advertiser clients, costs to install our web-based ad-taking software, costs associated with operating our web site and web-based products, and costs to provide customer training and end-user support. These costs remained flat at approximately $205,000 for the third quarter of 2001 compared with the third quarter 2000. Cost of revenues for the nine-month period ended September 30, 2001 decreased to $577,000 from $742,000 for the nine-month period ended September 30, 2000. Our Gross Margin increased to 68% during the third quarter 2001, from 43% during the third quarter 2000. For the nine-month period ended September 30, 2001, our Gross Margin increased to 64% from 31% for the nine-month period ended September 30, 2000. This large decrease in cost of revenue is a direct result of system efficiencies instituted during the first quarter of 2001 that allowed us to reduce staffing levels in the web-site support and customer support areas. We were able to reduce staffing levels by streamlining the web-based ad-taking software, automating several processes that had been manually performed during 2000, and instituting operating efficiencies for software installation. Personnel expenses associated with costs of revenue decreased 32% to $130,000 during the third quarter 2001 from $192,000 for the third quarter 2000. For the nine-month period ended September 30, 2001, personnel expenses associated with costs of revenue decreased 34% to $384,000 from $585,000 for the nine-month period ended September 30, 2000. Given our current level of web automation, we will be able to manage significantly greater transaction volumes with limited increases to our current staffing levels. Accordingly, we expect a corresponding increase to our gross margin as our revenues increase.

SELLING EXPENSE. Selling expense consists primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost for business development. Selling expense decreased 60% during the third quarter 2001 to $174,000 from $432,000 during the third quarter 2000. For the nine-month period ended September 30, 2001, selling expense decreased 54% to $512,000 from $1,119,000 for the nine-month period ended September 30, 2000. As a result of staff reductions, the personnel related expenses decreased 31% to $163,000 during the third quarter 2001 from $236,000 for the third quarter 2000. For the nine-month period ended September 30, 2001, personnel related expenses decreased 24% to $443,000 from $584,000 for the nine-month period ended September 30, 2001. Direct charges decreased 94% to $11,000 during the third quarter 2001 from $196,000 during the third quarter 2000. For the nine-month period ended September 30, 2001, direct charges decreased 87% to $69,000 from $535,000 for the nine-month period ended September 30, 2000. Direct charges consisted mainly of print and on-line advertising and trade shows. The significant decrease is a direct result of our shift in product line emphasis. As our selling focus is no longer on our web portal business, we no longer target our advertising and promotions towards the general public. Consequently, direct advertising and promotional costs decreased significantly during the first three quarters of 2001, as we focused our advertising efforts on activities that target the publishing trade. We do not anticipate the need to increase selling expenses significantly in future quarters, as we will no longer target our advertising towards the general public.

ADMINISTRATIVE EXPENSES. Administrative expense consists primarily of the cost of executive, administrative, technical operations, accounting and finance personnel. Administrative expenses decreased 6% during the third quarter 2001 to $412,000 from $440,000 during the third quarter 2000. For the nine-month period ended September 30, 2001, administrative expenses decreased 3% to $1,434,000 from $1,483,000 for the nine-month period ended September 30, 2000. Personnel related expenses incurred during the third quarter 2001 decreased 1% to $320,000 compared with $323,000 for the third quarter 2000. For the nine-month period ended September 30, 2001, personnel related expenses decreased 12% to $1,139,000 from $1,301,000 for the nine-month period ended September 30, 2000. Direct costs during the third quarter 2001 decreased 21% to $92,000 from $117,000 during the third quarter 2000. Direct costs during the nine-month period ended September 30, 2001 increased 62% to $295,000 from $182,000 during the nine-month period ended September 30, 2000. This increase is due to non-cash vendor compensation incurred beginning in November 2000.

DEVELOPMENT COSTS. Development expenses consist of expenses to identify functional requirements, to create content, and to populate databases for our Advertise123.com web site and the private label sites, and to plan, identify and conceptually design the required technical infrastructure. The costs consist primarily of personnel related expenses for technical and design personnel and consultants. Development expense for the third quarter 2001 decreased 65% to $98,000 from $282,000 during the third quarter 2000. For the nine-month period ended September 30, 2001, development expenses decreased 62% to $392,000 from $1,042,000 for the nine-month period ended September 30, 2000. The overall decrease resulted from our shift in focus from performing the conceptual design and feasibility studies for new web site functionality to actually creating this functionality and performing site maintenance and routine fixes. The personnel related expenses decreased 68% during the third quarter 2001 to $91,000 from $280,000 during the third quarter 2000. For the nine-month period ended September 30, 2001, personnel related expenses decreased 35% to $371,000 from $567,000 for the nine-month period ended September 30, 2000, and we eliminated $475,000 of expenses incurred in 2000 related to the cost of outside consultants, which are no longer utilized. We eliminated the use of design consultants, and instead have hired technical staff who are able to perform the same functions, as needed, at a reduced cost, as well as perform the maintenance and routine fixes required by the web site.

INTEREST INCOME (EXPENSE), NET. Interest income decreased 60% during the third quarter 2001 to $8,000 from $20,000 during the third quarter 2000. For the nine-month period ended September 30, 2001, interest income decreased 60% to $38,000 from $95,000 for the nine-month period ended September 30, 2000. The decrease for the quarter and nine-month period is attributable to AdStar's having less excess cash available to invest in short-term time deposits and money market accounts at commercial banks, as well as a reduction in short-term interest rates. Interest expense decreased 95% during the third quarter 2001 to $1,000 from $21,000 during the third quarter 2000. For the nine-month period ended September 30, 2001, interest expense decreased 83% to $11,000 from $63,000 for the nine-month period ended September 30, 2000. The decrease for the quarter and the nine-month period resulted from retiring the 6% $1,100,000 note payable through the issuance of common stock in February 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, we had cash and cash equivalents of approximately $378,000. Net cash used in operations was approximately $1,018,000 for the first nine months of 2001 compared with $3,537,000 for the comparable 2000 period. The difference is due primarily to a smaller net loss from operations during the nine-month period ended September 30, 2001, combined with an increase in deferred revenue. Also during 2000, cash of $805,000 was used to reduce accounts payable and accrued expenses largely attributable to the costs related to our initial public offering completed in December 1999. Net cash used in investing activities decreased to $621,000 in the first nine months of 2001 compared with $895,000 in the same period in 2000. Expenditures for creating additional functionality in our online businesses and website infrastructure were partially offset by proceeds from the sale of excess office furniture. Net cash provided from financing activities was approximately $409,000 during the nine-month period in 2001 compared to $2,146,000 provided by financing activities in the comparable period in 2000. The activity in the nine-month period ended September 30, 2001 reflects $46,000 in repayment of the equipment financing, the reduction in restricted cash of $89,000, and $365,000 in net proceeds from the private placement discussed below. In January 2000, the Company paid in full a note in the principal amount of $749,466 bearing interest at 10% per annum. Also in 2000 we received $2,836,000 in net proceeds from a secondary public offering and $60,000 in net proceeds from an equipment lease that was part of a $100,000 line of credit. At September 30, 2001, we had no material commitments for capital expenditures.

         On April 6, 2001, we sold 400,000 units at a price of $1.00 per unit to four accredited investors. Net of issuance costs, we received proceeds of $365,000. Each unit comprises two shares of the Company's authorized but unregistered common stock and one warrant to purchase an additional share of common stock at a per share price of $1.07. The warrants expire on April 5, 2006 and have anti-dilution protection against capital changes. The common stock issued as part of the units sold was exempt from registration, as it was a nonpublic offering made pursuant to Section 4(2) of the Act. Additionally, on October 3, 2001, we initiated a small private placement offering whereby accredited investors may purchase shares of our authorized but unregistered common stock at $0.50 per share, with minimum purchases of 50,000 shares or $25,000 per investor. We are offering up to 1,000,000 shares but may sell a lesser number. The common stock to be issued will be exempt from registration, as it is a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

         On October 23, 2001, we entered into a loan and security agreement with a financial institution to establish a line of credit. The maximum revolving credit line is $500,000 and is secured by the Company's accounts receivable. The Company may borrow up to 80% of the eligible accounts receivable as defined in the terms of the agreement. Interest is payable on the balance at a rate of 3 percentage points above the Prime Rate.

         We are continuing to increase revenues and reduce expenses. Our monthly burn rate (revenues less total cash expenditures) has improved from $150,000 at the end of first quarter 2001, to an average of $115,000 per month during the third quarter 2001. We anticipate that our revenues will trend upward as web transactions associated with the Knight-Ridder newspapers begin, we sign-up additional publications for our ASP business, and we continue to experience growth in web-site transaction volume. However, increases in revenue may not occur in a timely manner and may not be sufficient to cover our working capital needs. Adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be forced to curtail our existing services, not be able to develop or enhance our products or services, and not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a material and adverse effect on our financial position, results of operations and cash flows.

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

POSSIBLE DELISTING OF SECURITIES FROM NASDAQ

Shares of our common stock are
currently included on the Nasdaq Small Cap Market. However, there can be no assurance that in the future we will meet the criteria for continued listing. Continued listing on the Nasdaq Small Cap Market generally requires that (i) we maintain at least $2,000,000 in net tangible assets, or $35,000,000 in market capitalization, or $500,000 in net income for either the last fiscal year, or two out of the last three fiscal years, (ii) the minimum bid price of the common stock be $1.00 per share, (iii) there be at least 500,000 shares in the public float valued at $1,000,000 or more, (iv) the common stock have at least two active market makers, and (v) the common stock be held by at least 300 holders. On July 2, 2001, we received a letter from Nasdaq putting us on notice that the bid price of our common stock had fallen below their $1.00 per share minimum. On September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and market value of public float continued listing requirements. Under this moratorium, in effect until January 2, 2002, they have withdrawn the July 2, 2001 letter. As a result, Nasdaq will not consider our closing bid prices or market value of public float before January 2, 2002, the date on which Nasdaq will resume enforcement of the maintenance requirements. Currently, our common stock is trading below $1.00. If we are unable to satisfy Nasdaq's maintenance requirements for minimum bid price and market value of public float, for 30 consecutive days, our securities may be delisted from the Nasdaq Small Cap Market within 90 days from the receipt of notification of such deficiency from Nasdaq. In that event, trading, if any, in the common stock and warrants would be conducted in the over the counter market in the so-called "pink sheets" or the NASD's "OTC Bulletin Board." Consequently the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of AdStar, and lower prices for our securities than might otherwise be obtained.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES.

         The Company established a vendor compensation plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 200,000 shares are available for issuance. In the three-month period ended September 30, 2001, 15,520 shares were issued to vendors under the plan relying upon the exemption under sections 4(2) and 4(6) of the Securities Act of 1933 and which represented compensation for the period of $12,390. The vendors have taken the shares for investment.

         On February 16, 2001, the Company issued 593,483 of its authorized but unregistered shares of its common stock to satisfy a Note, dated October 21, 1999, payable to Paulson Capital Corporation in payment of principal and accrued interest totaling $1,186,965. The issuance was exempt from registration, by reason of its being a nonpublic offering, made pursuant to Section 4(2) of the Act.

         On April 6, 2001, the Company entered into an agreement with four accredited investors for the sale, in the aggregate, of 400,000 units at a price of $1.00 per unit. Each unit comprises two shares of the Company's authorized but unregistered common stock and one warrant to purchase an additional share of Common Stock at a per share price of $1.07. The warrants expire on April 5, 2006 and have anti-dilution protection against capital changes. The common stock issued as part of the units sold was exempt from registration, as it was a nonpublic offering, made pursuant to sections 4(2) and 4(6) of the Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:

         Exhibit
         No.      Description
         -------  -----------

         3(i)     Amendment to Certificate of Incorporation, filed on July 11,
                   2001 with the Delaware Secretary of State

b.       Reports on Form 8-K:

         None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  AdStar, Inc.
                                             -----------------------------------
                                                  (Registrant)

Date   November 14, 2001                      /s/ LESLIE BERNHARD
      -----------------------                -----------------------------------
                                                  President & CEO

Date   November 14, 2001                      /s/ CRIS HOPKINS
      -----------------------                -----------------------------------
                                                  Vice President, Finance & CAO