Form 10KSB
period 2001-12-31
ADSTAR COM INC
filed 2002-04-16
CIK 1091599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

                   For the Fiscal Year ended December 31, 2001

|_| Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                        Commission File Number 001-15363

                                  ADSTAR, INC.
                 (Name of Small Business Issuer in its Charter)

                Delaware                                22-3666899
                --------                                ----------
      (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization                Identification No.)

        4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292
        ----------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                  Registrant's telephone number (310) 577-8255

Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
           Title of Each Class                         on Which Registered
           -------------------                         -------------------
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X |

      For the year ended December 31, 2001, the revenues of the registrant were $2,081,000.

      The aggregate market value of the voting Common Stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq Market on March 20, 2002 of $1.20 was approximately $8,472,000.

      As of March 20, 2001, the registrant has a total of 8,248,327 shares of Common Stock outstanding, including 82,078 shares issuable pursuant to the vendor compensation program.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                  ADSTAR, INC.

                            Form 10-KSB Annual Report

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I
     Item 1.   Description of Business...............................................     3
     Item 2.   Description of Property...............................................    14
     Item 3.   Legal Proceedings.....................................................    15
     Item 4.   Submission of Matters to a Vote of Security Holders...................    15

PART II
     Item 5.   Market for Common Equity and Related Stockholder Matters..............    15
     Item 6.   Management's Discussion and Analysis of Operations of Financial
               Condition and Results of Operation....................................    17
     Item 7.   Financial Statements..................................................    23
     Item 8.   Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure..............................................    24

PART III
     Item 9.   Directors and Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.....................    24
     Item 10.  Executive Compensation................................................    27
     Item 11.  Security Ownership of Certain Beneficial Owners and Management........    29
     Item 12.  Certain Relationships and Related Transactions........................    30
     Item 13.  Exhibits, List and Reports on Form 8-K................................    31

                           FORWARD-LOOKING STATEMENTS

      Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of our early stage operations, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. The terms "we", "our", "us", or any derivative thereof, as used herein shall mean AdStar, Inc., a Delaware corporation.

                                     PART I

Item 1. BUSINESS

General

AdStar, Inc., a Delaware corporation ("AdStar" ) provides technology services within the classified advertising industry. Our proprietary software is an integrated suite of applications that electronically connects publishers with the source of their advertising revenue. Our desktop software applications unite both professional advertising agencies and major corporations with the sophisticated publishing software systems installed at major metropolitan newspapers. This gives newspapers the ability to electronically receive classified advertising insertions and seamlessly include the ad in their print and on-line editions automatically. Additionally, we offer a publisher-specific ad-taking Web site service, which is an application service provider ("ASP") product whereby we contract with publishers to design, implement, host, and manage the on-line ad-taking capabilities of their Web sites. We provide all the technical and application expertise, customer support, and security measures that the publisher needs to install our application modules and begin to generate revenue in a short time frame. Our software solutions afford newspapers the ability to increase revenue and are the application of choice for advertisers, because it affords them the ability to effortlessly and quickly compose and format classified ads, price them, schedule them, and electronically send them into the publishing system at multiple newspapers.

Corporate History

AdStar was originally incorporated in New York as AdStar-Services, Inc. a privately held corporation. In 1999, we incorporated AdStar.com, Inc. in Delaware and merged AdStar-Services, Inc. into this entity. We completed an initial public offering of AdStar.com, Inc. common stock in December 1999, receiving net proceeds of approximately $5.4 million. This was followed in September 2000, with a secondary offering of common stock, receiving net proceeds of approximately $2.8 million. In July 2001, we formally changed our name to AdStar, Inc. to more accurately reflect our current business and our plans for future growth. We believe that AdStar, Inc. more closely aligns with the product innovations that we began introducing this year.

The AdStar Software Solution

The new AdStar e-business application suite is an enterprise class, integrated software solution that allows print and on-line publications to electronically receive completed classified advertising copy using the Internet as the communication channel. This new application suite was developed in conjunction with our existing customers, and in response to their need for a software solution supporting both business-to-business (B-to-B) operations and business-to-customer (B-to-C) operations. These software solutions enable our customers to expand the relationships with their customers using a single integrated platform, while increasing sales volumes at reduced costs. Our ASP product provides our customers an opportunity to generate incremental revenue from their on-line business while increasing the number of visitors to their Web site. Our software allows newspapers to turn their on-line presence into an e-commerce-enabled, revenue generating Web site.

Our new e-business application suite includes two main products that can be purchased separately or as a fully integrated software solution:

      o Professional software - This technology is designed for use by the professional marketplace. Specifically, the applications accept transmissions from classified advertising agencies and large corporations using advanced Web-based technology. The software includes sophisticated pricing algorithms to provide for maximum flexibility and intricate design resources to provide unlimited creative capabilities. The recently released Web version of this software has been favorably received. This software solution utilized the Internet as the communication method, which significantly improves the intuitive nature of the application and allows the advertiser to increase the speed of each transmission by utilizing existing high-speed Internet connections. Should a high-speed Internet connection not be available, a desktop version of this software using modem communication is available for installation at the agency or corporation.

      o ASP Web site technology - This technology is a publisher-specific ad-taking Web site service designed to enhance a publication's Web site by allowing the general public to execute transactions to purchase classified advertising. Specifically, it is an integrated application suite that offers visitors to a newspaper's Web page the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. This product allows a publication to completely outsource the classified ad-taking power of their Web site whereby the publication receives incremental revenue at a very low incremental cost. We handle all functions associated with this revenue source. We furnish and host the application suite, run the technology, monitor the transactions throughout the session, handle the payment authorization and settlement process, electronically deliver the ad text to the newspaper, and provide customer service support to the newspaper's customers. We provide all the technical and application expertise, customer support, and security measures that the publication needs to get an application up and running in a short time. Typically, we are able to process many more ads and do so much more quickly and affordably than the publisher could do internally. In addition, this software solution provides tools to evaluate performance, provide additional customer care, and increase future revenue opportunities. We provide the means to deliver highly personalized email communications to existing customers for the purpose of creating additional revenues and creating a profitable, long-term relationship.

Both software products allow transactions to be executed in a secure infrastructure. Our application suite is designed to be quickly integrated into our customer's existing publishing software and readily expands as our customer's needs and business grows. Our products use a single platform to connect and integrate transmissions between multiple browsers and multiple technology standards. In continually ensuring that our AdStar software solution works with all available technology standards, we solve the problems created for our customers because advertisers create and deliver content using ever changing technology with multiple standards, multiple browsers and evolving network infrastructures. By bridging disparate technologies in a way that seamlessly allows for communication and transmission of advertising copy, we alleviate this obstacle for our customers, freeing them to focus on their business.

Both lines of business require fees to customize the AdStar software solution to the technical specifications for each publication. In addition, we charge ongoing monthly fees to manage the ad-taking process, provide technical support, supply a customer service phone room, and manage the entire e-commerce function. The monthly fees include a small hosting fee plus a fee based on transaction volumes and structured in such a way that we are, in essence partnering with our customers. Therefore, when our customer's revenue increases, our revenue will also increase. With this structure, we are able to offer superior service in a manner that is cost effective for publishers of all sizes.

In addition to the AdStar software solution, we have also developed a one-stop marketplace on the Web for the general public to buy classified ads. Through this Web-based national portal, Advertise123.com, the general public can, on a 24/7 basis, compose professional looking classified ads using one of several pre-programmed templates, schedule the ad to run in one or several of over 200 newspapers and 50 state newspaper associations, and purchase the ad using a credit card. We receive a small fee for this service. The number of ads processed through this site continues to increase, although we do not believe that it will reach a critical mass in the foreseeable future.

Background

We began developing the professional software application in 1986, and today have grown to become the preeminent software solution providing large newspapers with the ability to electronically receive classified advertising from advertising agencies and large corporations. Our professional software application has seen numerous technological enhancements over the years, and is still in place at the majority of installations. This technology enables newspapers to reduce the amount of manual effort required to publish an ad and eliminates newspaper typographical errors. Our software allows newspapers to process more ads accurately while under tight time constraints at deadline and thus realize greater revenue. Our remote entry version of this software is currently in use at more than 40 large metropolitan newspapers linked to more than 1,500 advertising agencies and numerous large corporations. Our customers include such highly respected publications as The New York Times, The Los Angeles Times, The Chicago Tribune, The Atlanta Journal & Constitution, and The Miami Herald.

During 1999 and 2000, we designed, engineered, and marketed Advertise123.com, a one-stop marketplace on the Web for advertisers to buy classified ads. By accessing our Web site, we enable advertisers to plan, schedule, compose, and purchase classified advertising from a large number of print and on-line publishers using one simple interface. Our service permits both advertising agencies and consumers, including the general public, to create and submit to one or many publications any number of classified ads, 24 hours a day, seven days a week, using any standard Web browser.

This Web-based service, Advertise123.com, is an outgrowth of our historical business as the largest provider of remote entry for classified ads into newspapers in the United States. Since 1986, we have offered advertising agencies the ability to process classified ads electronically with a number of the largest newspapers in the United States. Our historical business enables professional advertisers to electronically input, format and price ads. It is based on a software system that we developed which is currently installed on computers used by 43 newspapers and more than 1,500 advertising agency and advertiser locations. Using this system, we have become the largest provider of remote entry for classified ads into newspapers in the United States. We estimate that in 2000, more than $300 million in classified ads were placed in newspapers using our remote entry system and in 2001 that number has grown to $400 million. We believe we have enjoyed our leadership in the remote entry ad placement business because of the extremely difficult process of properly formatting, pricing and scheduling an ad and finding a way to send this ad to a classified system without seriously impeding the processing demands of both the automated systems and human processes involved.

We received our first transaction fees from Internet business in June 1999 with one on-line publication available on the Advertise123.com site. At the end of 1999, we had five print and one on-line publications available on the site. By the end of 2000, we had over 280 print publications and newspaper networks and 30 on-line publications available. In October 2000, we achieved our target coverage in the top 100 designated market areas ("DMAs") in the U.S. In addition, in 1999 and 2000, we powered approximately $550,000 and $4,383,000, respectively, of classified advertising through our classified advertising marketplace, Advertise123.com, and private-label ad-taking sites built and powered by us.

Although the volume and dollar value of ads placed through our Advertise123.com portal continued to grow, the margins on this business were not sufficient to sustain a business. Therefore, at the beginning of this year, we evaluated the results of our prior business model and made the adjustments necessary to generate increased revenue in 2001 and significantly improve our margins. During 2001, we introduced our new AdStar e-business application suite. Those customers who have installed our new software are enthusiastic about the results they've experienced, and we are continuing to market this product to the newspaper industry.

AdStar Business Strategy

The past year has been a rebuilding year for us. At the beginning of 2001, we critically evaluated our existing business strategy, the products we offered our customers, the state of the industry in which we operate and our role within that industry. What we discovered was that our strength lies in our knowledge of the numerous technologies and communication channels utilized by our customers, and our ability to unite diverse advertisers with equally diverse advertising media. To capitalize on this strength, we developed our ASP product and added a Web-based platform to our professional product.

Our goal is to leverage the classified ad-taking knowledge we've gained over the past 16 years and the complex technology we've developed during that same time to continue to be the preeminent supplier of technology that connects publishers with the source of their advertising revenue. Advances in Internet technology, digital technology, and the public's demand for more interactive Web sites puts us in a unique position to capitalize on the foundation that we have already built.

To execute the principal strategy developed in 2001, we will continue to aggressively pursue the following:

      o Focus our sales efforts at large and middle tier publications who we believe have more than five full-time ad-takers and the ability to process 200 or more ads on-line each month;

      o Aggressively market our ad-taking platform to media companies and vertically integrated on-line businesses, consistently showing evidence of its cost effectiveness;

      o Pursue licensing, partnership and reseller relationships with national and state newspaper associations;

      o Pursue licensing, partnership and reseller relationships with classified system vendors;

      o Pursue licensing, partnership and reseller relationships with on-line service aggregators focusing on the publishing industry; and

      o Enter into arrangements with companies offering complementary technologies, such as digital photo technology where we receive additional fees when advertisers access these services through our transaction engine.

Our strategies involve certain risk. We may be unable to implement our strategies, and our strategies, even if implemented, may not lead to successful achievement of our objectives. If we are unable to implement our strategies effectively, our business may be harmed.

Customers and Marketplace

According to the Newspaper Association of America, classified advertising reached $19.6 billion in 2000, a 5% increase over 1999. Despite this level of activity, the vast majority of classified ads published continue to be submitted to the publisher by telephone, fax, email, mail, or messenger. The publisher must provide personnel to receive the ad, enter the ad into its computer system, provide price information, and collect payment from the advertiser through direct billing or, for certain classes of advertisers, by credit card charge. This ad placement process must be repeated by the advertiser for each ad purchased and, when ads are placed in multiple publications, for each publication. In addition to the considerable processing cost to both the advertiser and the publisher, publishers sometimes are required to refund or give credits for all or a portion of their fee as a result of errors in input.

Our Web technologies eliminate much of these inefficiencies by allowing advertisers to electronically:

      o Select publications for ad placement, including both print and on-line media;

      o     Compose and format ads using formats supported by each publication;

      o     Preview the ad as it will appear in each publication; and

      o     Specify editions and scheduled publication dates.

On-line ad-taking technologies are taking on an increasing degree of complexity. First, publications are moving toward cross media classified ad publication (the ability to simultaneously place an ad in multiple media vehicles such as in a print and on-line publication). Second, classified system integration remains difficult because more than 10 major technology vendors exist, each supplying highly customized publishing software systems to the print publication industry. Each of these systems handles ads differently and each publication will require the technology vendor to customize their product extensively to meet the needs of the publication.

We have managed these and other complexities successfully for more than 16 years. Our software solutions have been designed to work with all major vendors' publishing software. We have transferred this integration experience to our Web portal Advertise123.com, where we take standard and contract advertisers' ads and send them directly into classified systems. AdStar has entered into agreements and is in the process of implementing digital image capability through an alliance with Internet Pictures Corporation (nasdaq: IPIX(R)), using their Rimfire(R) photo solution.

Competition

Due to the complexities of the classified ad-taking process, we have not experienced extensive competition to date. However, over the past year Web-based ad-taking has become more accepted in the industry and as a result, other software vendors, including publishing system vendors have begun to develop technologies that may compete directly with our products. Many of these potential new competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. We cannot guarantee that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material and adverse effect on our financial position, results of operations and cash flows. We also expect that large media companies may decide to design, create, and program software internally that will allow them to manage the Web-based classified ad-taking process internally.

Our ability to compete will also depend upon our ability to continually improve our products and services, the enhancements we develop, the quality of our customer service, and the ease of use, performance, price and reliability of our products and services.

Intellectual Property

We regard our intellectual property as critical to our success, and we rely upon trademark, and trade secret laws in the United States to protect our proprietary rights. We have established trademark rights in various forms of the mark ADSTAR and ADVERTISE123.COM, based on our use of these marks and our ownership of incontestable United States trademark registrations.

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

In the past, we have licensed elements of our trademarks, trade dress and similar proprietary rights to third parties, and we expect to do so in the future. While we attempt to ensure that the quality of our name and brand are maintained by our business partners, we cannot guarantee that these partners will not take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our software solutions and technologies.

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

Employees

As of March 15, 2002, we had 19 full-time employees, including 3 in executive management, 6 in technical services, 7 in Web operations and customer support, and 3 in finance and administration. We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good. We are currently staffed at an appropriate level to implement and carry out our business plan for the next 12 months.

          CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

      The following factors may affect the growth and profitability of AdStar and should be considered by any prospective purchaser of AdStar's securities:

Our Ability To Sustain Our Operations And Ultimately Attain Profitability Could Be Adversely Affected If We Are Not Able To Generate New Significant ASP Revenues.

      It is uncertain as to whether we can transform our business to one generating new significant revenues from our ASP services. The uncertainty includes risks as to whether we will be able to:

      o attract a sufficient number of publishers for our new publisher specific ASP ad-taking services to permit profitable operations;

      o     develop profitable pricing models for our volume related fees;

      o     respond effectively to competitive pressures; and

      o     attract, retain and motivate qualified personnel.

Our failure to address these risks successfully could adversely affect our ability to sustain our operations and ultimately attain profitability.

Our Unproven On-Line Business Model May Not Generate Expected Revenues.

      Because we have limited Internet experience, we cannot accurately forecast the source, magnitude or timing of our future revenues. Current expectations are that we will generate revenue from:

      o hosting and transaction fees for ads processed through our ASP product,
      o installation fees from publishers installing our new publisher specific ad-taking Web site services;
      o fees from publishers to process classified advertising utilize our professional software product.

Our expectations with respect to future revenues are principally based on our ability to attract advertisers and publications. In particular, our assumption that we will not encounter any significant resistance by publishers to accepting Web-based ads may be wrong. Publishers might view transactions in which we charge a transaction fee as reducing the amounts they would receive if they obtained the ads directly. Conversely, advertisers may be reluctant to pay a mark-up to published classified advertising rates. If because of these factors, the revenues are not generated in the amounts and within the time periods necessary to sustain our operations, the prospects for our ASP, on-line business will be seriously compromised.

We Have A History Of Losses And Until We Are Able To Significantly Increase ASP Revenues We Expect Continued Losses.

For the years ended December 31, 1998, 1999, 2000 and 2001 we incurred net losses of approximately $69,000, $2,865,000, $4,629,000, and $1,884,000,
respectively. Our 1998 and 1999 losses were principally attributable to expenses incurred in starting our on-line business and expenses incurred in an abandoned Fall 1999 securities offering. Our 2000 loss was principally attributable to expenses incurred in expanding our on-line business, and our 2001 loss was principally attributable to our shift in focus from an on-line business to an ASP business. We expect to continue to incur losses until we are able to increase our revenues significantly from fees based on the number of ad purchases transacted through our ASP product. Our operating expenses are expected to continue to increase in connection with our proposed expanded activities. Our future profitability will depend on our ability to increase our transaction and service revenues while controlling our costs. We may not be able to achieve profitability.

The Growth Of Our Historical AdStar Business Is Limited And May Not Be Able To Sustain Our Operations On Its Own.

      Our historical AdStar remote ad entry business is limited both in current size and growth potential due principally to the installation, training and on-going support costs at advertiser sites and the requirement that advertisers separately dial-up each publication in which they intend to buy an ad. Our ability to achieve sufficient revenues to justify the expectations of our investors is dependent on the success of our professional software product which we believe eliminates these barriers. Our belief that we can successfully expand our business by migrating to an Internet delivery system and providing publisher specific site design, customization, implementation and management services may not be correct.

We May Be Unable To Obtain The Additional Capital Required To Grow Our Business Which Would Have An Adverse Effect On The Successful Implementation Of Our Planned Business Expansion.

      Our ability to grow depends significantly on our ability to attract publishers to sign-up for ASP product, which means having an adequate sales and marketing budget and adequate funds to continue to enhance our Web sites and ad-taking technology. If the actual cost of attracting publishers, and enhancing our Web sites and ad-taking technology are higher than projected or the revenues from our operations fall below our current expectations, we may need additional financing in the near future. In either event, if our revenues are insufficient to provide the necessary cash flow for ongoing operations, we will need to seek additional capital from public or private equity or debt sources to fund our growth and operating plans and respond to other contingencies. We may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding, which would have an adverse effect on the successful implementation of our planned business expansion.

We Are Vulnerable To Breakdowns In Service Which Could Cause Our Customers And Prospective Customers To Lose Faith In Our Ability To Service Their Needs.

      As a business delivering certain services via the Internet, we are vulnerable to breakdowns and interruptions in Internet transmission which could disrupt our ability to provide continued and sustained support to advertisers and publishers. We have not yet suffered any serious breakdowns in service. If because of interruptions our customers and prospective customers lose faith in our ability to service their needs, they may choose more traditional means for placing their classified ads, may turn to our competition, or may choose to no longer outsource their Web-based ad-taking functions and instead perform the services in-house. If this were to occur, we would not be successful in building an on-line business.

Our Ability To Compete Effectively And Operate Profitably Cannot Be Assured Because Our ASP Business Could Face Competition From Many Sources.

      We are unaware of any major company that provides a centralized publisher specific ad-taking Web site services for the selection, transaction and processing of classified ads or to multiple print and on-line publication technology. Those publishers that accept and process ads by traditional means like telephone, facsimile transmission and printed copy submissions are potential competitors. Our ability to compete successfully will depend on the perceived convenience of our services, ease of use and the amount of fees we charge. In addition, companies not now in the business of providing on-line remote ad entry but possessing more capital resources than we do may seek to develop their own technology and enter into the business of offering a similar broad based, centralized on-line classified ad placement services to ours. Some of these companies could have longer operating histories, greater name recognition, larger customer bases and significantly greater technical and marketing resources than we have. As a result, they may be able to respond more quickly than we can to new or emerging technologies and can devote greater resources than we can to development, promotion and sale of their services. Faced with this type of competition, our ability to compete effectively and operate profitably cannot be assured.

Our Limited Experience May Affect Our Ability To Deal Effectively With Technological Change Which Could Materially and Adversely Affect Our Business.

      Our on-line business is characterized by:

      o     rapidly changing technology;
      o     evolving industry standards;
      o     frequent new product and service announcements;
      o     introductions and enhancements; and
      o     changing customer demands.

These market characteristics are heightened by the emerging nature of the Internet, Internet advertising, Internet transactional activity, and in particular by our limited experience and short operating history in this market. For these reasons, our future success depends on:

      o our ability to adapt the rapidly changing technologies to the needs of our advertising and publishing clients; and
      o our ability to continually improve the performance, features and reliability of our on-line services.

      Furthermore, we do not know if we will have the experience and talent to overcome technical difficulties that may arise from time to time that could delay or prevent the successful design, development, testing, introduction or marketing of software solutions, or that any new software solutions or enhancements to existing software applications will adequately meet the requirements of our current and prospective customers and achieve any degree of significant market acceptance. If we are unable, for technological or any other reasons, to develop and introduce new software solutions or enhancements to existing software solutions in a timely manner or in response to changing market conditions or customer requirements, or if our software solutions or enhancements contain errors or do not achieve a significant degree of market acceptance, our financial position, results of operations and cash flows could be materially and adversely affected.

We May Be Unable To Manage Our Growth.

      Our business plan contemplates a sizable increase in the advertisers and publishers using our on-line services. In the event we need to increase the number of our employees beyond current levels, the recruitment, training and integration of these persons into our operations will place a significant strain on our managerial, operational and financial resources. We cannot guarantee that we will be able to manage effectively the expansion of our operations, or that our personnel, systems, procedures and controls will be adequate to meet our anticipated future operations. If this were to occur, it would materially and adversely affect our business and prospects.

We May Not Be Able To Retain Key Existing Employees Or Attract The Large Number Of Additional Employees Essential To The Success Of Our New On-Line Business.

      Our performance is substantially dependent on the performance of our management and key technical personnel and on our ability to attract the new Internet-oriented employees required in the implementation of our business plan. The competition for Internet-oriented people of the type we will be seeking is intense and we may be hard pressed to find the personnel needed as fast as we need them. If we are unable to retain our key existing employees or to attract, hire and assimilate the qualified employees we will be seeking, the growth of our on-line business will be arrested and we will not be able to meet the projected revenue increases within the time period contemplated in our business plan, if at all.

Our Business Could Be Adversely Affected If The Services Of Either Our Chief Executive Officer Or Chief Technology Officer Become Unavailable To Us.

      We are dependent on the continuing efforts of our President and Chief Executive Officer, Leslie Bernhard, and our Executive Vice President and Chief Technology Officer, Eli Rousso. Our business may be adversely affected if the services of either officer become unavailable to us. While we have obtained a key-man life insurance policy on the lives of both Leslie Bernhard and Eli Rousso in the amount of $850,000 each, this amount may not be sufficient to offset the loss of their services.

We Are Vulnerable To Potential Lawsuits Regarding Ad Content Or System Failure.

      Because we facilitate the placement of advertisements in print and on-line publications, potential claims may be asserted against us for negligence, defamation or personal injury, or for reasons based on other theories, due to the nature of the content of these advertisements. Our technology does not contemplate our reviewing classified advertisement content processed on our Web sites for libelous or other statements that might give rise to possible liability. This role has been fulfilled historically by each publication and we expect the publications will continue to monitor their ads. Although we carry general and professional liability insurance, our coverage may not cover potential claims or may not be adequate to indemnify us fully. Any imposition of liability or legal defense expenses that are not covered by insurance or that are in excess of our insurance coverage could place a strain on our available cash resources, could seriously jeopardize the success of our business plan and could materially and adversely affect our financial position, results of operations and cash flows.

Our On-Line Businesses Have A Limited History And May Not Be Successful.

      We did not begin to offer our technology over the Internet until June 1999 and offered only a limited number of publications from which to purchase classified advertising until March 2000. Moreover, we know of no other major company that accepts classified ads on-line for publication both on-line and in print. Accordingly, we cannot guarantee that we will be able to generate the public interest necessary to sustain our business model.

We May Not Be Able To Protect Our Proprietary Rights.

      We believe that our future success will depend, in part, on our ability to develop proprietary rights with respect to our systems and services including domain names, trademarks, trade names, service marks and copyrights. This is particularly true with respect to our Web-based service technology. We do not currently own any patents or patent applications on our technology and we have no assurance that our rights to that technology are patentable or otherwise protectable. Moreover, there is no assurance that others might not develop alternate technologies that might be more effective than ours regardless of whether or not we obtain patent protection.

      Despite our existing trademark rights in the marks AD-STAR, ADSTAR, and Advertise123.com, the marks remain susceptible to trademark infringement due to the frequent illicit use and piracy of trademarks by "cybersquatters" on the Internet. Although we own the domain names Advertise123.com and ADSTAR.com, there remains the risk that third parties will seek to register our marks AD-STAR and Advertise123 in the other "top level" domains, e.g., .org, .net, and ..gov, or that they will register close copies of our marks.

      Furthermore, we cannot guarantee that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. If for any of the above reasons we are deprived of any proprietary rights to our technology or trade style, our prospects for success may be seriously and adversely affected.

If Others Develop Alternate Technologies, Or Use Our Technology Without Our Authorization, Our Business, Results Of Operation And Financial Position Could Be Materially And Adversely Affected.

      We do not currently own any patents or patent applications on our technology and we have no assurance that it will not be used by others without our authorization. Moreover, there is no assurance that others might not develop alternate technologies that might be more effective than ours whether or not we obtain patent protection. If others develop alternate technologies or use our technology without our authorization, our results of operations and financial position could be materially and adversely affected.

Natural Disasters Which Disrupt Our Services Could Have An Adverse Effect On Our Business, Results Of Operations And Financial Condition.

      Our operations and services depend on the extent to which our computer equipment and the telecommunications infrastructure of our third-party network providers is protected against damage from fire, earthquakes, power loss, telecommunications failures, and similar events. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access is located in the Los Angeles, California area. Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster or other unanticipated problems at our network hub, or a third-party network provider point of presence could cause interruptions in the services that we provide. If disruptions occur, we may have no means of replacing these network elements on a timely basis or at all. We do not currently maintain back-up Internet services or facilities or other back-up computing and telecommunications facilities. Extensive or multiple interruptions in providing users with Internet access is a reason for user to decide to stop using access services. Accordingly, any disruption of access services in general, or our service specifically, due to systems failure could have an adverse effect on our business, results of operations and financial condition. Furthermore, we do not currently have any business disruption insurance.

Our Corporate Documents May Limit Rights Of Stockholders.

      Our Board of Directors has the authority to issue up to an additional 3,556,543 shares of preferred stock without any further vote or action by our stockholders, and to determine the price, rights, preferences, privileges and restrictions, including voting rights of these shares. Since the preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights accompanying shares of our common stock, the rights of the holders of shares of common stock will be subject to, and may be adversely affected by, the superior rights of the holders of preferred stock. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock. Furthermore, certain provisions of our Certificate of Incorporation, and certain provisions of our Bylaws and of Delaware law, could have the effect of delaying or preventing a change in control of the corporation which the stockholders may deem to be in the best interests of AdStar.

If Our Shares Of Common Stock Are Removed Or Delisted From The Nasdaq Small Cap Market, The Ability Of Stockholders To Sell Our Common Stock And Warrants In The Secondary Market Could Be Restricted.

      The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on The Nasdaq Stock Market. If our shares of common stock are removed or delisted from The Nasdaq Small Cap Market, the security may become subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As such, the "penny stock" rules, in the event our securities are delisted from The Nasdaq Small Cap Market, may restrict the ability of stockholders to sell our common stock and warrants in the secondary market.

If We Are Unable To Satisfy Nasdaq's Maintenance Requirements, Our Common Stock May Be Delisted From Nasdaq Which Could Impair The Liquidity And The Value Of Our Common Stock.

      While the shares of common stock met current Nasdaq listing requirements when initially listed and are currently included on Nasdaq, there can be no assurance that we will meet the criteria for continued listing. Continued listing on Nasdaq generally requires that (i) we maintain at least $2,000,000 in net tangible assets, or $35,000,000 in market capitalization, or $500,000 in net income for either the last fiscal year, or two out of the last three fiscal years, (ii) the minimum bid price of the common stock be $1.00 per share, (iii) there be at least 500,000 shares in the public float valued at $1,000,000 or more, (iv) the common stock have at least two active market makers, and (v) the Common Stock be held by at least 300 holders. In February 2002, we received a letter from Nasdaq putting us on notice that the bid price of our common stock had fallen below their $1.00 per share minimum. Although this situation has subsequently corrected itself, at this time we have not received notification from Nasdaq that this matter is closed. If we are unable to satisfy Nasdaq's maintenance requirements, our securities may be delisted from Nasdaq. In that event, trading, if any, in the common stock and warrants would be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "OTC Bulletin Board." Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of AdStar, and lower prices for our securities than might otherwise be obtained.

Item 2. Description of Property

      Our offices are currently located in two separate facilities. The principal office in Marina del Rey, California consists of an aggregate 8,450 square feet, of which approximately 5,000 has been sub-let. Offices for the east coast technical services department are located in Syosset, New York, consisting of approximately 1,400 square feet. Additionally, in July 2000, we entered into a lease consisting of approximately 1,700 square feet in Lyndhurst, New Jersey. In May 2001, we assigned all rights in this lease to Dominion Telecom, Inc., however we remain secondarily liable on this lease. These three existing leases expire on March 31, 2005, August 31, 2002, and November 30, 2005, respectively. The aggregate monthly rent, net of the current sub-lease and assignment, is approximately $13,000. We believe that if these leases are not renewed, satisfactory alternative space will be available.

Item 3. Legal Proceedings

      We are not currently a party to any legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      (a) Market Information

      AdStar's Common Stock commenced trading on The Boston Stock Exchange and The Nasdaq Small Cap Market under the symbol "ADST" in January 2000. The following table sets forth the high and low bid information for each quarter from January 18, 2000, through March 31, 2002. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                    Bid Information
                                                    ---------------
      Price range of Common Stock                  High          Low
---------------------------------------------------------------------------
2000

First quarter(commencing January 18)             $11.000       $6.250
Second quarter                                     7.375        3.125
Third quarter                                      4.750        1.500
Fourth quarter                                     1.688        0.531

2001

First quarter                                      1.531        0.500
Second quarter                                     1.590        0.530
Third quarter                                      0.950        0.520
Fourth quarter                                     0.880        0.520

2002

First quarter                                      1.440        0.450

      (b) Holders

      As of March 20, 2002, the number of record holders of the Preferred and Common Stock of AdStar was one and 37, respectively. AdStar believes that there are more than 800 beneficial holders of the Common Stock.

      (c) Dividends

      The holders of Common Stock are entitled to receive such dividends as may be declared by AdStar's Board of Directors. During the years ended 2000 and 2001, AdStar did not pay any dividends, and it does not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of AdStar's Board of Directors and will depend on, among other factors, retained earnings, capital requirements, and the operating and financial condition of AdStar.

Recent Sales of Unregistered Securities.

      AdStar established a vendor compensation plan whereby it may compensate vendors who are accredited investors, as defined under Rule 215 of the Securities Act of 1933, in shares of its common stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. During 2000 and 2001, 97,000 and 119,000 shares, respectively, were issued to vendors under the plan relying upon the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933 and which represented compensation of $196,000 and $90,000, respectively. In addition, warrants to purchase 50,000 shares at $1.50 and 50,000 shares at $2.00 were issued to a vendor in 2001.

      In February 2001, AdStar issued 593,483 of its authorized but unregistered shares of its common stock to satisfy a Note, dated October 21, 1999, payable to Paulson Capital Corporation in payment of principal and accrued interest totaling $1,186,966. The issuance was exempt from registration, by reason of it being a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

      In April 2001, we entered into an agreement with 4 accredited investors for the sale, in the aggregate, of 400,000 units at a price of $1.00 per unit. Each unit comprises two shares of AdStar's authorized but unregistered common stock and one warrant to purchase an additional share of Common Stock at $1.07 per share. The warrants expire on April 5, 2006 and have anti-dilution protection against capital changes. The common stock issued as part of the units sold was exempt from registration, by reason of it being a nonpublic offering, made pursuant to Section 4(2) and 4(6) of the Act.

      From October 2001 through January 2002, AdStar sold 1,300,000 shares of its common stock through a private offering priced at a price of $0.50 per share. These shares were sold to accredited investors, as defined under Rule 215 of the Securities Act of 1933, and required a minimum investment of $25,000. Through year-end, 1,000,000 shares had been sold and are reflected in our financial statements included herein. In connection with this offering AdStar issued warrants to purchase 130,000 shares of its common stock, at $0.75 per share, as part of the placement agent fees. The warrants expire on January 16, 2007 and have anti-dilution protection against capital changes. This offering was exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

      In January 2002, AdStar issued to Morse, Zelnick, Rose and Lander LLP, AdStar's legal counsel, 114,545 shares of restricted common stock, issued at fair market value in full settlement of a $62,500 liability included in the year-end financial statements.

      In February 2002, AdStar sold to an accredited investor (as previously defined) 100,000 shares of its Common Stock at a price per share equal to 85% of its per share closing price on January 31, 2002 ($0.50). In connection with this sale AdStar issued warrants to purchase 10,000 shares of its Common Stock, at $0.75 per share, as part of the placement agent fees. The warrants expire on January 31, 2007 and have anti-dilution protection against capital changes. This sale was exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

      In March 2002, the Board of Directors approved the sale of 1,443,457 shares of our Series A Preferred Stock to Tribune Company for an aggregate purchase price of $1.8 million. These shares currently convert on a 1:1 basis. Shareholders of Series A Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and as a single class with the Common Stock. The holders of Series A Preferred Stock are entitled to one vote for each share of Common Stock issuable upon conversion.

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

Overview

The past year has been a rebuilding year for us. During the first quarter of 2001, we critically examined the processing capabilities of our existing software modules and identified potential new commercial applications that could be developed using our existing technology as a starting point. With these changes in mind, we repositioned our products, moving away from the idea of the Internet as a stand-alone business category, and moving towards the idea of the Internet as an extremely efficient and flexible communication channel. We recognized that this technology can be utilized to greatly enhance the functionality of the software we licensed to our existing customer base, as well as expand into new areas where our technology can be used to connect advertising outlets with advertisers. Our historical business continues to be used by hundreds of recruitment agencies and volume advertisers. It only made sense that we should capitalize on this success and the reach our product encompasses within advertising agencies.

In working with our customers, we recognized there was a great demand for our Web-based technology within the newspaper industry to run the online classified ad-taking abilities at our customer's Web sites under a private label branded site concept. Therefore, we revised our business model to embrace these concepts, and we focused on the immediate needs of our customers. While doing this, we also made sure that our technology remained flexible to allow for changes as the needs of our customers change and as we develop product extensions and new lines of business based on our existing technology and expertise.

We adopted our marketing and sales strategies to our new Web-based ad-taking ASP product, and began marketing the product in June 2001 and found that it was well received by our customers. During 2001, we implemented our Web-based classified ad-taking ASP product at 14 new metropolitan newspapers. Given the severe downturn in advertising revenue in 2001, we were told by many potential customers that implementing our ASP product will need to wait until their advertising revenue has returned to more normal levels.

The second transformation we made to our existing technology was to create an application that would utilize the Internet as the communication channel. In designing these improvements, we were able to add complementary improvements to the technology that improved functionality and allowed for intuitive page interfaces. We began to roll out this product in August 2001, however the events of September 11th delayed implementation. However we are once again on track to deploy this technology and will begin to actively market this upgrade in 2002.

In March 2002, we entered into an agreement with Tribune Company to provide Web-based recruitment ad sales technology to all major market Tribune newspapers, including Chicago Tribune, Los Angeles Times, and Newsday, and to provide customization services to CareerBuilder, a Tribune Company affiliate. Under this arrangement, we will customize our existing application suite to expand its capabilities and provide additional functionality in exchange for the exclusive right to administer the recruitment advertising.

In addition to the enhancements developed for our base technology, we continued to actively explore and develop new revenue sources during the year. In May 2001, we entered into an agreement with eBay, Inc. to provide the technology behind eBay Seller Classified, a service that allowed eBay sellers to advertise their items in a dedicated eBay sellers section of newspaper classifieds. The technology was developed and successfully deployed at two newspapers, the Star Tribune, serving Minneapolis and St. Paul and at the St. Petersburg Times, the largest daily newspaper in Florida. Our technology successfully extracted information from dispersed databases hosted in varying locations to create and deliver display advertising to the publishing system of newspapers. Although the technology successfully executed the transactions, eBay has since focused their energies elsewhere, and has recently informed us that they are not interested in continuing this offering. We will continue to explore new revenue sources that utilize the underlying technological concepts that we developed to power our core businesses.

In addition to repositioning our software products during 2001 to generate increased revenue, we significantly reduced our operating costs. The benefits derived from the staff reductions we put into place during the 4th quarter of 2000 and the 1st quarter of 2001, took effect beginning in the second half of 2001. Additionally, we further reduced expenditures on additional Web site development except for targeted service offerings. There can be no assurance that our new product offerings or the arrangement with Tribune Company will be successful in generating revenues sufficient to support our operating expenses.

Prior to the development of our Web business, revenues had been generally sufficient to support our historic business. In developing our Web-based system we began to incur expenses in 1998 that could not be offset by the revenues generated by our historic business. These expenses caused us to incur losses in 1998, 1999, 2000 and 2001. Our future success is dependent upon our ability to substantially grow revenues to the point where we can fund the current level of operations. To this end, our plans have included expanding the products and services offered to our customers by building on our proprietary software processes and unique position within the industry. We feel that there is significant opportunity to increase revenues by offering the Web software and services that we had initially developed for ourselves to print publications as an application service provider ("ASP") (see Business in part I).

Results of Operations

The following table sets forth the results of operations expressed as a percentage of net revenues.

                                                     Year Ended December 31,
                                                  -----------------------------
                                                  1999        2000         2001
                                                  ----        ----         ----
Net revenues ...........................          100%        100%         100%
Cost of revenues........................           61%         71%          39%
                                                  ---         ---          ---
Gross Profit ...........................           39%         29%          61%

Selling expense.........................           48%        104%          32%
Administrative expense .................           91%        165%          90%
Development costs ......................           62%        101%          31%
Abandoned offering costs, net ..........           12%         --           --
                                                  ---         ---          ---
Loss from operations....................         -174%       -341%         -91%
Interest income (expense)...............          -23%          4%           1%
                                                  ---         ---          ---
Loss before taxes.......................         -197%       -337%         -90%
Provision for taxes.....................           --          --           --
                                                  ---         ---          ---

Net loss ...............................         -197%       -337%         -90%
                                                  ===         ===           ==

Years Ended December 31, 2001, 2000 and 1999

Revenues

Net revenues increased to $2,081,000 in 2001 from $1,375,000 in 2000 and $1,454,000 in 1999. These levels represent a net increase of 51% for 2001 over 2000 and a net decline of 5% for 2000 over 1999. The dramatic increase in revenue in 2001 is due to the introduction of our new publisher-specific ad-taking Web site application service provider ("ASP") product. During 2001, we received in excess of $286,000 in monthly hosting and processing fees, and $215,000 in programming service fees. This increase is attributable primarily to an agreement entered into in July 2001, with Knight-Ridder, Inc. to provide our ASP services for five of their major newspapers, and to provide programming services to integrate our software products into their legacy publishing software. Software customization and modifications in connection with our core Professional product, as well as the related license fees and end-user support revenues increased in 2001 to $1,384,000 from $1,093,000 for 2000 and $1,286,000 for 1999. This growth is due to a January 1, 2001 price increase for the monthly fees associated with our core Professional business products, and an increase in the amount of additional customization work requested by our long-standing customers, for which we charge on a time and materials basis.

Cost of Revenues

Cost of revenues consists primarily of the cost of running our Internet software, including the cost to install and manage activity through our ASP product, as well as the cost to configure and customize the AdStar software at the publishing systems of newspapers, to configure end-user software for the newspaper's advertiser clients, to provide customer training and end-user support, and to pay costs of hardware sales and royalty fees. These costs decreased by 17% to $806,000 in 2001 as compared with

$973,000 for 2000 and 9% as compared with $882,000 in 1999. Personnel costs associated with cost of revenues decreased to $480,000 in 2001 compared to $792,000 in 2000 and increased from $429,000 in 1999. As we increased revenues we were able to achieve efficiencies from the computerization of certain functions previously performed manually.

Selling Expense

Selling expense consists primarily of costs for advertising, sales promotion, marketing, and trade shows ("direct charges"), as well as the cost for personnel in business development, sales and marketing. Selling expenses decreased to $656,000 in 2001 as compared with $1,429,000 in 2000 and $691,000 in 1999. The decrease was due to the implementation of a more targeted selling effort aimed at media conglomerates, as we moved away from creating awareness for our Web site. The personnel and work force related expenses decreased to $384,000 in 2001 from $1,119,000 in 2000 and $533,000 in 1999, primarily due to the elimination of the consumer/retail sales function. Direct charges decreased to $272,000 in 2001 from $310,000 in 2000 and increased from $158,000 in 1999 as we refocused our selling efforts towards the publishing industry.

Administrative Expense

Administrative expense consists primarily of the cost of executive, administrative, technical operations and accounting and finance personnel as well as general corporate expenses. Administrative expenses decreased to $1,882,000 from $2,269,000 in 2000 and increased from $1,335,000 in 1999.
Personnel related costs decreased to $1,062,000 from $1,692,000 in 2000 and increased from $374,000 in 1999. Our personnel additions occurred in mid 1999 and were primarily in technical operations, administration and management. We have since curtailed these costs significantly through reductions in workforce levels.

Development Costs

Development costs consist of expenses to identify functional requirements, to create content and to populate databases for our Advertise123.com Web site and the ASP private label sites, and to plan, identify and conceptually design the required technical infrastructure. The costs began in 1999 and consist primarily of technical and design consultants as well as personnel costs. Development expense decreased to $640,000 in 2001 from $1,387,000 in 2000 and $904,000 in
1999, as we had moved past the planning stages of our primary Web product, and thus no longer incurred significant costs for these functions. The personnel and consultant related expenses decreased to $537,000 in 2001 from $777,000 in 2000 and $672,000 in 1999. We scaled back our use of design consultants beginning in the third quarter of 2000.

Abandoned Offering Costs, net

In September 1999, a proposed public offering of our securities was declared effective but did not close. In connection with that offering we incurred expenses of approximately $672,000. We also received $500,000 in reimbursement of expenses from the representative of the underwriters, which has been recorded net of the actual expenses incurred.

Interest Income (Expense), net

Interest expense decreased to $19,000 in 2001 from $81,000 in 2000 and $345,000 in 1999 as a result of our ability to reduce the debt that had been outstanding prior to our initial public offering. Our 12% convertible notes were converted into common stock in December 1999 when we closed our initial public offering. In addition, we repaid the 14% and 10% notes with proceeds from that offering in December

1999 and January 2000, respectively, and in February 2001, converted a $1,100,000 short-term note outstanding to equity. Our interest expense in 2001 relates primarily to our line of credit obtained in October 2001 and our capital leases. Interest income was $43,000 in 2001 compared to $140,000 in 2000 and $11,000 in 1999, due to less cash available for investment in 2001.

Liquidity and Capital Resources

Prior to 1999 we financed our business primarily from cash generated by operations. Subsequently, we financed our operations through debt and equity financing. In 2001, 2000 and 1999, we raised net proceeds of $694,000, $2.75 million and $7.5 million, respectively, in equity financings. As of December 31, 2001, we have current assets of $842,000, which consisted of cash and cash equivalents, and restricted cash of approximately $457,000, and accounts receivable, net of allowance for doubtful accounts, of $210,000. The $457,000 in cash and cash equivalents and restricted cash at December 31, 2001 is a net decrease of $1,250,000 since December 31, 2000. The net decrease in cash and cash equivalents and restricted cash resulted from $1,181,000 used in operations, and $715,000 used to develop our Web site, and purchase property and equipment, partially offset by a net amount of $701,000 received from financing activities, including two private placements of our common stock which totaled $ 694,000 in net proceeds at year end. At December 31, 2001, current liabilities were $1,022,000. In March 2002, we raised an additional $1.8 million in equity financing through the issuance of Series A Preferred stock, which served to bring our working capital positive and allowed us to satisfy our current obligations.

Net cash used in operations was approximately $1,181,000 during 2001, compared with net cash used in operations of $4,595,000 during 2000 and $1,564,000 in 1999. During these years, revenues were not sufficient to cover expenses. During 2000 and 1999, we incurred substantial expenditures to design and enhance the operations of our on-line business and Web site infrastructure. Although we scaled back expenditures substantially at the beginning of 2001, we continued to incur a minimum level of overhead expense during 2001 as we worked to reposition our products, roll out the revised marketing and sales effort, and continue to raise debt and equity financing. Net cash used in investing activities decreased to $715,000 during 2001 compared with $1,357,000 during 2000, as we severely curtailed our development activities and focused on only certain product offerings.

Net cash provided by financing activities was approximately $701,000 during 2001 compared to $1,957,000 during 2000. The activity in 2001 primarily reflects net proceeds of $694,000 received from two private placements of our common stock. In April 2001, we sold 400,000 units at a price of $1.00 per unit. Each unit consisted of two shares of our common stock and one warrant for the purchase of an additional share of our common stock at $1.07 per share. In October, we initiated a private placement offering of up to 1.3 million shares of our common stock at a price of $0.50 per share and through December 31, 2001 we had sold 1,000,000 of those shares. In 2000, we received net proceeds of $2,750,000 from a secondary public offering of our common stock and repaid $750,000 of notes payable. The activity in 1999 principally reflects the proceeds from the issuance of $3,000,000 in notes, proceeds from our initial public offering of $5,400,000, partially offset by $867,000 used to repay certain notes. At December 31, 2001, we had an accumulated deficit of $8,960,000. We have generated operating losses for the past four years, and we are not assured that we will generate sufficient capital to meet our cash needs through December 31, 2002. We believe that the additional $1.8 million raised through the sale of 1,443,457 shares of Series A Preferred Stock (each convertible into one share of common stock) in March 2002, coupled with our expected 2002 results, will provide us with sufficient working capital to meet our needs over the next twelve months. Although we are optimistic that our ASP program will be accepted in the marketplace and will allow us to grow revenues to cover our current operating expenses, the timing is not assured. Our ability to sell these new programs during the current year may be hampered by the current downturn in the advertising market and state of the economy in general. These factors, coupled with the extended time frame required for software sales, customization, and implementation, could delay our ability to increase revenue sufficiently to cover our operating expenses.

We currently have no additional borrowings available to us under any credit arrangement, and we are continuing to look for additional debt financing. We have obligations on our capital and operating lease agreements of $183,000, net of sublease income in 2002. Adequate funds may not be available or may not be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure. On an on-going basis, we re-evaluate our estimates, including those relating to revenue recognition, uncollectible accounts receivable, intangible assets and contingent expenses and revise reported amounts prospectively. We base our estimates on historical experiences, combined with anticipated activity and various other assumptions that we believe to be reasonable under the circumstances. When combined, this body of knowledge forms the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in preparation of financial statements. The following is a brief discussion of our most critical accounting policies, including those methods affected by our more complex judgments and estimates.

Revenue Recognition

AdStar derives revenue from several products and services as follows:

      Technology services revenue - We receive revenue from technology service contracts that generally contain multiple elements such as software customization services, monthly fees and post-contract customer support
      (PCS). Revenue from these arrangements is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". Accordingly, revenue is allocated to each element within the contract based on the relative fair values of those elements using vendor specific objective evidence. Revenue from monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement. Revenue from software customization services is recognized as the services are performed, using a percentage of completion methodology based on labor hours. We also provide customization services at the customers' request and recognize revenue as the services are performed, using a percentage of completion methodology based on labor hours

      Areas requiring management's judgment includes revenue recognition and cost estimation on the fixed fee software customization element of the contracts. Revenue is recognized on these contracts using a percentage-of-completion methodology, based upon labor input measures and an estimate of time to completion. Monthly, technical management reviews the estimate of labor hours required to complete the customization and the effect of any change in estimate is reflected in the period in which the change is first known. Such changes in estimate have not been material to our quarterly results of operation. The corresponding cost of revenue charge is derived based upon the same labor input measurements and our existing cost structure. If we do not accurately estimate the resources required under the contract or the scope of the work to be performed, or if we do not manage our projects properly within the prescribed timeframe, future margins may be significantly and adversely affected. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and uncertainties inherent in software customization activities may affect the percentages derived under the percentage-of-completion accounting method, which in turn may affect the amounts reported in the financial statements. Despite the complexities inherent in the estimating process, we believe that this accounting policy most accurately presents the revenue generating activities of AdStar.

      ASP revenue - We receive revenue from providing an application service provider ("ASP") product that allows companies to use the applications on a "shared system" over the Internet. This technology is a publisher-specific ad-taking Web site service that offers visitors to a newspaper's Web page the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. We receive monthly fees for hosting the transactions and providing customer support, and recognize the fees ratably over the contract period.

      Web site revenue - We receive revenue from fees charged to customers who transact business on the Advertise123.com Web site. This site permits the general public to plan, schedule, compose and purchase advertising from many print and on-line publishers. Under the guidance provided by the Securities Exchange Commission Staff Accounting Bulletin ("SAB) No. 101, "Revenue Recognition" and the Emerging Issues Task Force ("EITF") Abstract No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), we are, in substance, acting as an agent for the publishers and therefore recognize as revenue only the net fees realized on the transactions. We recognize revenues on a per-transaction basis when the ad is placed through our system and collection from the customer is probable.

Web Site Software Development Costs

In March 2000, the Financial Accounting Standards Board's Emerging Issue Task Force ("EITF") issued EITF No. 00-2 "Accounting for Web Site Development Costs", which provides guidance with respect to capitalization of certain costs incurred in connection with Web development activities and references Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". In accordance with these pronouncements, costs to establish the technological feasibility of our software applications are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, we capitalize a portion of the internal labor costs and external consultant costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the applications. In accordance with this policy, we have capitalized expenditures incurred to develop the new AdStar e-business application suite.

Item 7. Financial Statements

      See Index to Financial Statements below, beginning on page F-1.

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure

      Not applicable.

                                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Our executive officers and directors and their respective ages are as follows:

                                                                                     Director
      Name              Age                   Position                                Since
---------------         ---       ------------------------------------------         -------
Leslie Bernhard          58       President, Chief Executive Officer
                                  and Director                                         1991

Eli Rousso               65       Executive Vice President, Chief
                                  Technology Officer, Secretary, Treasurer,
                                  and Director                                         1991

Jeffrey Baudo            54       Senior Vice President, Chief Operating
                                  Officer, and Director                                2001

Jeffrey Diamond          40       Vice President, Technical Services

Cris Hopkins             43       Vice President and Acting Chief Financial
                                  Officer

Corey E. Shaker(1)       43       Director                                             2002

Stephen A. Zelnick(1)    64       Director                                             2002

--------------------------------------------------------------------------------
(1) Members of the compensation committee and the audit committee of the Board of Directors.

      Leslie Bernhard, one of our co-founders, has served as our President and Chief Executive Officer since the organization of our predecessor in 1986. Ms. Bernhard received a B.S. degree from St. John's University. Ms. Bernhard is the sister of Mr. Baudo.

      Eli Rousso, our other co-founder, has served as our Executive Vice President and Chief Technology Officer since the organization of our predecessor in 1986. Mr. Rousso received a B.S. degree in Electrical Engineering from Massachusetts Institute of Technology (MIT) and has completed graduate work at the Polytechnic Institute (New York).

      Jeffrey Baudo joined us as Chief Operating Officer in January 2001 and became a director in February 2001. Prior to joining AdStar, Mr. Baudo, served as president and COO of the publishing division of United Advertising Publications. Mr. Baudo received a B.A. degree from St. Johns University. Mr. Baudo is the brother of Ms. Bernhard.

      Jeffrey Diamond became Vice President, Technical Services in September 2000. Mr. Diamond is a former Principal and Director of our predecessor, Ad-Star Services, Inc., and had been employed by it since 1986. Mr. Diamond received an Associates Degree in Computer/Information Science from Nassau Community College
- NY.

      Cris Hopkins joined us as Vice President of Finance in July 2000 and became Acting Chief Financial Officer in February 2001. Prior to joining AdStar, Ms. Hopkins was employed by Sony between 1992 and 1999, serving as Vice President, Financial Planning at the television group from February 1998 through April 1999. Ms. Hopkins served as Executive Director, Finance and Administration at Viacom Consumer Products, a division of Paramount Pictures from May 1999 to June 2000. She holds a BS degree in Accounting from the University of Denver and is a CPA.

      *Corey E. Shaker, a director, has been the President and Chief Operating Officer of Hometown Auto Retailers, Inc., an automotive dealership group, since February 2000. Since August 2000 he has also been the Chief Executive Officer of Hometown. Previously, from October 1997 to February 2000, he was Vice President-Connecticut Operations for Hometown. Prior to that, for more than five years, he was Chief Operating Officer and General Manager of Family Ford Inc., one of the constituent dealerships in Hometown. Mr. Shaker also serves on Hometown's Board of Directors. He is a member of NADA Ford F01 20 group, was awarded the Lincoln Mercury Salesperson of the Nation award in 1980 and is a three-time winner of the Lincoln Mercury Inner Circle award. He holds a B.S. degree in Business Administration from Providence College.

      *Stephen A. Zelnick, a director, has been a partner in the law firm Morse, Zelnick, Rose & Lander, LLP since its inception in August 1995. Mr. Zelnick serves on the Boards of Directors of Milestone Scientific, Inc., a developer and manufacturer of medical and dental equipment, Hometown Auto Retailers, Inc. an automotive dealership group and DAG Media, Inc. a publisher of classified telephone directories. Mr. Zelnick holds a BS degree in Economics with an accounting major from the Wharton School of the University of Pennsylvania in 1957 and an LLB from Yale Law School in 1960.

      All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

      AdStar's Board of Directors has established compensation and audit committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of AdStar, reviews general policy matters relating to compensation and benefits of employees of AdStar, and administers the issuance of stock options to AdStar's officers, employees, directors and consultants. The Audit Committee meets with management and AdStar's independent auditors to determine the adequacy of internal controls and other financial reporting matters.

----------
      *In January and February 2002, Mr. Zelnick and Mr, Shaker, respectively, were elected to the Board to fill the vacancies created by the resignations of, Messrs. Karkenny, Salzfass, and Taulli and the number of Directors constituting the entire Board was reduced to five.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires AdStar's officers and directors, and persons who own more than ten percent (10%) of a registered class of AdStar's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish AdStar with copies of all Section 16(a) forms they file.

      To the best of AdStar's knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, AdStar believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2001.

Item 10. Executive Compensation.

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 1999, 2000 and 2001 by our (i) Chief Executive Officer, and (ii) executive officers, other than the CEO, whose salary for the 2001 fiscal year as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

                           Summary Compensation Table

                                                                           Long-Term Compensation
                                                    Annual          ----------------------------------
                                                 Compensation             Awards             Payouts
                                                 -------------      ------------------    -------------
                                                                       Common Stock         All Other
  Name and Principal                                Salary          Underlying Options    Compensation
       Position                     Year             ($)                   (#)                 ($)
---------------------------         ----         -------------      ------------------    -------------
Leslie Bernhard,                    2001             $251,441            100,000                0
President & Chief Executive         2000              231,912                  0                0
Officer                             1999              201,894                  0                0

Eli Rousso                          2001             $230,831            100,000                0
Executive Vice                      2000              230,301                  0                0
President & Chief                   1999              201,894                  0                0
Technology Officer

Jeffrey Baudo                       2001*            $197,830            100,000                0
Chief Operating
Officer

Jeffrey Diamond                     2001             $177,224                  0                0
Vice President -Technology          2000               68,345**           25,000                0
                                    1999                                       0                0

Cris Hopkins                        2001              $91,667**           20,000                0
Vice President and
Acting Chief Financial
Officer

----------
      *     Since commencement of employment on January 22, 2001.

      **    Individual served as executive officer for a partial year.

Stock Options

      The following tables show certain information with respect to incentive and non-qualified stock options granted in 2001 to the Named Executives under AdStar's 1999 Stock Option Plan who received options and the aggregate value at March 20, 2002 of such options. The per share exercise price of all options is equal to the fair market value of a share of Common Stock on the date of grant. No options granted to any Named Executives have been exercised.

                                         Option Grants in 2001
--------------------------------------------------------------------------------------------
                                      Individual Grants of Options
--------------------------------------------------------------------------------------------
                           Number of
                           Shares of         Percent of
                            Common         Total Options
                            Stock            Granted to        Exercise
                          Underlying        Employees in         Price
         Name              Option #             2001             ($/Sh)     Expiration Date
-------------------       ----------       --------------      --------     ---------------
Leslie Bernhard             100,000             25.8%           $0.810         June 2006
Eli Rousso                  100,000             25.8%           $0.810         June 2006
Jeffrey Baudo(1)            100,000             25.8%           $1.250        February 2006
Cris Hopkins(1)              20,000              5.1%           $0.875         March 2006

----------
      (1) The options vest in 1/3 increments on each of the 1st, 2nd and 3rd of the employee's anniversary.

                            Aggregated 2001 Year End Options Values
--------------------------------------------------------------------------------------------------

                                  Number of Shares of
                                 Common Stock Underlying               Value of Unexercised
                                 Unexercised Options at                In-The-Money Options
                                        12/31/01                            At 12/31/01
     Name                     Exercisable(E)/Unexercisable(U)      Exercisable(E)/Unexercisable(U)
     ----                     -------------------------------      -------------------------------
Leslie Bernhard                    100,000(E)/  --0--(U)                        $--0--
Eli Rousso                         100,000(E)/  --0--(U)                        $--0--
Jeffrey Baudo                        --0--(E)/100,000(U)                        $--0--
Jeffrey Diamond                      8,334(E)/ 16,666(U)                        $--0--
Cris Hopkins                        10,000(E)/ 20,000(U)                        $--0--

Employment Contracts

      AdStar entered into three year employment agreements with each of Leslie Bernhard and Eli Rousso, as of July 12, 1999. Pursuant to her employment agreement, Leslie Bernhard was retained as our Chief Executive Officer. Pursuant to his employment agreement, Eli Rousso was retained as our Executive Vice President and Chief Technology Officer. Each agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement, separation and disability plans for employees or executives and for participation in other employee benefits applicable to employees and executives of our company. Each agreement further provides for the use of an automobile and other fringe benefits commensurate with the executive's duties and responsibilities. Under each agreement, employment may be terminated by us with cause or by the executive with good reason. Termination by us without cause, or by the executive for good reason, would subject us to liability for liquidated damages in an amount equal to the terminated executive's base salary for the remaining term of his or her employment agreement or 12 months, whichever is greater.

      In January 2001, AdStar entered into a 2 year employment contract with Mr. Jeffrey Baudo. Pursuant to his employment agreement, Mr. Baudo was retained as our Chief Operating Officer at an annual rate of $213,000 per year, and granted options to purchase 100,000 shares of AdStar's common stock. Mr. Baudo is the brother of Leslie Bernhard.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table, together with the accompanying footnotes, sets forth information, as of March 20, 2002, regarding stock ownership of all persons known by AdStar to own beneficially more than 5% of AdStar's outstanding Common Stock, Named Executives , all directors, and all directors and officers of AdStar as a group:

                                                  Shares of
                                                Common Stock
                                                Beneficially       Percentage of
    Name of Beneficial Owner(1)                    Owned(2)          Ownership
-------------------------------------           ------------       -------------
Leslie Bernhard(3)                                 785,054             9.2%
Eli Rousso(3)                                      812,976             9.5%
Jeffrey Baudo(4)                                   108,333             1.3%
Cris Hopkins(5)                                     10,000                *
Jeffrey Diamond(6)                                   8,334                *
Stephen A. Zelnick(7)                              128,636             1.6%
Corey E. Shaker(8)                                  25,000                *
Chester L. F. Paulson(9)                         2,211,799            25.4%
Tribune Company(10)                              1,443,457            14.9%
All Directors and Officers (7 persons)
    as a group                                   1,878,333            22.1%

----------
*     less than 1%

(1) The addresses of the persons named in this table are as follows: Leslie Bernhard, Eli Rousso, Jeffrey Baudo, Cris Hopkins, and Jeffrey Diamond c/o AdStar, Inc., 4553 Glencoe Avenue, Suite 325, Marina del Rey, CA 90292; Stephen A. Zelnick c/o Morse Zelnick, Rose & Lander, 450 Park Avenue, New York, NY 10022; Corey E. Shaker 774 Straits Turnpike, Watertown Connecticut 06795; Chester L. F. Paulson, c/o Paulson Capital Corp. 811 SW Naito Parkway, Suite 200, Portland, OR 97204, and Tribune Company, 435 N. Michigan Ave. Chicago IL, Attn: General Counsel.

(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 20,

      2002 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. On March 20, 2002, 8,248,327 shares of Common Stock were outstanding.

(3) Includes an aggregate of 110,054 shares in respect of which Ms. Bernhard and Mr. Rousso have voting power. Additionally, Ms. Bernhard and Mr. Rousso each have options to purchase 100,000 and 75,000 shares of AdStar common stock at $0.81 and $0.60 per share, respectively, exercisable within 60 days.

(4) Consists of options to purchase 33,333 and 75,000 shares of AdStar common stock, at $1.25 and $0.60 per share, exercisable within 60 days.

(5) Consist of options to purchase 3,333 and 6,667 shares of common stock of AdStar, at $1.66 and $0.875 per share, respectively, exercisable within 60 days.

(6) Consist of options to purchase 8,334 shares of common stock of AdStar, at $1.66 per share, exercisable within 60 days.

(7) Includes: (i) options to purchase 25,000 shares of common stock of AdStar, at $0.60 per share, and warrants to purchase 25,000 shares of AdStar common stock, at $1.07 per share, exercisable within 60 days; and (ii) 28,636 shares of common stock of AdStar which represents Mr. Zelnick's proportionate interest in 114,545 shares beneficially owned by a nominee of Morse, Zelnick, Rose & Lander, LLP, of which Mr. Zelnick is a member. The filing of this report shall not be construed as an admission that Mr. Zelnick is the beneficial owner of any of the shares owned by the nominee for the purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.

(8) Consists of options to purchase 25,000 shares of AdStar common stock at $.60 per share, exercisable within 60 days.

(9) Includes currently exercisable warrants held by Mr. Paulson to purchase, 1,979 and 59,000 shares of common stock at $0.75 and $9.00, respectively, as well as 205,200 shares of common stock. In addition, Mr. Paulson has control over currently exercisable warrants to purchase 22,137, 250,000 and 140,500 shares of common stock at $0.75, $1.07 and $9.00, respectively, as well as, 1,532,983 shares of common stock, all held in the name of Paulson Investment Corp.

(10) Consists of 1,443,457 shares of Series A Preferred Stock, which currently convert into Common Stock on a 1 for 1 basis.

Item 12. Certain Relationships and Related Transactions

      In February 2001, AdStar satisfied the $1.1 million note bearing interest annually at a rate of 6%, held by Paulson Capital Corporation, of which Chester Paulson is the controlling shareholder, by issuing 593,483 shares of common stock to Paulson Capital Corporation in payment of principal and accrued interest totaling $1,186,966.

      In January 2002, AdStar issued to Morse, Zelnick, Rose and Lander LLP, AdStar's legal counsel and of which Stephen Zelnick is a member, 114,545 shares of restricted common stock, at fair market value in full settlement of a $62,500 liability included in the year-end financial statements. Additionally, AdStar completed a private offering of 1,300,000 shares of its common stock to accredited investors, raising $650,000 in capital. In connection with this offering AdStar paid $65,000 to Paulson Investment Company, Inc., which Chester Paulson is the controlling shareholder, as part of the placement agent fees.

      In March 2002, the Board of Directors approved the sale of 1,443,457 shares of our Series A Preferred Stock to Tribune Company for an aggregate purchase price of approximately $1.8 million. These shares carry a liquidation preference that includes a dividend of 7% per year available only upon liquidation and currently convert on a 1:1 basis. Shareholders of Series A Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and vote as a single class with the shareholders of our Common Stock. The holders of Series A preferred stock are entitled to one vote for each share of common issuable upon conversion.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibit No.                    Description
--------------------------------------------------------------------------------

      3.1     Certificate of Incorporation of AdStar(1)
      3.1a Amendment to Certificate of Incorporation, as filed with the Secretary of State of Delaware on July 11, 2001(5) 3.1b Certificate of Designation of Certificate of Incorporation as filed with the Secretary of State of Delaware on March 15, 2002(8)
      3.2     By-Laws of AdStar(1)
      3.3     Agreement and Plan of Merger(1)
      4.1     Specimen Stock Certificate(1)
      4.2     Revised Form of Underwriter's Warrant(4)
      4.3 Form of 5-year warrant issued in the Private Placement of units on April 6, 2001(6)
      4.4 Form of 5-year warrant issued in connection with the Private Placement of AdStar Common Stock during the period of October 2001 through January 2002(7)
      4.5 Form of 3-year warrant issued to C.C.R.I. Corporation in connection with an agreement between it and AdStar, dated as of October 2, 2001(7)
      10.1    1999 Stock Option Plan(1)
      10.4    Employment Agreement between AdStar and Leslie Bernhard(1)
      10.5    Employment Agreement between AdStar and Eli Rousso(1)
      10.6 Memorandum of Agreement between AdStar and CareerPath.com LLC dated March 11, 1999(1)
      10.7 Distribution and Service Agreement dated February 9, 1999 by and between the Company and PowerAdz(1)
      10.8 Distribution and Service Agreement dated November 19, 1998 by and between AdStar and AdOne Classified Network, Inc.(1)
      10.9 Agreement dated March 16, 1999 by and between James E. Mann and the Company(1)
      10.10 Form of warrant to purchase 16,667 shares of Common Stock issued to Jonathan Cohen and Ronald Posner(1)
      10.12 Loan and Subscription Agreement dated July 13, 1999 by and between the Company and Interequity Capital Partners L.P.(1)

      10.13 Form of Subscription Agreement for 12% Convertible Subordinated Unsecured Promissory Note(1) 10.14 Form of 12% Convertible Subordinated Unsecured Promissory Note(1)
      10.15 Form of Shareholders' Agreement by and among AdStar, its principal stockholders and certain investors(1)
      10.16 Employment Agreement dated July 20, 1998 between Adam Left and the Company and amendment dated July 15, 1999(1)
      10.17 Employment Agreement dated as of April 12, 1999 between Michael Kline and AdStar(1)
      10.18   Promissory Note issued to Paulson Capital Corporation(1)
      10.19 Distribution and Service Agreement dated as of September 3, 1999 by and between AdStar and Landon Media Group, Inc.(2)
      10.20 Distribution and Service Agreement dated as of August 30, 1999 by and between AdStar and Career Engine(2)
      10.21 Distribution and Service Agreement dated as of August 27, 1999 by and between AdStar and CareerPath.com(2)
      10.22   INTENTIONALLY LEFT BLANK
      10.23 Engagement Agreement, dated March 7, 2000, between RCG Capital Markets Group and AdStar(3)
      10.24 First Amendment of Office Lease and Parking License Agreement, dated December 13, 1999, between TIAA Realty, Inc. and AdStar(4)
      10.25 Second Amendment of Office Lease and Parking License Agreement, dated March 24, 2000, between TIAA Realty, Inc. and AdStar(3)
      10.26   Employment Agreement between AdStar and Jeffrey Baudo.(9)
      10.27 Letter Agreement between Company and Paulson Capital Corporation for the satisfaction of outstanding principal and interest due on $1.1 million note bearing interest at 6% per annum, dated October 21, 1999.(9)
      10.28 Copy of Agreement, among Company and certain accredited investors, dated April 6, 2001(9)
      10.29 Series A Preferred Stock Purchase Agreement, dated March 18, 2002, by and between AdStar, Inc. and Tribune Company.(8)
      10.30 Software Development and Deployment Agreement, dated March 18, 2002, by and between AdStar, Inc. and Tribune Company.(8)
      10.31 Registration Rights Agreement, dated March 18, 2002, by and between AdStar, Inc. and Tribune Company.(8)
      10.32 Governance Agreement, dated March 18, 2002, by and among AdStar, Inc., Leslie Bernhard, Eli Rousso and Tribune Company.(8)
      23.1    Consent of Independent Accountants *

      ----------

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

(4) Filed as an exhibit with the same number to Registration Statement No. 333-43408 and incorporated herein by reference.
(5) Filed as an exhibit to Quarterly Report on Form 10QSB for the period ended September 30, 2001 and incorporated herein by reference.
(6) Filed on May 10, 2001 as an exhibit to Registration Statement No. 333-60664 and incorporated herein by reference.
(7) Filed on January 24, 2002 as an exhibit to Registration Statement No. 333-81338 and incorporated herein by reference.
(8) Filed on March 25, 2002 as an exhibit to the Current Report on Form 8-K filed and incorporated herein by reference.
(9) Filed as an exhibit to the Annual Report on Form 10KSB for the period ended December 31, 2000 and incorporated herein by reference.

(b) AdStar filed a Current Report on Form 8-K on March 25, 2002 in accordance with Item 5 of such report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AdStar, Inc.


                                       By: /s/ Leslie Bernhard
                                           -------------------------------------
                                           Leslie Bernhard,
                                           President and Chief Executive Officer

Date: April 15, 2002

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2002.

            Signature           Title
            ---------           -----

Principal Executive Officer

      /s/ Leslie Bernhard       President and Chief Executive Officer and
      ---------------------     Director
          Leslie Bernhard

Principal Financial Officer

      /s/ Cris Hopkins          Acting Chief Financial Officer
      ---------------------
      Cris Hopkins

Directors

      /s/ Eli Rousso            Director
      ---------------------
      Eli Rousso

      /s/ Jeffrey Baudo         Director
      ---------------------
      Jeffrey Baudo

      /s/ Stephen Zelnick       Director
      ---------------------
      Stephen Zelnick

      /s/ Corey Shaker          Director
      ---------------------
      Corey Shaker

                          Index To Financial Statements

                                                                                       Page
                                                                                       ----
Report of Independent Accountants                                                       F-2

Financial Statements:

      Balance Sheets as of December 31, 2000 and 2001                                   F-3

      Statements of Operations for each of the three years in the period ended
           December 31, 2001                                                            F-4

      Statements of Stockholders' Equity (Deficit) for each of the three years
           in the period ended December 31, 2001                                        F-5

      Statements of Cash Flows for each of the three years in the period ended
           December 31, 2001                                                            F-6

      Notes to Financial Statements                                                     F-7

                        Report of Independent Accountants

To the Board of Directors and Stockholders of AdStar, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of AdStar, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/  PricewaterhouseCoopers LLP

Los Angeles, California
February 22, 2002 except for the subsequent events described in Note 9, as to which the date is March 15, 2002

AdStar, Inc.
Balance Sheets
As of December 31, 2000 and 2001
--------------------------------------------------------------------------------

                                                                                 2000             2001
                                                                             -----------      ------------
Assets

Current assets:
   Cash and cash equivalents                                                 $ 1,606,999      $    411,539
   Restricted cash                                                               100,000            45,457
   Accounts receivable, net of allowance for doubtful
     accounts of $73,000 and $15,000                                             227,144           210,370
   Prepaid and other current assets                                              154,648           174,387
                                                                             -----------      ------------
     Total current assets                                                      2,088,791           841,753

Property and equipment, net                                                    1,616,163         1,917,778
Intangible assets, net                                                           124,383            86,835
Other assets                                                                      34,571            24,863
                                                                             -----------      ------------

     Total assets                                                            $ 3,863,908      $  2,871,229
                                                                             ===========      ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                          $   298,547      $    416,735
   Accrued expenses                                                              542,868           446,628
   Deferred revenue                                                              165,304           153,213
   Notes payable                                                               1,100,000                --
   Capital lease obligations                                                      15,009             5,162
                                                                             -----------      ------------

     Total current liabilities                                                 2,121,728         1,021,738

Capital lease obligations                                                         45,594             8,473
                                                                             -----------      ------------

     Total liabilities                                                         2,167,322         1,030,211
                                                                             -----------      ------------
Commitments and contingencies (Note 8)                                                --                --

Stockholders' equity:
   Preferred stock, par value $0.0001; authorized 5,000,000 shares; none
     issued and outstanding                                                           --                --
   Common stock, par value $0.0001; authorized 20,000,000 shares; issued and outstanding 5,217,119 at December 31, 2000 and
      7,729,851 at December 31, 2001                                                 522               773
   Additional paid-in capital                                                  8,849,241        10,843,795
   Deferred compensation                                                         (28,239)               --
   Shareholder receivable                                                        (49,006)          (43,120)
   Accumulated deficit                                                        (7,075,932)       (8,960,430)
                                                                             -----------      ------------
     Total stockholders' equity                                                1,696,586         1,841,018
                                                                             -----------      ------------
     Total liabilities and stockholders' equity                              $ 3,863,908      $  2,871,229
                                                                             ===========      ============

The accompanying notes are an integral part of these financial statements.

AdStar, Inc.
Statements of Operations
For Each of the Three Years
in the Period Ended December 31, 2001
--------------------------------------------------------------------------------

                                                              1999            2000              2001
                                                              ----            ----              ----
Net revenues                                              $ 1,453,821      $ 1,374,697      $ 2,080,612
Cost of revenues                                              881,803          972,679          805,964
                                                          -----------      -----------      -----------

   Gross profit                                               572,018          402,018        1,274,648

Selling expense                                               691,492        1,428,574          656,349
Administrative expense                                      1,335,121        2,269,331        1,881,957
Development costs                                             904,009        1,386,518          639,503
Abandoned offering expenses, net                              171,854               --               --
                                                          -----------      -----------      -----------

   Loss from operations                                    (2,530,458)      (4,682,405)      (1,903,161)

Interest income (expense), net                               (333,464)          58,763           23,871
                                                          -----------      -----------      -----------

   Loss before taxes                                       (2,863,922)      (4,623,642)      (1,879,290)

Provision for income taxes                                       (800)          (5,167)          (5,208)
                                                          -----------      -----------      -----------

   Net loss                                               $(2,864,722)     $(4,628,809)     $(1,884,498)
                                                          ===========      ===========      ===========

Loss per share - basic and diluted                        $     (1.90)     $     (1.34)     $     (0.30)
Weighted average number of shares - basic and diluted       1,510,093        3,452,619        6,373,037

The accompanying notes are an integral part of these financial statements.

AdStar, Inc.
Statements of Stockholders' Equity
For Each of the Three Years
in the Period Ended December 31, 2001
--------------------------------------------------------------------------------


                                                      Common Stock         Additional
                                              -----------------------        Paid-In      Shareholder
                                                Shares        Amount         Capital       Receivable
                                              ---------      ---------    ------------    -----------
Balance, December 31, 1998                    1,479,664      $ 28,300                --            --
   Net loss                                          --            --                --            --
   Repurchase of option                              --            --                --            --
   Reclassification of deficit due
     to termination of S corporation
     election                                        --            --      $ (1,094,611)           --
   Warrants issued for services                      --            --           146,600            --
   Contribution of common stock                 (63,848)           (6)                6            --
   Net proceeds from initial public
     offering                                 1,150,000           115         5,390,526            --
   Re-incorporation in Delaware
     and change in par value                         --       (28,152)           28,152            --
   Dividends                                         --            --                --            --
   Conversion of redeemable
     common stock                                22,534             2           137,534            --
   Conversion of convertible
     notes and accrued interest                 231,914            23         1,104,944            --
   Receivable from shareholder                       --            --                --      $(35,056)
                                              ---------      --------      ------------      --------

Balance, December 31, 1999                    2,820,264           282         5,713,151       (35,056)
   Net loss                                          --            --                --            --
   Net proceeds from secondary
     public offering                          2,300,000           230         2,750,251            --
   Common stock issued for
     license agreement                           67,796             7            99,993            --
   Common stock issued for
     services                                    29,059             3           128,439            --
   Stock options issued for
     service                                         --            --           157,407            --
   Amortization of deferred
     compensation                                    --            --                --            --
   Loan to shareholder, net                          --            --                --       (13,950)
                                              ---------      --------      ------------      --------

Balance, December 31, 2000                    5,217,119           522         8,849,241       (49,006)
   Net loss                                          --            --                --            --
   Net proceeds from private
     offerings                                1,800,000           180           693,414            --
   Common stock issued for
     services                                   119,249            12            89,508            --
    Warrants issued for services                     --            --            24,725            --
   Amortization of deferred
     compensation                                    --            --                --            --
   Conversion of debt
     to equity                                  593,483            59         1,186,907            --
   Shareholder payment, net                          --            --                --         5,886
                                              ---------      --------      ------------      --------

Balance, December 31, 2001                    7,729,851      $    773      $ 10,843,795      ($43,120)
                                              =========      ========      ============      ========

                                                                                     Total
                                                                                 Stockholders'
                                                 Deferred       Accumulated         Equity
                                               Compensation      (Deficit)         (Deficit)
                                               ------------     -----------      --------------
Balance, December 31, 1998                               --      $  (224,304)     $  (196,004)
   Net loss                                              --       (2,864,722)      (2,864,722)
   Repurchase of option                                  --         (447,935)        (447,935)
   Reclassification of deficit due
     to termination of S corporation
     election                                            --        1,094,611               --
   Warrants issued for services                          --               --          146,600
   Contribution of common stock (63,848)                 --               --
   Net proceeds from initial public
     offering                                            --               --        5,390,641
   Re-incorporation in Delaware
     and change in par value                             --               --               --
   Dividends                                             --           (4,773)          (4,773)
   Conversion of redeemable
     common stock                                        --               --          137,536
   Conversion of convertible
     notes and accrued interest                          --               --        1,104,967
   Receivable from shareholder                           --               --          (35,056)
                                                  ---------      -----------      -----------

Balance, December 31, 1999                               --       (2,447,123)       3,231,254
   Net loss                                              --       (4,628,809)      (4,628,809)
   Net proceeds from secondary
     public offering                                     --               --        2,750,481
   Common stock issued for
     license agreement                                   --               --          100,000
   Common stock issued for
     services                                     $ (32,000)              --           96,442
   Stock options issued for
     service                                       (157,407)              --               --
   Amortization of deferred
     compensation                                   161,168               --          161,168
   Loan to shareholder, net                              --               --          (13,950)
                                                  ---------      -----------      -----------

Balance, December 31, 2000                          (28,239)      (7,075,932)       1,696,586
   Net loss                                              --       (1,884,498)      (1,884,498)
   Net proceeds from private
     offerings                                           --               --          693,594
   Common stock issued for
     services                                            --               --           89,520
    Warrants issued for services                         --               --           24,725
   Amortization of deferred
     compensation                                    28,239               --           28,239
   Conversion of debt
     to equity                                           --               --        1,186,966
   Shareholder payment, net                              --               --            5,886
                                                  ---------      -----------      -----------

Balance, December 31, 2001                        $      --      ($8,960,430)     $ 1,841,018
                                                  =========      ===========      ===========

The accompanying notes are an integral part of these financial statements.

AdStar, Inc.
Statements of Cash Flows
For Each of the Three Years
in the Period Ended December 31, 2001
--------------------------------------------------------------------------------

                                                                            1999             2000             2001
                                                                            ----             ----             ----
Cash flows from operating activities:
   Net loss                                                             $(2,864,722)     $(4,628,809)     $(1,884,498)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                           91,426          191,765          366,212
     Amortization of debt discount                                          137,536               --               --
     Amortization of license fees                                                --           16,666               --
     Stock based charges                                                    146,600          257,611          142,484
     Interest on convertible notes and shareholder receivable                54,967               --            5,320
     Loss (gain) on disposal of equipment                                        --           (1,882)          94,077
     Changes in assets and liabilities:
       Accounts receivable                                                 (335,164)         233,333           16,774
       Prepaids and other assets                                           (104,376)          18,456          (10,031)
       Accounts payable                                                     950,886         (830,268)         118,188
       Accrued expenses                                                     286,830           89,451          (17,708)
       Deferred revenue                                                      72,344           58,304          (12,091)
                                                                        -----------      -----------      -----------

         Net cash used in operating activities                           (1,563,673)      (4,595,373)      (1,181,273)
                                                                        -----------      -----------      -----------
Cash flows from investing activities:
   Purchase of property and equipment                                      (406,126)      (1,354,799)        (751,017)
   Proceeds from disposal of equipment                                           --           11,974           26,661
   Shareholder note receivable                                              (35,036)         (13,950)           9,000
                                                                        -----------      -----------      -----------

         Net cash used in investing activities                             (441,182)      (1,356,775)        (715,356)
                                                                        -----------      -----------      -----------
Cash flows from financing activities:
   Proceeds from equipment lease                                                 --           68,303               --
   (Increase) decrease to restricted cash                                        --         (100,000)          54,543
   Proceeds from issuance of notes payable                                3,000,000               --               --
   Proceeds from sale of stock                                               26,300               --          693,594
   Net proceeds from initial and secondary public offerings               5,390,641        2,750,481               --
    Proceeds from secured loan                                                   --               --          185,300
    Payments toward secured loan                                                 --               --         (185,300)
   Repayment of note payable                                               (867,244)        (749,466)              --
   Principal repayments on capital leases                                    (6,833)         (12,664)         (46,968)
   Dividends paid                                                           (25,523)              --               --
                                                                        -----------      -----------      -----------

         Net cash from financing activities                               7,517,341        1,956,654          701,169
                                                                        -----------      -----------      -----------

         Net increase (decrease) in cash and cash equivalents             5,512,486       (3,995,494)      (1,195,460)
Cash and cash equivalents at beginning of period                             90,007        5,602,493        1,606,999
                                                                        -----------      -----------      -----------

Cash and cash equivalents at end of period                              $ 5,602,493      $ 1,606,999      $   411,539
                                                                        ===========      ===========      ===========
Supplemental cash flow disclosure:
   Taxes paid                                                           $     6,300      $    12,300      $     4,565
   Interest paid                                                        $   139,092      $    80,860      $     3,561
Noncash investing and financing activities:
   Purchase of intangible assets, cancellation of an option and
     repayment of accrued liability by issuance of note payable         $   751,710      $        --      $        --
   Issuance of redeemable shares in connection with note payable            137,536               --               --
   Conversion of notes payable and accrued interest to Common stock       1,104,967               --        1,186,966
   Purchase of license through issuance of Common stock                          --          100,000               --

The accompanying notes are an integral part of these financial statements.

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

1.    Organization and Business

      AdStar, Inc. (the "Company" or "AdStar") (formerly AdStar.com, Inc. and AdStar-Services, Inc.) was incorporated in the State of New York on June 29, 1991 as an S-Corporation under the Internal Revenue Code. On August 31, 1999, the Company reincorporated in Delaware by merging the New York predecessor corporation into the Delaware corporation and issuing to each stockholder of the New York corporation, 25,303 common shares of the Delaware corporation with a par value of $0.0001 per share for each issued and outstanding share, no par value, of the New York corporation. On December 13, 1999, the Company authorized and implemented a five-for-nine reverse stock split. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split. Effective July 1, 1999, the Company converted from an S-Corporation to a C-Corporation. Had the accompanying statements of operations reflected a pro forma tax provision for all periods presented, based upon pre-tax income (loss), as if the Company had been subject to C-Corporation federal and state income taxes, the net income or loss would not have been materially different from that shown.

      The Company's core business has been licensing proprietary software systems and supplying the related support and maintenance. This Professional software system allows large commercial advertising agencies and corporations to directly enter classified advertisements into the publishing systems at the Company's customers, through modems on a dial-up basis. The Company's customers are principally located in the United States. In June 1999, the Company commenced offering a one-stop marketplace on the World Wide Web for advertisers to buy classified ads. This service enables advertisers to plan, schedule, compose and purchase classified advertising from many print and on-line publishers, using one interface.

      In 2001, the Company formally introduced its new AdStar e-business application suite. This is an enterprise class, integrated software solution that allows print and on-line publications to electronically receive completed classified advertising copy using the Internet as the communication channel. These software solutions enable customers to expand the relationships with their customers using a single integrated platform, while increasing sales volumes at reduced costs. This suite includes an updated version of the Company's core Professional software product that utilizes the Internet as the communication channel. In addition, the Company has added an application service provider ("ASP") product that provides their customers an opportunity to generate incremental revenue from classified ad sale transactions completed on-line, while increasing the number of visitors to the customer's Web site.

2.    Basis of Presentation and Summary of Significant Accounting Policies

      Basis of Presentation and Management's Plan

      The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its present level of operations. The Company has incurred net losses of $2,865,000 in 1999, $4,629,000 in 2000, and $1,884,000 in 2001, and has used cash in operations of $1,564,000 in 1999, $4,595,000 in 2000 and $1,181,000 in 2001. Although
      the Company had cash and cash equivalents of $412,000 and an accumulated deficit of $8,960,000 as of December 31, 2001, during the first quarter of 2002, it raised $2,000,000 in equity financing arrangements, which the Company estimates will allow it to maintain its present level of operations (see Note 9).

      Based on the Company's current operating plans, management believes existing cash resources, including the proceeds from the sale of the preferred stock, and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      through December 31, 2002. Also, management's plans to attain profitability and generate additional cash flows include expansion of services under existing and new contracts, while containing any increase to operating expenditures necessary to accommodate this expansion. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company's ability to achieve its intended business objectives.

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

      Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. At times, cash balances held at financial institutions are in excess of FDIC insurance limits.

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

      For the year ended December 31, 2001, three different customers accounted for 9%, 6% and 6% respectively of the Company's net revenues. As of December 31, 2001, six customers, in the aggregate, accounted for 71% of the Company's accounts receivable.

      The majority of the Company's customers have historically consisted of newspapers and publishers of classified advertisements. The Company's customers on its Web site are the general public.

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      In October 2000, CareerBuilder.com ("CareerBuilder") acquired CareerPath.com ("CareerPath"), then the Company's largest single source of revenue generated from Internet advertiser traffic. The Company had entered into an agreement with CareerPath in 1999, and for the years ended 1999 and 2000, 1% and 11%, respectively, of the Company's net revenues were generated from ads posted by advertisers on CareerPath. In December 2000, CareerBuilder entered into an 18 month consulting arrangement with the Company that replaced the transaction revenues on the Company's Web site.

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

      Web site Software Development Costs

      In March 2000, the Financial Accounting Standards Board's Emerging Issue Task Force ("EITF") issued EITF No. 00-2 "Accounting for Web Site Development Costs", which provides guidance with respect to capitalization of certain costs incurred in connection with Web development activities and references Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". In accordance with these pronouncements, costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, the Company capitalizes a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the applications. In accordance with this policy, the Company has capitalized expenditures incurred to develop the new AdStar e-business application suite. At December 31, 2000 and 2001, the Company has capitalized software development costs of $1,049,000 and $1,709,000, respectively, with associated accumulated amortization of $81,000 and $272,000, respectively.

      Intangible Assets

      Intangible assets comprise trademarks, license agreements and proprietary technology and are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated useful lives of the intangible assets of 5 years.

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      Long-Lived Assets

      The carrying value of long-lived assets is periodically reviewed by management and impairment losses, if any are recognized when the expected non-discounted future operating cash flows derived from such assets are less than their carrying value.

      Fair Value of Financial Instruments

      Cash and cash equivalents, accounts receivable, accounts payable, deferred revenue, notes payable and accrued expenses are carried at cost which approximates their fair value because of the short-term maturity of these instruments.

      Revenue Recognition

      The Company derives revenue from several products and services as follows:

      Technology services revenue - The Company receive revenue from technology service contracts that generally contain multiple elements such as software customization services, monthly fees and post-contract customer support (PCS). Revenue from these arrangements is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". Accordingly, revenue is allocated to each element within the contract based on the relative fair values of those elements using vendor specific objective evidence. Revenue from monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement. Revenue from software customization services is recognized as the services are performed, using a percentage of completion methodology based on labor hours. The Company also provides customization services at the customers' request and recognizes revenue as the services are performed, using a percentage of completion methodology based on labor hours.

      Areas requiring management's judgment includes revenue recognition and cost estimation on the fixed fee software customization element of the contracts. Revenue is recognized on these contracts using a percentage-of-completion methodology, based upon labor input measures and an estimate of time to completion. Monthly, technical management reviews the estimate of labor hours required to complete the customization and the effect of any change in estimate is reflected in the period in which the change is first known. Such changes in estimates have not been material to our quarterly results of operation. The corresponding cost of revenue charge is derived based upon the same labor input measurements and our existing cost structure. If the Company does not accurately estimate the resources required under the contract or the scope of the work to be performed, or if the Company does not manage its projects properly within the prescribed timeframe, future margins may be significantly and adversely affected. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and uncertainties inherent in software customization activities may affect the percentages derived under the percentage-of-completion accounting method, which in turn may affect the amounts reported in the financial statements.

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      ASP revenue - The Company receives revenue from providing an application service provider ("ASP") product that allows customers to use the Company's software applications on a "shared system" over the Internet. This technology is a publisher-specific ad-taking Web site service that offers visitors to a newspaper's Web page the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. The Company receives monthly fees for hosting the transactions and providing customer support, and recognizes the fees ratably over the contract period.

      Web site revenue - The Company receives revenue from fees charged to customers who transact business on the Advertise123.com Web site. This site permits the general public to plan, schedule, compose and purchase advertising from many print and on-line publishers. Under the guidance provided by the Securities Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" and the Emerging Issues Task Force ("EITF") Abstract No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), the Company is, in substance, acting as an agent for the publishers and therefore recognizes as revenue only the net fees realized on the transactions. The Company recognizes revenues on a per-transaction basis when the ad is placed through their system and collection from the customer is probable. Income Taxes

      The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amounts expected to be realized.

      Advertising Costs

      The Company expenses the costs of advertising in the periods in which those costs are incurred. Advertising expense was approximately $73,000, $310,000 and $76,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

      For the years ended December 31, 1999, 2000 and 2001, diluted earnings
      (loss) per share does not include 1,727,769, 2,053,505 and 2,643,461, respectively, of options and warrants to purchase common stock, as their inclusion is antidilutive.

      Comprehensive Income

      The Company discloses comprehensive income in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and disclosing comprehensive income and its

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders. The Company has no other comprehensive income items and, accordingly, net income (loss) equals comprehensive income (loss) for all periods presented.

      Segment Reporting

      The Company determines and discloses its segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which uses a "management" approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company's reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas and major customers. The Company's management reporting structure provides for only one reportable segment and accordingly, no separate segment information is presented.

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

      Reclassifications

      Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

3.    Property and Equipment

      Property and equipment consisted of the following at December 31:

                                                           2000         2001
                                                           ----         ----

      Computer equipment and software development      $ 1,798,788  $ 2,469,404
      Furniture and fixtures                               108,574       56,106
      Leasehold improvements                                27,848       30,187
                                                       -----------  -----------

                                                         1,935,210    2,555,697
      Less: Accumulated depreciation and amortization     (319,047)    (637,919)
                                                       -----------  -----------

      Net property and equipment                       $ 1,616,163  $ 1,917,778
                                                       ===========  ===========

      Computer equipment and Furniture and Fixtures include equipment held under capital leases of $18,000 and $3,000, respectively. Furniture held under a capital lease with an original value of $47,000 was sold in March 2001, with proceeds paid toward the lease principal. Accumulated depreciation and amortization includes amortization of computer equipment and furniture and

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      fixtures held under capital leases of approximately $10,000, $7,400, and $4,200 for the years ended December 31, 1999, 2000 and 2001, respectively. Depreciation and amortization expense for the years ended December 31, 1999, 2000 and 2001 was approximately $59,000, $153,000 and $327,000, respectively.

4.    Intangible Assets

      Intangible assets are comprised of the following at December 31:

                                                          2000           2001
                                                          ----           ----

            Cost                                       $ 196,032      $ 197,858
            Less: Accumulated amortization               (71,649)      (111,023)
                                                       ---------      ---------

                                                       $ 124,383      $  86,835
                                                       =========      =========

      In March 1999, the Company repurchased the technology, related intellectual property and software rights related to the AdStar technology for $752,000. The Company formerly licensed these assets from the seller. As part of the transaction, the seller also sold its option to purchase 15% of the Company's common stock back to the Company. The net purchase price of approximately $643,000 has been allocated to the technology, related intellectual property and software rights and the option based on their relative fair values. The amount ascribed to the option of approximately $447,000 has been recorded as an increase to stockholders' deficit. The amount ascribed to the technology, related intellectual property and software rights of approximately $196,000 is being amortized over the estimated useful economic life of 5 years.

5.    Notes Payable and Bank Debt

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

      On October 23, 2001, the Company entered into a loan and security agreement with a financial institution to establish a line of credit. The maximum revolving credit line is $500,000 and is secured by the Company's accounts receivable. The Company was able to borrow up to 80% of the eligible accounts receivable as defined in the terms of the agreement. Interest was payable on the balance at a rate of 3 percentage points above the Prime Rate. As of December 31, 2001, there were no amounts outstanding under the line of credit, and this line of credit agreement was terminated effective February 27, 2002.

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

6.    Income Taxes

      Prior to June 30, 1999, the Company was taxed as an S-Corporation. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components for the Company's deferred taxes at December 31, consisted of the following:

                                                     2000              2001
                                                     ----              ----
      Deferred tax assets:
             Net operating loss carryforwards     $ 2,385,000      $ 3,160,000
             Depreciation and amortization             19,000               --
             Deferred revenue                          34,000           58,000
             Other                                     87,000           35,000
             Less: Valuation allowance             (2,525,000)      (3,148,000)
                                                  -----------      -----------
                 Net deferred tax asset           $        --      $   105,000

      Deferred tax liability
             Depreciation and amortization                 --         (105,000)
                                                  -----------      -----------
                 Net deferred tax                 $        --      $        --
                                                  ===========      ===========

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

      As of December 31, 2000 and 2001, the Company has federal net operating loss carryforwards of approximately $6,212,000 and $8,225,000, respectively. As of December 31, 2000 and 2001, the Company has state net operating loss carryforwards of approximately $3,106,000 and $4,109,000, respectively. The federal and state net operating loss carryforwards will begin to expire in 2019 and 2004, respectively. The Company's ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

      The provision for income taxes for the years ended December 31, 2000 and 2001 differs from the amount that would result from applying the federal statutory rate as follows:

                                                               2000       2001
                                                               ----       ----

      Statutory regular federal income tax rate               (34.0%)    (34.0%)
      Change in valuation allowance                            34.6%      33.1%
      State taxes, net of federal benefit                      (3.3%)     (3.0%)
      Other                                                     2.6%       4.2%
                                                              ------     ------
                                                               (0.1%)     (0.3%)
                                                              ======     ======

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

7.    Capitalization

      Preferred Stock

      Under the Company's certificate of incorporation, the Board of Directors is authorized, subject to certain limitations, to issue up to an aggregate of 5,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, with each series having different rights, preferences and designations relating to dividends, conversion, voting, redemption and other features. No shares of preferred stock had been issued at December 31, 2000 and 2001.

      Common Stock

      In June 2001, the shareholders approved an increase to the number of authorized shares of the Company's common stock from 10,000,000 to 20,000,000.

      In December 1999, the Company established a vendor compensation plan whereby it may compensate vendors who are accredited investors, as defined under Rule 215 of the Securities Act of 1933, in shares of its common stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. During 2000 and 2001, 97,000 and 119,000 shares, respectively, were issued to vendors under the plan relying upon the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933 and which represented compensation of $192,000 and $90,000, respectively. In addition, warrants to purchase 50,000 shares at $1.50 per share and 50,000 shares at $2.00 per share were issued to a vendor. The Black-Scholes value of these warrants was $25,000. The vendors have taken the shares for investment.

      The Company completed its initial public offering in December 1999 and raised net proceeds of $5,391,000, through the issuance of 1,150,000 units, consisting of one share and one warrant to purchase one share of the Company's common stock. The units traded for 30 days, after which the shares and warrants traded separately. In September 2000, the Company completed a secondary public offering and raised net proceeds of approximately $2,750,000, through the issuance of 2,300,000 shares of common stock.

      In February 2001 the Company issued 593,483 common shares to satisfy a note, dated October 21, 1999, in full payment of principal and accrued interest totaling $1,186,966. In April 2001, the Company completed a private offering and raised net proceeds of approximately $328,000 through the issuance of 400,000 units comprising two shares of the Company's authorized but unregistered common stock and one warrant to purchase an additional share of common stock at a per share price of $1.07. In October 2001, the Company initiated a private placement offering of up to 1,300,000 shares of the Company's authorized but unregistered common stock at $0.50 per share. Through December 31, 2001, the Company had raised gross proceeds of $500,000, of the planned $650,000, with the remaining investment raised in January 2002.

      Stock Options

      In 1999, the Board of Directors adopted the 1999 Stock Option Plan (the "Plan") in order to attract and retain officers, other key employees, consultants and non-employee directors of the Company. An aggregate of 500,000 shares of common stock has been authorized for issuance under the Plan.

      The Plan provides for issuance of nonqualified and incentive stock options to officers, key employees, consultants and non-employee directors to the Company. Each nonqualified stock option shall have an exercise price not less than 100% of the fair value of the common stock on

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      the date of grant, unless as otherwise determined by the committee that administers the Plan. Incentive stock options shall have an exercise price equal to or greater than the fair value of the common stock on the date of grant provided that incentive stock options granted to a 10% holder of the Company's voting stock shall have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date of grant. Each option generally has a term of five to ten years from the date of grant unless otherwise determined by the committee that administers the Plan. All options granted in 1999, 2000 and 2001 have a five-year term.

      Upon the occurrence of a change in control, as defined in the Plan, each option granted under the Plan shall thereupon become fully vested and exercisable.

      The following table summarizes activity under the Plan for the years ended December 31, 1999, 2000 and 2001:

                                                                              Weighted
                                                                              Average
                                                                              Exercise
                                                                  Shares       Price
                                                                  ------      --------
      Outstanding at December 31, 1998                                 --         --
         Granted                                                  327,768      $5.73
                                                                 --------
      Outstanding at December 31, 1999                            327,768      $5.73
         Granted                                                   83,044      $3.56
         Exercised                                                     --         --
         Forfeited                                                (30,642)     $6.28
                                                                 --------
      Outstanding at December 31, 2000                            380,170      $5.21
                                                                 --------
          Granted                                                 388,026      $0.94
          Exercised                                                    --         --
          Forfeited                                              (299,737)     $5.35
                                                                 --------
      Outstanding at December 31, 2001                            468,459      $1.58
                                                                 ========

      Options exercisable at December 31, 2001                    287,586      $1.60
      Options available for future grant                           31,541
      Weighted average fair value of options granted in 2001                   $0.87
      Weighted average fair value of options granted in 2000                   $2.01

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2001:

                                     Options Outstanding at                    Options Exercisable at
                                       December 31, 2001                          December 31, 2001
                          ---------------------------------------------       --------------------------
                                            Weighted
                                             Average          Weighted                         Weighted
                           Number of        Remaining          Average         Number of        Average
      Range of              Shares         Contractual        Exercise           Shares        Exercise
   Exercise Price         Outstanding     Life (years)          Price         Exercisable        Price
   --------------         -----------     ------------        --------        -----------      ---------
   $0.00 - $0.99            276,288            4.41            $0.82           234,523          $0.82
   $1.00 - $2.99            141,500            3.99            $1.36            13,835          $1.53
   $3.00 - $5.99             12,075            2.59            $5.07            10,075          $4.91
   $6.00 - $7.20             38,596            2.76            $6.73            29,153          $6.75
                            -------                                            -------
                            468,459                                            287,586
                            =======                                            =======

      In January 2002, options to purchase 450,000 shares of common stock, vesting 1/2 immediately and 1/2 vesting in January 2003, were granted outside the Plan to four employees. In March 2002, options to purchase 5,000 shares of common stock included in the Plan were granted to one employee. In January 2002, options to purchase 20,931 shares of common stock were forfeited due to employment terminations.

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

                                                       Year Ended December 31,
                                                       2000           2001
                                                       ----           -----
      Risk-free interest rate                          5.87%           1.75%
      Expected lives (years)                            3.5             3.5
      Dividend yield                                    0.0%            0.0%
      Expected volatility                              75.0%          190.0%

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      The Company has adopted the disclosure only provisions of SFAS No. 123. If compensation cost associated with the Company's stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 123, the Company's net loss for 2000 and 2001 would have increased to the pro forma amounts indicated below:

                                                      Year Ended December 31,
                                                1999            2000            2001
                                            -----------     -----------      -----------
      Net loss -          as reported       $(2,864,722)    $(4,628,809)     $(1,999,507)
                          pro forma         $(2,942,893)     (4,751,684)      (2,056,804)

      Loss per share -    as reported       $     (1.90)    $     (1.34)     $     (0.30)
                          pro forma         $     (1.95)    $     (1.38)     $     (0.31)

      Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

      Warrants

      The following table summarizes the outstanding warrants to purchase common stock at December 31, 2001:

                 Number        Exercise Price        Expiration Date
                 ------        --------------        ---------------

                 50,001            $6.00             June 2002 - December 2002
                 50,000            $1.50             October 2004
                 50,000            $2.00             October 2004
              1,150,000            $9.00             December 2004
                200,000            $7.20             December 2004
                 25,000           $10.00             March 2005
                 33,334            $1.66             September 2005
                200,000            $1.80             September 2005
                 16,667            $0.87             March 2006
                400,000            $1.07             April 2006

      Shareholder receivable

      The Company has a loan outstanding to the President and Chief Executive Officer in the amount of $49,006, and $43,120 at December 31, 2000 and 2001, respectively. The loan bears interest at the prime rate and is secured by shares of the Company's common stock.

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

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      In June 2001, the Company assigned the lease for its New Jersey office to a third party, whereby that party would be primarily responsible and the Company would be secondarily liable for lease payments through the end of the lease agreement.

      Future minimum lease payments under the noncancelable operating and capital leases as of December 31, 2001 are as follows:

     Years Ending                                   Operating      Capital
     December 31,                                    Leases        Leases
     ------------                                   ---------     --------
          2002                                      $ 176,850    $   6,543
          2003                                        253,088        6,543
          2004                                        250,696        2,726
          2005                                         73,828           --
                                                    ---------      -------

               Total minimum obligations            $ 754,462       15,812
                                                    =========

      Less: Amounts representing interest                           (2,177)
                                                                 ---------
      Present value of minimum obligations                          13,635
      Less: Current portion                                         (5,162)
                                                                 ---------
      Non-current portion                                        $   8,473
                                                                 =========

      Rent expense for the years ended December 31, 1999, 2000 and 2001 was approximately $78,100, $223,700 and $181,100, respectively, including month-to-month rentals. Through June 1999, the Company subleased a portion of its office space to a third party on a month-to-month basis. Beginning in March 2001, the Company entered in an agreement to sub-lease a portion of its office space to a third party for $10,750 per month for an 18-month period. For the years ended December 31, 1999, 2000 and 2001, the Company received approximately $7,600, $0 and $107,500, respectively, of sublease income.

      Employment Agreements

      The Company entered into employment agreements with three officers of the Company. Under each agreement, employment may be terminated by the Company with cause or by the executive with good reason. Termination by the Company without cause, or by the executive for good reason, would subject the Company to liability for liquidated damages in an amount equal to the terminated executive's base salary for the remaining term of his or her employment agreement or 12 months, whichever is greater.

      License Agreement

      In April 1996, the Company entered into an exclusive license agreement with a software company that developed the facsimile technology available as a feature within the Company's historical software product. This agreement provides that the Company pays royalties of up to 50% of net revenues generated by the Company on license fees, implementation fees and maintenance fees. This agreement is for an initial term of 20 years, though it can be terminated by the Company upon six months' notice or by the software company in certain circumstances. For the year ended December 31, 1999, 2000 and 2001, the Company paid royalties of approximately $17,000, $57,000 and $31,000, respectively.

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

9.    Subsequent Events

            In January 2002, AdStar issued to Morse, Zelnick, Rose and Lander LLP, AdStar's legal counsel, 114,545 shares of restricted common stock, at fair market value in full settlement of a $62,500 liability included in the year-end financial statements. In January 2002, the Company sold an additional 300,000 shares of common stock at a price of $0.50 per share. These shares were sold as part of a 1,300,000 share private placement made pursuant to Sections 4(2) and 4(6) of the Act, of which 1,000,000 were sold prior to December 31, 2001. In connection with this offering the Company issued warrants to purchase 130,000 shares of its common stock, at a per share price equal to 110% of the closing price of the stock on January 17, 2002, as part of the placement agent fees. The warrants expire on January 16, 2007.

            On February 1, 2002, AdStar sold to an accredited investor 100,000 shares of its common stock at a price per share equal to 85% of its per share closing price on January 31, 2002 ($0.50). In connection with this sale the Company issued warrants to purchase 10,000 shares of its common stock, at a per share price equal to 110% of the closing price of the stock on January 17, 2002, as part of the placement agent fees. The warrants expire on January 31, 2007.

            In March 2002, the Board of Directors approved the sale of 1,443,457 shares of Series A Preferred Stock to the Tribune Company for an aggregate purchase price of $1.795 million. These shares carry a liquidation preference that includes a dividend of 7% per year available only upon liquidation and currently convert on a 1:1 basis. Shareholders of Series A preferred stock are entitled to vote on all matters submitted to the stockholders for vote, voting as a single class with the Common. The holders of Series A preferred stock are entitled to one vote for each share of common issuable upon conversion. Simultaneously with the sale of Series A Preferred shares, the Company entered into a service agreement with CareerBuilder, Inc. (an affiliate of Tribune). Under this agreement, AdStar will customize its ASP software applications specifically to work in conjunction with Tribune owned and operated newspapers and the CareerBuilder.com Web site network, in exchange for future monthly hosting revenue and processing fees. Management is currently assessing the impact this transaction will have on the Company's financial statements.

                                  ADSTAR, INC.
                                   EXHIBITS TO
                          ANNUAL REPORT ON FORM 10-KSB
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2001