Form 10KSB/A
period 2001-12-31
ADSTAR COM INC
filed 2002-04-22
CIK 1091599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

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

        4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292
               (Address of Principal Executive Office) (Zip Code)

                  Registrant's telephone number (310) 577-8255

Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class             Name of Each Exchange on Which Registered
Common Stock, par value $.0001                  Boston Stock Exchange
     per share Warrants

Securities Registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.0001 per share
                                 Title of Class

                                    Warrants
                                 Title of Class

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |X|

     For the year ended December 31, 2001, the revenues of the registrant were $2,081,000.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                INTRODUCTORY NOTE

     This Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed by the Registrant on April 16, 2002, is being filed to restate and correct the Summary Compensation Table included under Item 10.- Executive Compensation.

                                  ADSTAR, INC.

                           Form 10-KSB/A Annual Report

                                TABLE OF CONTENTS

                                                                           Page

PART I

  Item 1.  Description of Business.........................................  4
  Item 2.  Description of Property......................................... 15
  Item 3.  Legal Proceedings............................................... 16
  Item 4.  Submission of Matters to a Vote of Security Holders............. 16

PART II

  Item 5.  Market for Common Equity and Related Stockholder Matters........ 16
  Item 6.  Management's Discussion and Analysis of Operations of Financial
           Condition and Results of Operation.............................. 18
  Item 7.  Financial Statements............................................ 24
  Item 8.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure........................................ 25

PART III

  Item 9.  Directors and Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act............... 25
  Item 10. Executive Compensation.......................................... 28
  Item 11. Security Ownership of Certain Beneficial Owners and Management.. 30
  Item 12. Certain Relationships and Related Transactions.................. 31
  Item 13. Exhibits, List and Reports on Form 8-K.......................... 32


                           FORWARD-LOOKING STATEMENTS

     Certain statements made in this Annual Report on Form 10-KSB/A are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of our early stage operations, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. The terms "we", "our", "us", or any derivative thereof, as used herein shall mean AdStar, Inc., a Delaware corporation.

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

                                             Bid Information
                                             ---------------
    Price range of Common Stock             High          Low
----------------------------------------------------------------
2000
----
First quarter(commencing January 18)     $  11.000     $   6.250
Second quarter                               7.375         3.125
Third quarter                                4.750         1.500
Fourth quarter                               1.688         0.531

2001
----
First quarter                                1.531         0.500
Second quarter                               1.590         0.530
Third quarter                                0.950         0.520
Fourth quarter                               0.880         0.520

2002
----
First quarter                                1.440         0.450

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this annual report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See "Forward-Looking Statements" following the Table of Contents of this 10-KSB/A. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Results of Operations

The following table sets forth the results of operations expressed as a percentage of net revenues.

                                  Year Ended December 31,
                                  -----------------------
                                  1999     2000     2001
                                  ----     ----     ----
Net revenues ................     100%     100%     100%
Cost of revenues ............      61%      71%      39%
                                  ---      ---      ---
Gross Profit ................      39%      29%      61%

Selling expense .............      48%     104%      32%
Administrative expense ......      91%     165%      90%
Development costs ...........      62%     101%      31%
Abandoned offering costs, net      12%      --       --
                                  ---      ---      ---
Loss from operations ........    -174%    -341%     -91%
Interest income (expense) ...     -23%       4%       1%
                                  ---      ---      ---
Loss before taxes ...........    -197%    -337%     -90%
Provision for taxes .........      --       --       --
                                  ---      ---      ---

Net loss ....................    -197%    -337%     -90%
                                  ===      ===      ===

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

Administrative Expense

Administrative expense consists primarily of the cost of executive, administrative, technical operations and accounting and finance personnel as well as general corporate expenses. Administrative expenses decreased to $1,882,000 from $2,269,000 in 2000 and increased from $1,335,000 in 1999.
Personnel related costs decreased to $1,062,000 from $1,692,000 in 2000 and $374,000 in 1999. Our personnel additions occurred in mid 1999 and were primarily in technical operations, management and accounting/finance. We have since curtailed these costs significantly through reductions in workforce levels.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act


Our executive officers and directors and their respective ages are as follows:

                                                                                       Director
     Name                 Age                     Position                              Since
---------------           ---       -----------------------------------------          -------
Leslie Bernhard            58       President, Chief Executive Officer
                                    and Director                                         1991

Eli Rousso                 65       Executive Vice President, Chief
                                    Technology Officer, Secretary, Treasurer,
                                    and Director                                         1991

Jeffrey Baudo              54       Senior Vice President, Chief Operating
                                    Officer, and Director                                2001

Jeffrey Diamond   40                Vice President, Technical Services

Cris Hopkins               43       Vice President and Acting Chief Financial
                                     Officer

Corey E. Shaker(1)         43       Director                                             2002

Stephen A. Zelnick(1)      64       Director                                             2002

-------------
     (1) Members of the compensation committee and the audit committee of the Board of Directors.

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

     Jeffrey Diamond became Vice President, Technical Services in September 2000. Mr Diamond is a former Principal and Director of our predecessor, Ad-Star Services, Inc., and had been employed by AdStar since 1986. Mr. Diamond received an Associates Degree in Computer/Information Science from Nassau Community College - NY.

     Cris Hopkins joined us as Vice President of Finance in July 2000 and became Acting Chief Financial Officer in February 2001. Prior to joining AdStar, Ms. Hopkins was employed by Sony between 1992 and 1999, serving as Vice President, Financial Planning at the television group from February 1998 through April 1999. Ms. Hopkins served as Executive Director, Finance and Administration at Viacom Consumer Products, a division of Paramount Pictures from May 1999 to June 2000. She holds a B.S. degree in Accounting from the University of Denver and is a CPA.

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

     *Stephen A. Zelnick, a director, has been a partner in the law firm Morse, Zelnick, Rose & Lander, LLP since its inception in August 1995. Mr. Zelnick serves on the Boards of Directors of Milestone Scientific, Inc., a developer and manufacturer of medical and dental equipment, Hometown Auto Retailers, Inc. an automotive dealership group and DAG Media, Inc. a publisher of classified telephone directories. Mr. Zelnick holds a B.S. degree in Economics with an accounting major from the Wharton School of the University of Pennsylvania in 1957 and an LLB from Yale Law School in 1960.

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

                                    ........

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

                           Summary Compensation Table

                                                                                   Long-Term Compensation
                                                          Annual          --------------------------------------
                                                       Compensation            Awards                 Payouts
                                                       -------------      -----------------        -------------
                                                                            Common Stock             All Other
  Name and Principal                                      Salary         Underlying Options        Compensation
       Position                        Year                 ($)                  (#)                    ($)
  ------------------                   ----            -------------      -----------------        -------------
Leslie Bernhard,                       2001               $251,680             100,000                   0
President & Chief Executive            2000                231,912                   0                   0
Officer                                1999                201,894                   0                   0

Eli Rousso                             2001               $240,371             100,000                   0
Executive Vice                         2000                230,301                   0                   0
President & Chief                      1999                201,894                   0                   0
Technology Officer

Jeffrey Baudo                          2001(1)            $197,872             100,000                   0
Chief Operating
Officer

Jeffrey Diamond                        2001               $187,224                   0                   0
Vice President -Technology             2000                138,725              25,000                   0
                                       1999                100,626                   0                   0

Cris Hopkins                           2001(2)            $107,917              20,000                   0
Vice President and                     2000(3)              42,051              10,000
Acting Chief Financial
Officer

-------------

     (1) Since commencement of employment on January 22, 2001.

     (2) Appointed to the position of Acting Chief Financial Officer in February 2001.

     (3) Since commencement of employment on July 10, 2000.

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

                              Option Grants in 2001
--------------------------------------------------------------------------------
                          Individual Grants of Options
--------------------------------------------------------------------------------

                        Number of
                        Shares of              Percent of
                         Common               Total Options
                          Stock                Granted to            Exercise
                       Underlying             Employees in            Price
     Name                Option #                 2001                ($/Sh)         Expiration Date
----------------       ----------                ------              -------         ---------------
Leslie Bernhard          100,000                  25.8%               $0.810            June 2006
Eli Rousso               100,000                  25.8%               $0.810            June 2006
Jeffrey Baudo(1)         100,000                  25.8%               $1.250          February 2006
Cris Hopkins(1)           20,000                   5.1%               $0.875            March 2006

-------------
     (1) The options vest in 1/3 increments on each of the 1st, 2nd and 3rd of the employee's anniversary.


                     Aggregated 2001 Year End Options Values
--------------------------------------------------------------------------------

                                   Number of Shares of
                                  Common Stock Underlying               Value of Unexercised
                                  Unexercised Options at                In-The-Money Options
                                         12/31/01                            At 12/31/01
    Name                      Exercisable(E)/Unexercisable(U)      Exercisable(E)/Unexercisable(U)
--------------                ----------------------------         ----------------------------
Leslie Bernhard                     100,000(E)/--0--(U)                        $--0--
Eli Rousso                          100,000(E)/--0--(U)                        $--0--
Jeffrey Baudo                        --0--(E)/ 100,000(U)                      $--0--
Jeffrey Diamond                      8,334(E)/ 16,666(U)                       $--0--
Cris Hopkins                        10,000(E)/ 20,000(U)                       $--0--


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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table, together with the accompanying footnotes, sets forth information, as of March 20, 2002, regarding stock ownership of all persons known by AdStar to own beneficially more than 5% of AdStar's outstanding Common Stock, Named Executives , all directors, and all directors and officers of AdStar as a group:

                                                             Shares of
                                                            Common Stock
                                                            Beneficially      Percentage of
    Name of Beneficial Owner (1)                             Owned (2)          Ownership
-----------------------------------------                  --------------      -----------
Leslie Bernhard (3)                                            785,054             9.2%
Eli Rousso (3)                                                 812,976             9.5%
Jeffrey Baudo (4)                                              108,333             1.3%
Cris Hopkins(5)                                                 10,000               *
Jeffrey Diamond(6)                                               8,334               *
Stephen A. Zelnick (7)                                         128,636             1.6%
Corey E. Shaker (8)                                             25,000               *
Chester L. F. Paulson (9)                                    2,211,799            25.4%
Tribune Company (10)                                         1,443,457            14.9%
All Directors and Officers (7 persons) as a group            1,878,333            22.1%

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

Item 13. Exhibits and Reports on Form 8-K.

(a)Exhibit No.                       Description

      --------------------------------------------------------------------------

      3.1   Certificate of Incorporation of AdStar (1)

      3.1a Amendment to Certificate of Incorporation, as filed with the Secretary of State of Delaware on July 11, 2001 (5)

      3.1b Certificate of Designation of Certificate of Incorporation as filed with the Secretary of State of Delaware on March 15, 2002 (8)

      3.2   By-Laws of AdStar (1)

      3.3   Agreement and Plan of Merger (1)

      4.1   Specimen Stock Certificate (1)

      4.2   Revised Form of Underwriter's Warrant (4)

      4.3 Form of 5-year warrant issued in the Private Placement of units on April 6, 2001 (6)

      4.4 Form of 5-year warrant issued in connection with the Private Placement of AdStar Common Stock during the period of October 2001 through January 2002(7)

      4.5 Form of 3-year warrant issued to C.C.R.I. Corporation in connection with an agreement between it and AdStar, dated as of October 2, 2001(7)

      10.1  1999 Stock Option Plan (1)

      10.4  Employment Agreement between AdStar and Leslie Bernhard (1)

      10.5  Employment Agreement between AdStar and Eli Rousso (1)

      10.6 Memorandum of Agreement between AdStar and CareerPath.com LLC dated March 11, 1999(1)

      10.7 Distribution and Service Agreement dated February 9, 1999 by and between the Company and PowerAdz (1)

      10.8 Distribution and Service Agreement dated November 19, 1998 by and between AdStar and AdOne Classified Network, Inc. (1)

      10.9 Agreement dated March 16, 1999 by and between James E. Mann and the Company (1)

      10.10 Form of warrant to purchase 16,667 shares of Common Stock issued to Jonathan Cohen and Ronald Posner (1)

      10.12 Loan and Subscription Agreement dated July 13, 1999 by and between the Company and Interequity Capital Partners L.P. (1)

      10.13 Form of Subscription Agreement for 12% Convertible Subordinated Unsecured Promissory Note (1)

      10.14 Form of 12% Convertible Subordinated Unsecured Promissory Note (1)

      10.15 Form of Shareholders' Agreement by and among AdStar, its principal stockholders and certain investors (1)

      10.16 Employment Agreement dated July 20, 1998 between Adam Left and the Company and amendment dated July 15, 1999(1)

      10.17 Employment Agreement dated as of April 12, 1999 between Michael Kline and AdStar (1)

      10.18 Promissory Note issued to Paulson Capital Corporation (1)

      10.19 Distribution and Service Agreement dated as of September 3, 1999 by and between AdStar and Landon Media Group, Inc. (2)

      10.20 Distribution and Service Agreement dated as of August 30, 1999 by and between AdStar and Career Engine (2)

      10.21 Distribution and Service Agreement dated as of August 27, 1999 by and between AdStar and CareerPath.com (2)

      10.22 INTENTIONALLY LEFT BLANK

      10.23 Engagement Agreement, dated March 7, 2000, between RCG Capital Markets Group and AdStar (3)

      10.24 First Amendment of Office Lease and Parking License Agreement, dated December 13, 1999, between TIAA Realty, Inc. and AdStar (4)

      10.25 Second Amendment of Office Lease and Parking License Agreement, dated March 24, 2000, between TIAA Realty, Inc. and AdStar (3)

      10.26 Employment Agreement between AdStar and Jeffrey Baudo.(9)

      10.27 Letter Agreement between Company and Paulson Capital Corporation for the satisfaction of outstanding principal and interest due on $1.1 million note bearing interest at 6% per annum, dated October 21, 1999.(9)

      10.28 Copy of Agreement, among Company and certain accredited investors, dated April 6, 2001 (9)

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

      23.1  Consent of Independent Accountants *
-------------

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

                                   AdStar, Inc.

                                   By:  /s/ Leslie Bernhard
                                        ------------------------------
                                        Leslie Bernhard,
                                        President and Chief Executive Officer

Date: April 19, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 19, 2002.

            Signature                            Title

Principal Executive Officer

  /s/ Leslie Bernhard            President and Chief Executive Officer
---------------------------      and Director
      Leslie Bernhard

Principal Financial Officer

  /s/ Cris Hopkins               Acting Chief Financial Officer
---------------------------
      Cris Hopkins

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

/s/  PricewaterhouseCoopers LLP

Los Angeles, California
February 22, 2002 except for the subsequent events described in Note 9, as to which the date is March 15, 2002

AdStar, Inc.
Balance Sheets
As of December 31, 2000 and 2001
--------------------------------------------------------------------------------

                                                                                 2000              2001
                                                                             ------------      -----------
Assets

Current assets:
   Cash and cash equivalents                                                 $  1,606,999      $    411,539
   Restricted cash                                                                100,000            45,457
   Accounts receivable, net of allowance for doubtful
     accounts of $73,000 and $15,000                                              227,144           210,370
   Prepaid and other current assets                                               154,648           174,387
                                                                             ------------      ------------
     Total current assets                                                       2,088,791           841,753

Property and equipment, net                                                     1,616,163         1,917,778
Intangible assets, net                                                            124,383            86,835
Other assets                                                                       34,571            24,863
                                                                             ------------      ------------

     Total assets                                                            $  3,863,908      $  2,871,229
                                                                             ============      ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                          $    298,547      $    416,735
   Accrued expenses                                                               542,868           446,628
   Deferred revenue                                                               165,304           153,213
   Notes payable                                                                1,100,000                --
   Capital lease obligations                                                       15,009             5,162
                                                                             ------------      ------------

     Total current liabilities                                                  2,121,728         1,021,738

Capital lease obligations                                                          45,594             8,473
                                                                             ------------      ------------

     Total liabilities                                                          2,167,322         1,030,211
                                                                             ------------      ------------
Commitments and contingencies (Note 8)                                                 --                --

Stockholders' equity:
   Preferred stock, par value $0.0001; authorized 5,000,000 shares; none
     issued and outstanding                                                            --                --
   Common stock, par value $0.0001; authorized 20,000,000 shares; issued and outstanding 5,217,119 at December 31, 2000 and
      7,729,851 at December 31, 2001                                                  522               773
   Additional paid-in capital                                                   8,849,241        10,843,795
   Deferred compensation                                                          (28,239)               --
   Shareholder receivable                                                         (49,006)          (43,120)
   Accumulated deficit                                                         (7,075,932)       (8,960,430)
                                                                             ------------      ------------
     Total stockholders' equity                                                 1,696,586         1,841,018
                                                                             ------------      ------------
     Total liabilities and stockholders' equity                              $  3,863,908      $  2,871,229
                                                                             ============      ============

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

AdStar, Inc.
Statements of Stockholders' Equity
For Each of the Three Years
in the Period Ended December 31, 2001

--------------------------------------------------------------------------------


                                                      Common Stock               Additional
                                             ----------------------------          Paid-In           Shareholder          Deferred
                                              Shares               Amount          Capital            Receivable        Compensation
                                             ---------            -------        -----------         -----------        ------------
Balance, December 31, 1998                   1,479,664            $28,300                 --                 --                 --
   Net loss                                         --                 --                 --                 --                 --
   Repurchase of option                             --                 --                 --                 --                 --
   Reclassification of deficit due
     to termination of S corporation
     election                                       --                 --        $(1,094,611)                --                 --
   Warrants issued for services                     --                 --            146,600                 --                 --
   Contribution of common stock                (63,848)                (6)                 6                 --                 --
   Net proceeds from initial public
     offering                                1,150,000                115          5,390,526                 --                 --
   Re-incorporation in Delaware
     and change in par value                        --            (28,152)            28,152                 --                 --
   Dividends                                        --                 --                 --                 --                 --
   Conversion of redeemable
     common stock                               22,534                  2            137,534                 --                 --
   Conversion of convertible
     notes and accrued interest                231,914                 23          1,104,944                 --                 --
   Receivable from shareholder                      --                 --                 --           $(35,056)                --
                                          ------------       ------------       ------------       ------------       ------------

Balance, December 31, 1999                   2,820,264                282          5,713,151            (35,056)                --
   Net loss                                         --                 --                 --                 --                 --
   Net proceeds from secondary
     public offering                         2,300,000                230          2,750,251                 --                 --
   Common stock issued for
     license agreement                          67,796                  7             99,993                 --                 --
   Common stock issued for
     services                                   29,059                  3            128,439                 --           $(32,000)
   Stock options issued for
     service                                        --                 --            157,407                 --           (157,407)
   Amortization of deferred
     compensation                                   --                 --                 --                 --            161,168
   Loan to shareholder, net                         --                 --                 --            (13,950)                --
                                          ------------       ------------       ------------       ------------       ------------

Balance, December 31, 2000                   5,217,119                522          8,849,241            (49,006)           (28,239)
   Net loss                                         --                 --                 --                 --                 --
   Net proceeds from private
     offerings                               1,800,000                180            693,414                 --                 --
   Common stock issued for
     services                                  119,249                 12             89,508                 --                 --
    Warrants issued for services                    --                 --             24,725                 --                 --
   Amortization of deferred
     compensation                                   --                 --                 --                 --             28,239
   Conversion of debt
     to equity                                 593,483                 59          1,186,907                 --                 --
   Shareholder payment, net                         --                 --                 --              5,886                 --
                                          ------------       ------------       ------------       ------------       ------------

Balance, December 31, 2001                   7,729,851               $773        $10,843,795           ($43,120)      $         --
                                          ============       ============       ============       ============       ============


                                                                   Total
                                                               Stockholders'
                                            Accumulated           Equity
                                             (Deficit)           (Deficit)
                                             -----------         ----------
Balance, December 31, 1998                   $(224,304)         $(196,004)
   Net loss                                 (2,864,722)        (2,864,722)
   Repurchase of option                       (447,935)          (447,935)
   Reclassification of deficit due
     to termination of S corporation
     election                                1,094,611                 --
   Warrants issued for services                     --            146,600
   Contribution of common stock                     --                 --
   Net proceeds from initial public
     offering                                       --          5,390,641
   Re-incorporation in Delaware
     and change in par value                        --                 --
   Dividends                                    (4,773)            (4,773)
   Conversion of redeemable
     common stock                                   --            137,536
   Conversion of convertible
     notes and accrued interest                     --          1,104,967
   Receivable from shareholder                      --            (35,056)
                                          ------------       ------------

Balance, December 31, 1999                  (2,447,123)         3,231,254
   Net loss                                 (4,628,809)        (4,628,809)
   Net proceeds from secondary
     public offering                                --          2,750,481
   Common stock issued for
     license agreement                         100,000
   Common stock issued for
     services                                       --             96,442
   Stock options issued for
     service                                        --                 --
   Amortization of deferred
     compensation                                   --            161,168
   Loan to shareholder, net                         --            (13,950)
                                          ------------       ------------

Balance, December 31, 2000                  (7,075,932)         1,696,586
   Net loss                                 (1,884,498)        (1,884,498)
   Net proceeds from private
     offerings                                      --            693,594
   Common stock issued for
     services                                       --             89,520
    Warrants issued for services                    --             24,725
   Amortization of deferred
     compensation                                   --             28,239
   Conversion of debt
     to equity                                      --          1,186,966
   Shareholder payment, net                         --              5,886
                                          ------------       ------------

Balance, December 31, 2001                 ($8,960,430)        $1,841,018
                                          ============       ============

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

     Reclassifications

     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

3.   Property and Equipment

     Property and equipment consisted of the following at December 31:

                                                            2000            2001
                                                            ----            ----

     Computer equipment and software development         $1,798,788      $2,469,404
     Furniture and fixtures                                 108,574          56,106
     Leasehold improvements                                  27,848          30,187
                                                        -----------     -----------

                                                          1,935,210       2,555,697
     Less: Accumulated depreciation and amortization       (319,047)       (637,919)
                                                        -----------     -----------

     Net property and equipment                          $1,616,163      $1,917,778
                                                         ==========      ==========

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

4.   Intangible Assets

     Intangible assets are comprised of the following at December 31:

                                                       2000             2001
                                                       ----             ----

        Cost                                         $196,032         $197,858
        Less: Accumulated amortization                (71,649)        (111,023)
                                                     --------         --------

                                                     $124,383         $ 86,835
                                                     ========         ========

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

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

6.   Income Taxes

     Prior to June 30, 1999, the Company was taxed as an S-Corporation. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components for the Company's deferred taxes at December 31, consisted of the following:

                                                    2000            2001
                                                    ----            ----
     Deferred tax assets:
            Net operating loss carryforwards     $2,385,000      $3,160,000
            Depreciation and amortization            19,000              --
            Deferred revenue                         34,000          58,000
            Other                                    87,000          35,000
            Less: Valuation allowance            (2,525,000)     (3,148,000)
                                                -----------     -----------
                Net deferred tax asset          $        --        $105,000

     Deferred tax liability
            Depreciation and amortization                --        (105,000)
                                                -----------     -----------
                Net deferred tax                $        --     $        --
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

     The provision for income taxes for the years ended December 31, 2000 and 2001 differs from the amount that would result from applying the federal statutory rate as follows:

                                                   2000      2001
                                                   ----      ----

     Statutory regular federal income tax rate    (34.0%)   (34.0%)
     Change in valuation allowance                 34.6%     33.1%
     State taxes, net of federal benefit           (3.3%)    (3.0%)
     Other                                          2.6%      4.2%
                                                   ----      ----
                                                   (0.1%)    (0.3%)
                                                   ====      ====

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

     The following table summarizes activity under the Plan for the years ended December 31, 1999, 2000 and 2001:

                                                                             Weighted
                                                                              Average
                                                                             Exercise
                                                                Shares         Price
                                                                ------       --------
     Outstanding at December 31, 1998                                --           --
        Granted                                                 327,768        $5.73
                                                                -------
     Outstanding at December 31, 1999                           327,768        $5.73
        Granted                                                  83,044        $3.56
        Exercised                                                    --           --
        Forfeited                                               (30,642)       $6.28
                                                                 ------
     Outstanding at December 31, 2000                           380,170        $5.21
        Granted                                                 388,026        $0.94
        Exercised                                                    --           --
        Forfeited                                              (299,737)       $5.35
                                                                -------
     Outstanding at December 31, 2001                           468,459        $1.58
                                                                =======

     Options exercisable at December 31, 2001                   287,586        $1.60
     Options available for future grant                          31,541
     Weighted average fair value of options granted in 2001                    $0.87
     Weighted average fair value of options granted in 2000                    $2.01

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at December 31, 2001:

                                      Options Outstanding at                    Options Exercisable at
                                        December 31, 2001                          December 31, 2001
                                 --------------------------------                  ------------------
                                             Weighted
                                              Average          Weighted                         Weighted
                            Number of        Remaining          Average         Number of        Average
          Range of           Shares         Contractual        Exercise           Shares        Exercise
       Exercise Price      Outstanding     Life (years)          Price         Exercisable        Price
       --------------      -----------     -----------           -----         -----------        -----
       $0.00 - $0.99         276,288            4.41            $0.82           234,523          $0.82
       $1.00 - $2.99         141,500            3.99            $1.36            13,835          $1.53
       $3.00 - $5.99          12,075            2.59            $5.07            10,075          $4.91
       $6.00 - $7.20          38,596            2.76            $6.73            29,153          $6.75
                             -------                                            -------
                             468,459                                            287,586
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

                                Year Ended December 31,
                                  2000            2001
                                 -------        -------
     Risk-free interest rate      5.87%           1.75%
     Expected lives (years)        3.5             3.5
     Dividend yield                0.0%            0.0%
     Expected volatility          75.0%          190.0%

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS


     The Company has adopted the disclosure only provisions of SFAS No. 123. If compensation cost associated with the Company's stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 123, the Company's net loss for 2000 and 2001 would have increased to the pro forma amounts indicated below:

                                                     Year Ended December 31,
                                             1999              2000              2001
                                         -----------       -----------       -----------
     Net loss -        as reported       $(2,864,722)      $(4,628,809)      $(1,999,507)
                       pro forma         $(2,942,893)       (4,751,684)       (2,056,804)

     Loss per share -  as reported            $(1.90)           $(1.34)           $(0.30)
                       pro forma              $(1.95)           $(1.38)           $(0.31)

     Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

     Warrants

     The following table summarizes the outstanding warrants to purchase common stock at December 31, 2001:

            Number            Exercise Price            Expiration Date
           --------           --------------           ----------------
            50,001                $6.00                June 2002 - December 2002
            50,000                $1.50                October 2004
            50,000                $2.00                October 2004
         1,150,000                $9.00                December 2004
           200,000                $7.20                December 2004
            25,000               $10.00                March 2005
            33,334                $1.66                September 2005
           200,000                $1.80                September 2005
            16,667                $0.87                March 2006
           400,000                $1.07                April 2006

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

     Future minimum lease payments under the noncancelable operating and capital leases as of December 31, 2001 are as follows:

        Years Ending                                               Operating                Capital
        December 31,                                                 Leases                  Leases
        ------------                                               ---------                -------
           2002                                                    $176,850                  $6,543
           2003                                                     253,088                   6,543
           2004                                                     250,696                   2,726
           2005                                                      73,828                      --
                                                                   --------                 -------

               Total minimum obligations                           $754,462                  15,812
                                                                   ========

      Less: Amounts representing interest                                                    (2,177)
                                                                                            -------
      Present value of minimum obligations                                                   13,635
      Less: Current portion                                                                  (5,162)
                                                                                            -------
      Non-current portion                                                                     8,473
                                                                                            =======

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

                                  ADSTAR, INC.
                                   EXHIBITS TO
                         ANNUAL REPORT ON FORM 10-KSB/A
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2001