Form 10QSB
period 2002-03-31
ADSTAR COM INC
filed 2002-05-15
CIK 1091599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 001-15363

                                  AdStar, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                 22-3666899
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                 Identification No.)

        4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292
                    (Address of principal executive offices)

                                 (310) 577-8255
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2002 the Issuer had outstanding 8,249,603 shares of its common stock, including 12,425 shares issuable pursuant to the vendor compensation plan.

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

                               FORM 10-QSB REPORT

                                 March 31, 2002
                                                                            PAGE
PART I - FINANCIAL INFORMATION

      Item 1.  Interim Consolidated Financial Statements
               (Unaudited)

                        Balance Sheet - March 31, 2002                         3

                        Statements of Operations
                        For the Three-Month Periods
                         Ended March 31, 2001 and 2002                         4

                        Statements of Cash Flows
                        For the Three-Month Periods Ended
                        March 31, 2001 and 2002                                5

                        Notes to Interim Financial Statements                  6

      Item 2.  Management's Discussion and Analysis or Plan of Operation      10

PART II - OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds                       16

      Item 6. Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                    17

AdStar, Inc.
Balance Sheet
March 31, 2002 (unaudited)

Assets
Current assets:
   Cash and cash equivalents                                                    $  1,849,424
   Restricted cash                                                                    45,457
   Accounts receivable, net                                                          561,383
   Prepaid and other current assets                                                  146,274
                                                                                ------------
                Total current assets                                               2,602,538

Property and equipment, net                                                        1,878,859
Intangible assets, net                                                                77,039
Other assets                                                                          26,463
                                                                                ------------

          Total assets                                                          $  4,584,899
                                                                                ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                             $    646,761
   Accrued expenses                                                                  331,727
   Deferred revenue                                                                  295,589
Capital lease obligations                                                              5,803
                                                                                ------------
                Total current liabilities                                          1,279,880

Capital lease obligations                                                              8,907
                                                                                ------------
                Total liabilities                                                  1,288,787

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $0.0001; authorized 5,000,000 shares; 1,443,457 shares issued and outstanding; liquidation preference
             of $1,795,000                                                               144
   Common stock, par value $0.0001; authorized 20,000,000 shares;
             8,249,603 shares issued and outstanding                                     825
   Additional paid-in capital                                                     12,865,938
   Stockholder receivable                                                            (41,354)
   Accumulated deficit                                                            (9,529,441)
                                                                                ------------
                Total stockholders' equity                                         3,296,112
                                                                                ------------

          Total liabilities and stockholders' equity                            $  4,584,899
                                                                                ============


              The accompanying notes are an integral part of these
                         interim financial statements.

AdStar, Inc.
Statements of Operations
For the three-month periods
Ended March 31, 2001 and 2002 (unaudited)



                                          Three months ended
                                              March 31,
                                      --------------------------
                                         2001           2002
                                      -----------    -----------


Revenues                              $   440,243    $   500,210
Cost of revenues                          175,152        225,716
                                      -----------    -----------

   Gross profit                           265,091        274,494


Selling expenses                          167,674        156,202
Administrative expenses                   575,509        469,589
Development expenses                      202,443        219,621
                                      -----------    -----------

   Loss from operations                  (680,535)      (570,918)

Interest income (expense), net              3,401          3,673
                                      -----------    -----------

   Loss before taxes                     (677,134)      (567,245)

Provision for income taxes                  1,532          1,765
                                      -----------    -----------

   Net loss                           $  (678,666)   $  (569,010)
                                      ===========    ===========


Loss per share - basic and diluted    $     (0.12)   $     (0.07)


Weighted average number of shares -
basic and diluted                       5,510,599      8,101,789



              The accompanying notes are an integral part of these
                         interim financial statements.

AdStar, Inc.
Statements of Cash Flows
For the three-month periods
Ended March 31, 2001 and 2002 (unaudited)

                                                                 2001           2002
                                                              -----------    -----------
Cash flows from operating activities:
   Net loss                                                   $  (678,666)   $  (569,010)
   Adjustments to reconcile net loss to net cash used in
     operating activities
          Depreciation and amortization                            70,991        135,197
          Stock-based charges                                      36,489         21,052
          Interest on stockholder receivable                           --           (483)
          Loss on disposal of fixed assets                         16,833             --
          Changes in assets and liabilities:
            Accounts receivable                                  (112,616)      (351,013)
            Prepaid and other assets                               26,159         26,512
            Accounts payable                                       39,642        292,493
            Accrued expenses                                     (287,373)      (114,890)
            Deferred revenue                                      172,444        142,376
                                                              -----------    -----------
       Net cash used in operating activities                     (716,097)      (417,766)
                                                              -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                            (164,937)       (86,482)
   Proceeds from disposal of fixed assets                          25,661             --
   Repayment of stockholder receivable                              2,250          2,250
                                                              -----------    -----------
       Net cash used in investing activities                     (137,026)       (84,232)
                                                              -----------    -----------

Cash flows from financing activities:
   Proceeds from leasing of property and equipment                     --          2,345
   Net proceeds from sale of common stock                              --        156,649
   Net proceeds from sale of preferred stock                           --      1,782,159
   Principal repayments on capital leases                         (43,263)        (1,270)
                                                              -----------    -----------
       Net cash provided by (used in) financing activities        (43,263)     1,939,883
                                                              -----------    -----------
       Net increase (decrease) in cash and cash equivalents      (896,386)     1,437,885

Cash and cash equivalents at beginning of period                1,606,999        411,539
                                                              -----------    -----------

Cash and cash equivalents at end of period                    $   710,613    $ 1,849,424
                                                              ===========    ===========

Non cash investing and financing activities
   Conversion of note payable and accrued interest to
     common stock                                               1,186,966             --
   Conversion of accounts payable to common stock                      --         62,469


              The accompanying notes are an integral part of these
                         interim financial statements.

AdStar, Inc.
Notes To Interim Financial Statements
(Unaudited)


1.    General

      The interim financial statements for AdStar, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and
      Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2001.

2.    Summary of Significant Accounting Policies

      Concentration of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at times, cash balances held in financial institutions are in excess of FDIC insurance limits.

      For the three months ended March 31, 2002 and 2001, no customer accounted for 10% of the Company's revenues. At March 31, 2002 six customers in the aggregate accounted for 40% of the Company's accounts receivable. The majority of the Company's customers have historically consisted of newspapers and publishers of classified advertisements.

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

      Revenue Recognition

      The Company derives revenue from several products and services as follows:

      Technology services revenue - The Company receives revenue from technology service contracts that generally contain multiple elements such as software customization services, monthly fees and post-contract customer support (PCS). Revenue from these arrangements is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". Accordingly, revenue is allocated to each element within the contract based on the relative fair values of those elements using vendor specific objective evidence. Revenue from monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement. Revenue from software customization services is recognized as the services are performed, using a percentage of completion methodology based on labor hours. The Company also provides customization services at the customers' request and recognizes revenue as the services are performed, using a percentage of completion methodology based on labor hours.

      Areas requiring management's judgment include revenue recognition and cost estimation on the fixed fee software customization element of the contracts. Revenue is recognized on these contracts using a percentage-of-completion methodology, based upon labor input measures and an estimate of time to completion. Monthly, technical management reviews the estimate of labor hours required to complete the customization and the effect of any change in estimate is reflected in the period in which the change is first known. Such changes in estimates have not been material to our quarterly results of operations. The corresponding cost of revenue charge is derived based upon the same labor input measurements and our existing cost structure. If the Company does not accurately estimate the resources required under the contract or the scope of the work to be performed, or if the Company does not manage its projects properly within the prescribed timeframe, future margins may be significantly and adversely affected. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and uncertainties inherent in software customization activities may affect the percentages derived under the percentage-of-completion accounting method, which in turn may affect the amounts reported in the financial statements.

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

      Computation of Earnings Per Share

      Basic earnings (loss) per share is computed by dividing the net income
      (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares are excluded from the computation when their effect is antidilutive. For the three months ended March 31, 2001 and 2002, diluted loss per share does not include 1,925,976 and 3,226,730, respectively, of options and warrants to purchase common stock and 0 and 1,443,457, respectively, of shares issuable upon the conversion of Series A preferred stock to common stock, as their inclusion would be antidilutive.

3.    Significant Contracts

      On March 18, 2002, the Company entered into a series of agreements with Tribune Company ("Tribune"). In accordance with these agreements, the Company sold 1,443,457 shares of Series A convertible preferred stock to the Tribune Company for approximately $1.8 million. The Company has recorded the $1.8 million investment in the Series A convertible preferred stock at cost which approximated fair value. The rights and preferences of the Series A preferred stock are described in Note 4 below. Additionally, the Company agreed to develop and customize a version of its web software applications to Tribune specifications in exchange for earning volume-based transaction fees in the future by providing Web-based recruitment ad sales technology to all major market Tribune newspapers and on-line services. This customization will provide a platform that allows Tribune owned newspapers, together with a Tribune affiliated company, CareerBuilder, Inc. (www.careerbuilder.com), to receive recruitment advertising from agencies, corporate customers, and the general public. After the Company completes the development and customization effort, it will manage the related transactions and receive a volume-based ASP fee with a guaranteed monthly minimum. As the Company incurs cost associated with the customization effort, amounts will be reflected as deferred contract costs in the balance sheet. Through March 31, 2002, $21,000 in development and customization costs have been deferred. The Company will amortize the cost of the development and customization effort over the expected period of the agreement, currently estimated to be five years from completion of the development and customization effort. The Company currently believes that the cost of the development and customization effort will not exceed the anticipated monthly minimum payments under the agreement totaling $450,000. Should it be determined that the costs to develop and customize the software applications under the agreement exceed such minimum fees, the estimated loss will be charged to cost of revenues in the period the loss first becomes known. The Company will recognize in revenue the minimum monthly fees under the agreement on a straight-line basis commencing on the completion of the development and customization effort. To the extent that transaction based fees exceed the monthly minimum payments, the Company will record the excess in revenue when earned.

4.    Series A Convertible Preferred Stock

      The Company has authorized 5,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,443,457 shares have been designated as Series A convertible preferred stock ("Series A preferred stock"). The remaining authorized shares have not been designated. At March 31, 2002, the Company has reserved 1,443,457 shares of common stock for issuance upon the conversion of the Series A preferred stock. The Series A preferred stock has the following characteristics:

      Voting Rights - Each holder of the Series A preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such holder's shares are convertible. The Company cannot amend its certificate of incorporation amending the rights of the Series A preferred stockholders, enter into any capital stock or equity agreements with rights ranking the same or above the rights of the Series A preferred stock or liquidate the Company without the approval of at least a majority of the holders of the Series A preferred stock then outstanding.

      Liquidation Preference - In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of the Series A preferred stock will be entitled to receive in preference to the holders of the common stock, an amount per share equal to $1.244 plus accrued and unpaid dividends. After such payment, the Series A preferred stockholders share equally with the common stockholders in any remaining assets or funds of the Company.

      Conversion - Each share of the Series A preferred stock is convertible at anytime at the option of the holder into shares of common stock pursuant to a ratio of one share of common stock for each share of Series A preferred stock, subject to certain stock split and stock dividend adjustments. In addition, the conversion ratio is subject to adjustment, as defined in the agreement, in the event that the Company issues common stock at a per share price less than $1.244 per share. All Series A preferred stock will automatically convert to common stock on the first day after March 18, 2004 for which the market price of the Company's common stock exceeds $2.25 per share.

      Dividends - Dividends on the Series A preferred stock shall accrue at 7% per annum through the date of liquidation or conversion. In the event of conversion all accrued and unpaid dividends will be waived.

5.    Issuance of Common Stock

      In January 2002, the Company sold an additional 300,000 shares of common stock at a price of $0.50 per share. These shares were sold as part of a 1,300,000 share private placement made pursuant to Sections 4(2) and 4(6) of the Act, of which 1,000,000 shares were sold prior to December 31, 2001. In connection with this offering the Company issued warrants to purchase 130,000 shares of its common stock, at a per share price of $0.75, as part of the placement agent fees. The warrants expire on January 16, 2007.

      In January 2002, the Company issued 114,545 of its authorized but unregistered shares of common stock in full settlement of a $62,500 liability, payable to Morse, Zelnick, Rose & Lander, LLP.

      In February 2002, AdStar sold 100,000 shares of its common stock at $0.50 per share. In connection with this sale, the Company issued warrants to purchase 10,000 shares of its common stock, at a per share price of $0.75, as part of the placement agent fees. The warrants expire on January 31, 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this quarterly report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and are subject to the "Risk Factors" included in our Annual Report on Form 10-KSB/A for our fiscal year ended December 31, 2001 and in our registration statement on form S-3 filed with the Securities and Exchange Commission on January 24, 2002. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

      During the first quarter of 2002, we focused our efforts on raising equity capital and completing the development and customization arrangements with the Tribune Company. In January 2002, we completed the private placement that had been in process at year-end, raising an additional $150,000 in gross proceeds. In February 2002, we raised an additional $50,000 in gross proceeds from a subsequent private placement. Combined, these two transactions raised approximately $157,000 in net proceeds. In March 2002, we entered into a series of significant contracts with the Tribune Company. Under these agreements, we sold 1,443,457 shares of Series A preferred stock to the Tribune Company for $1,800,000. Additionally, we agreed to develop and customize a version of our web software applications to provide for Web-based technology for recruitment classified advertising sales to all major market Tribune newspapers and on-line services in exchange for earning volume-based ASP fees for ads placed through the web using our customized software. This customization will provide a platform that allows Tribune owned newspapers, together with a Tribune affiliated company, CareerBuilder, Inc. (www.careerbuilder.com), to receive recruitment advertising from agencies, corporate customers, and the general public. From a practical standpoint, the customization work will need to be substantially completed before they will be able to begin processing the recruitment advertising and perform the related transactions. Therefore, we will incur significant expenditures to complete the customization effort prior to the point in time when we begin to earn the ASP fees from this arrangement. We believe that the value we will realize from these arrangements far exceeds the up-front expenditures required to complete the customization effort and also enhances our position in the marketplace.


      Our new ASP business is continuing to demonstrate approval in the marketplace. During the quarter we experienced large increases in web-based transaction volumes on behalf of our existing customers as well as substantial volume from the new Knight-Ridder publications set up during the fourth quarter 2001. Revenue earned from our new ASP business improved substantially quarter over quarter, increasing 80% this quarter from the fourth quarter 2001. We expect this increase to continue throughout the year. During the first quarter 2002, on behalf of our customers we processed a total of 32,000 transactions through our Web site generating gross billings in excess of $2,207,000. For the similar quarter in 2001, on behalf of our customers we processed a total of 16,000 transactions through our web site generating gross billings in excess of $1,318,000. We are delighted with the level of incremental revenue our customers are able to generate using our software applications and we believe that this success gives us the opportunity to enter into arrangements to provide Web-based ad-taking technology for new customers. This early success serves to confirm that we have developed a viable foundation that exploits our proprietary software products, extensive industry knowledge, and unique position within the marketplace. As we are early in the life cycle of our ASP business, we are continuing to critically evaluate all products, their profit contributions, and potential line extensions that may be of benefit to our existing customers as well as our potential customers. Customization services, which traditionally had been a large percentage of our revenue, were virtually nonexistent during the first quarter 2002. This reflects reduced capital spending at newspapers due to the economic downturn they experienced during the fourth quarter 2001 and first quarter 2002 as a result of lower revenue from advertising. As we continue to add more newspapers as ASP customers, we will be better positioned to weather economic downturns.

Description of Business

      Under our ASP business model we developed a new e-business application suite that is an enterprise class software solution allowing print and on-line publications to electronically receive completed classified advertising copy using the Internet as the communication channel. This new application suite was developed in conjunction with our existing customers, and in response to their need for a software solution supporting both business-to-business (B-to-B) operations and business-to-customer (B-to-C) operations. These software solutions enable our customers to expand the relationships with their customers using a single integrated platform, while increasing sales volumes at reduced costs. Our software allows newspapers to turn their on-line presence into an e-commerce-enabled, revenue generating web site. We believe that our ASP product and services provide our customers an opportunity to generate incremental revenue from their on-line business while increasing the number of visitors to their Web site.

      Our new e-business application suite includes two main products that can be purchased separately or as a fully integrated software solution:

      o Professional software ("Professional Product") - This technology is designed for use by the professional marketplace. Specifically, our software allows publishers to receive transmissions from classified advertising agencies and corporations using advanced Web-based technology. The software includes sophisticated pricing algorithms to provide for maximum flexibility and intricate design resources to provide unlimited creative capabilities. The recently released Web version of this software has been favorably received. This software solution utilizes the Internet as the communication method, which significantly improves the intuitive nature of the application and allows the advertiser to increase the speed of each transmission by utilizing existing high-speed Internet connections. Should a high-speed Internet connection not be available, the advertiser can install a desktop version of this software that utilizes modem communication.

      o ASP Web site technology ("ASP Product") - This technology is a publisher-specific ad-taking Web site service designed to enhance a publication's Web site by allowing the general public to execute transactions to purchase classified advertising. Specifically, it is an integrated application suite that offers visitors to a newspaper's Web page the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. This product allows a publication to completely outsource the classified ad-taking power of their Web site whereby the publication receives incremental revenue at a very low incremental cost. We handle all functions associated with this revenue source. We furnish and host the application suite, run the technology, monitor the transactions throughout the session, handle the payment authorization and settlement process, electronically deliver the ad text to the newspaper, and provide customer service support to the newspaper's customers. We provide all the technical and application expertise, customer support, and security measures that the publication needs to get an application up and running in a short time. Typically, we are able to process many more ads and do so much more quickly and affordably than the publisher could do internally. In addition, this software solution provides tools to evaluate performance, provide additional customer care, and increase future revenue opportunities. We provide the means to deliver highly personalized email communications to existing customers for the purpose of creating additional revenues and creating a profitable, long-term relationship.

      Both software products allow transactions to be executed through the Internet. Our application suite is designed to be quickly integrated into our customer's existing publishing software and readily expands as our customer's needs and business grows. Our products use a single platform to connect and integrate transmissions between multiple browsers and multiple technology standards. In continually ensuring that our AdStar software solution works with all available technology standards, we solve the problems created for our customers because advertisers create and deliver content using ever changing technology with multiple standards, multiple browsers and evolving network infrastructures. By bridging disparate technologies in a way that seamlessly allows for communication and transmission of advertising copy, we alleviate this obstacle for our customers, freeing them to focus on their business.

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

      Prior to the development of our web business, revenues had been generally sufficient to support our historic business. In developing our web-based system we began to incur expenses in 1998 that could not be offset by the revenues generated by our historic business. These expenses caused us to incur losses in 1998, 1999, 2000, 2001 and first quarter, 2002. Our future success is dependent upon our ability to substantially grow revenues to the point where we can fund the current level of operations. To this end, our plans include expanding the products and services offered to our customers by building on our (i) proprietary software processes, (ii) established customer relationships, and
(iii) unique position within the industry. We feel that there is significant opportunity to increase revenues by offering the web software and customer support services that we had initially developed for our national portal, Advertise123.com, to print publications under the ASP business model.

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

Results of Operations

The following table sets forth the results of operations expressed as a percentage of revenues:

                           Three months ended
                                March 31,
                        ------------------------
                             2001     2002
                             -----    -----


Revenues                       100%     100%
Cost of revenues                40%      45%
                             -----    -----
   Gross profit                 60%      55%

Selling expense                 38%      31%
Administrative expenses        131%      94%
Development expenses            46%      44%
                             -----    -----
   Loss from operations       -155%    -114%

Interest income (expense)        1%       1%
                             -----    -----
  Loss before taxes           -154%    -113%

Provision for income taxes      --        1%
                             -----    -----
   Net loss                   -154%    -114%


Three-Month Periods Ended March 31, 2002 and 2001

Revenues. - Net revenues for the first quarter 2002 increased 14% to $500,000 compared to first quarter 2001 net revenues of $440,000. This increase resulted from growth in the number of publications utilizing our remote ad entry software services and web-based infrastructure, offset by a decline in revenue received from new software services contracts. Fees from our ASP Product, launched during the first quarter 2001, grew 528% to $178,000 during the first quarter 2002, from $28,000 in the first quarter 2001. Fees from our established Professional Product grew 10% to $274,000 during the first quarter 2002 from $248,000 during the first quarter 2001. This increase reflects the addition of two customers as well as a general price increase instituted in January 2002. Revenue from software customization services decreased 98% during the first quarter 2002 to $2,000 from $83,000 in the first quarter 2001, and revenue from miscellaneous and non-recurring items decreased 38% during the first quarter 2002 to $50,000 from $81,000 in the first quarter 2001. We expect that revenue from our fee-based ASP product will continue to increase as we increase both the number customers and the transaction volume we process on behalf of those customers.

Cost of Revenues. - Cost of revenue consists primarily of the costs to customize and install the AdStar software applications at the newspapers, costs to configure end-user software for the newspaper's advertiser clients, costs to maintain this software, costs to install our web-based ad-taking software, costs associated with operating our web site and web-based products, costs to create content and to populate databases for our Advertise123.com web site and the private label sites, and costs to provide customer training and end-user support. These costs increased to approximately $225,000 for the first quarter of 2002 compared with $175,000 for the first quarter 2001. Our gross profit margin decreased to 55% during the first quarter 2002, from 60% during the first quarter 2001. This increase to cost of revenue resulted from an increase in the amortization of software development costs (a non-cash item) to $86,000 in the first quarter 2002 from $32,000 in the first quarter 2001. The cost of developing application modules that provide for increases to revenue or allow us to decrease costs are deferred and expensed to cost of revenue ratably over the expected life of the benefit. Personnel expenses associated with costs of revenue decreased 14% to $103,000 during the first quarter 2002, from $120,000 for the first quarter 2001. Royalty expense increased 74% to $12,000 during the first quarter 2002 from $7,000 during the first quarter 2001 due to an increase in fax licensing fees. Given our current level of web automation, we will be able to manage significantly greater transaction volumes with limited increases to our current staffing levels. Accordingly, we expect a corresponding increase to our gross profit margin as our revenues increase.

Selling Expense. - Selling expense consists primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost for business development. Selling expense decreased 7% during the first quarter 2002 to $156,000 from $168,000 during the first quarter 2001. Personnel related expenses increased 3% to $151,000 during the first quarter 2001 from $146,000 for the first quarter 2001. Direct charges decreased 77% to $5,000 during the first quarter 2002 from $22,000 during the first quarter 2001. Direct charges consisted mainly of print and on-line advertising. The decrease is a direct result of our critical evaluation of all expenditures and the elimination of non-essential items.

Administrative Expenses. - Administrative expense consists primarily of the cost of executive, administrative, technical operations, accounting and finance personnel. Administrative expenses decreased 18% during the first quarter 2002 to $470,000 from $576,000 during the first quarter 2001. Personnel related expenses incurred during the first quarter decreased to $95,000 as compared with $298,000 for the first quarter 2001. This is as a result of staff reductions made during the first and third quarters of 2001. Non-personnel related expenses increased to $375,000 in the first quarter 2002 from $278,000 in the first quarter 2001. This is primarily due to a significant one-time expense in out-side legal expenses during the first quarter 2001 related to our Tribune/CareerBuilder agreements. We expect that quarterly administrative expenses will be lower during the remainder of 2002.

Development Expenses. - Development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design the required technical infrastructure, and to perform Web-site maintenance and other general routine fixes. The costs consist primarily of personnel related expenses for technical and design personnel and consultants. Development expense for the first quarter 2002 increased 8% to $220,000 from $202,000 during the first quarter 2001. The overall increase resulted from considerable effort by outside consultants to create the conceptual design and undertake the feasibility study for the Tribune requirements. The personnel related expenses remained flat in the first quarter 2002 as compared to the first quarter 2001.

Interest Income (Expense), Net. - Interest income decreased 71% during the first quarter 2002 to $4,000 from $14,000 during the first quarter 2001. This decrease is attributable to a substantial decrease in excess cash available to invest in short-term time deposits and money market accounts at commercial banks, as well as a reduction in short-term interest rates. Interest expense decreased 96% during the first quarter 2002 to $400 from $11,000 during the first quarter 2001. This decrease resulted from $8,400 in interest expense for first quarter 2001 related to a 6% $1,100,000 note payable that was converted to common stock in February 2001, as well as interest expense related to capital leases that expired in 2001.


Liquidity and Capital Resources

As of March 31, 2002, we had cash and cash equivalents of approximately $1,849,000. Net cash used in operations was approximately $418,000 for the first quarter 2002 compared with $716,000 for the comparable 2001 period. The favorable difference is due primarily to a smaller net loss from operations during the first quarter 2002. Also during the first quarter of 2002, non-cash amortization expense increased to $135,000 from $71,000 in the comparable 2001 period, because we launched various software applications relating to new product offerings during the last six months of 2001. Net cash used in investing activities decreased to $84,000 in the first quarter 2002 compared with $137,000 in the same period in 2001. This is a result of the reduction in expenditures to develop increased functionality for our on-line business and Web site infrastructure to $86,000 in first quarter 2002 from $165,000 in first quarter 2001. The reduction is due to a shift in focus from software development activity that adds functionality to our existing product offerings and web site infrastructure to activity that includes conceptual and design work for new product offerings. Net cash provided by financing activities was approximately $2,002,000 during the first quarter 2002 compared to net cash used of $43,000 in the comparable period in 2001. The activity in the first quarter of 2002 reflects net proceeds of $157,000 raised through the issuance of common stock in private placements, as well as net proceeds of $1,782,000 raised through the issuance of preferred stock.

As a result of the equity raised during the first quarter 2002, we expect our available funds, combined with the cash generated from existing operations and new customers, will be sufficient to meet our anticipated working capital needs through March 31, 2003. We have generated operating losses during the past four years, and we cannot guarantee that the assumed increases in revenue will occur in a timely manner, that we will be able to contain expenditures in accordance with our plans, nor that we have accurately estimated the resources required to fulfill our obligations to the Tribune Company. Although we are optimistic that our new ASP business will be accepted in the marketplace and we will fulfill our obligations to the Tribune Company in a timely manner, the timing is not assured. Our ability to sell these new ASP business products and service offerings during the current year may be hampered by the current downturn in the advertising market and state of the economy in general. These factors, coupled with the extended time frame required for software sales, customization, and implementation, could delay our ability to increase revenue to a level sufficient to cover our expenses.

We currently have no additional borrowings available to us under any credit arrangement, and we are continuing to look for additional debt and equity financing. Adequate funds may not be available or may not be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

                                     PART II

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

      The Company established a vendor compensation plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. In the three-month period ended March 31, 2002, 5,207 shares were issued to vendors under the plan relying upon the exemption under section 4(2) of the Securities Act of 1933 and which represented compensation for the period of $3,750. The vendors have taken the shares for investment.

      In January 2002, AdStar completed a private placement of 1,300,000 shares of its common stock at a price of $0.50 per share, through the sale of the remaining 300,000 shares. 1,000,000 shares were sold during the period of October 2001 through December 2001. These shares were sold to accredited investors, as defined under Rule 215 of the Securities Act of 1933, and required a minimum investment of $25,000. In connection with this offering AdStar issued warrants to purchase 130,000 shares of its common stock, at $0.75 per share, as part of the placement agent fees. The warrants expire on January 16, 2007 and have anti-dilution protection against capital changes. In addition, AdStar issued to Morse, Zelnick, Rose and Lander LLP, AdStar's legal counsel, 114,545 shares of restricted common stock, issued at fair market value in full settlement of a $62,500 liability. These offerings were exempt from registration made pursuant to Sections 4(2) and 4(6) of the Act.

      In February 2002, AdStar sold to an accredited investor (as previously defined) 100,000 shares of its common stock at a price per share equal to 85% of its per share closing price on January 31, 2002 ($0.50). In connection with this sale AdStar issued warrants to purchase 10,000 shares of its Common Stock, at $0.75 per share, as part of the placement agent fees. The warrants expire on January 31, 2007 and have anti-dilution protection against capital changes. This sale was exempt from registration made pursuant to Sections 4(2) and 4(6) of the Act.

      In March 2002, AdStar sold 1,443,457 shares of its Series A Preferred Stock to Tribune Company for an aggregate purchase price of $1.8 million. These shares currently convert on a 1:1 basis. Shareholders of Series A Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and as a single class with the common stock. The holders of Series A Preferred Stock are entitled to one vote for each share of common stock issuable upon conversion.

Item 6. Exhibit and Reports on Form 8-K

      a.    Exhibits:

            None

      b.    Reports on Form 8-K:

            On March 25, 2002, AdStar filed a Current Report on Form 8-K pursuant to Item 5 - "Other Events" of such report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AdStar, Inc.
                                                 ------------------------
                                                       (Registrant)
Date       May 14, 2002
       ----------------------------
                                            /s/  LESLIE BERNHARD
                                        ----------------------------------
                                                 President & CEO
Date       May 14, 2002
       ----------------------------

                                            /s/  CRIS HOPKINS
                                        ----------------------------------
                                                 Acting Chief Financial Officer