Form 10QSB
period 2002-06-30
ADSTAR COM INC
filed 2002-08-14
CIK 1091599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 001-15363

                                  AdStar, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                         22-3666899
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

        4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292
                    (Address of principal executive offices)

                                 (310) 577-8255
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2002 the Issuer had outstanding 8,253,297 shares of its common stock, including 14,347 shares issuable pursuant to the vendor compensation plan.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                  June 30, 2002
                                                                            PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Interim Condensed Financial Statements
                  (Unaudited)

                           Balance Sheet - June 30, 2002                       3

                           Statements of Operations
                           For the Three-Month and Six Month Periods
                           Ended June 30, 2001 and 2002                        4

                           Statements of Cash Flows
                           For the Six-Month Periods Ended
                           June 30, 2001 and 2002                              5

                           Notes to Interim Financial Statements               6

         Item 2.  Management's Discussion and Analysis or Plan of Operation   12

PART II - OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds                    18

         Item 6. Exhibits and Reports on Form 8-K                             19

SIGNATURES                                                                    20

AdStar, Inc.
Balance Sheet
June 30, 2002 (unaudited)

Assets

Current assets:
   Cash and cash equivalents                                                      $  1,363,806
   Restricted cash                                                                       5,535
   Accounts receivable, net of allowance of $42,862                                    231,473
   Prepaid and other current assets                                                    180,825
                                                                                  ------------
                Total current assets                                                 1,781,639

Property and equipment, net                                                          1,898,001
Deferred contract costs                                                                268,406
Intangible assets, net                                                                  67,141
Other assets                                                                            28,376
                                                                                  ------------

          Total assets                                                            $  4,043,563
                                                                                  ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                               $    616,988
   Accrued expenses                                                                    337,935
   Deferred revenue                                                                    216,550
   Capital lease obligations                                                            14,710
                                                                                  ------------
                Total current liabilities                                            1,186,183

Capital lease obligations                                                               29,964
                                                                                  ------------
                Total liabilities                                                    1,216,147

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $0.0001; authorized 5,000,000 shares;
                1,443,457 shares issued and outstanding; liquidation preference
                of $1,795,000                                                              144
   Common stock, par value $0.0001; authorized 20,000,000 shares;
                8,253,297 shares issued and outstanding                                    825
   Additional paid-in capital                                                       12,742,482
   Treasury stock, par value $0.0001; 67,796 shares                                         (7)
   Stockholder receivable                                                              (39,566)
   Accumulated deficit                                                              (9,876,462)
                                                                                  ------------
                Total stockholders' equity                                           2,827,416
                                                                                  ------------

          Total liabilities and stockholders' equity                              $  4,043,563
                                                                                  ============

              The accompanying notes are an integral part of these
                         interim financial statements.

AdStar, Inc.
Statements of Operations
For the three-month and six month periods ended June 30, 2001 and 2002 (unaudited)

                                       Three months ended              Six months ended
                                            June 30,                       June 30,
                                 ----------------------------    ----------------------------
                                     2001            2002            2001            2002
                                 ------------    ------------    ------------    ------------
Revenues                         $    531,551    $    541,636    $    971,794    $  1,041,845
Cost of revenues                      196,495         260,407         371,647         486,121
                                 ------------    ------------    ------------    ------------

   Gross profit                       335,056         281,229         600,147         555,724

Selling expenses                      170,255         148,289         337,929         304,491
Administrative expenses               446,160         460,890       1,021,669         930,481
Development expenses                   91,407          86,813         293,850         306,435
                                 ------------    ------------    ------------    ------------

   Loss from operations              (372,766)       (414,763)     (1,053,301)       (985,683)

Other income                               --          62,796              --          62,796
Interest income (expense), net         15,564           6,813          18,965          10,487
                                 ------------    ------------    ------------    ------------

   Loss before taxes                 (357,202)       (345,154)     (1,034,336)       (912,400)

Provision for income taxes                518           1,866           2,050           3,630
                                 ------------    ------------    ------------    ------------

   Net loss                      $   (357,720)   $   (347,020)   $ (1,036,386)   $   (916,030)
                                 ============    ============    ============    ============

Loss per share - basic and
diluted                          $      (0.06)   $      (0.04)   $      (0.17)   $      (0.11)

Weighted average number of
shares - basic and diluted          6,269,210       8,238,789       6,050,754       8,170,667

              The accompanying notes are an integral part of these
                         interim financial statements.

AdStar, Inc.
Statements of Cash Flows
For the six-month periods
Ended June 30, 2001 and 2002 (unaudited)

                                                           2001            2002
                                                        -----------    -----------
Cash flows from operating activities:
   Net loss                                             $(1,036,386)   $  (916,030)
   Adjustments to reconcile net loss to net cash used
     in operating activities
          Depreciation and amortization                     147,188        274,120
          Stock returned from settlement                         --        (67,789)
          Stock based charges                                54,520         24,802
          Increase in reserve on accounts receivable             --         27,682
          Loss on disposal of fixed assets                   16,833             --
          Changes in assets and liabilities:
            Accounts receivable                            (153,653)       (48,785)
            Prepaid and other assets                         35,548         (9,951)
            Deferred contract expenses                           --       (268,406)
            Accounts payable                                 88,791        262,722
            Accrued expenses                               (206,758)      (108,693)
            Deferred revenue                                148,776         63,337
                                                        -----------    -----------
          Net cash used in operating activities            (905,141)      (766,991)
                                                        -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                      (412,217)      (234,649)
   Proceeds from disposal of fixed assets                    25,661             --
   Repayment of stockholder receivable                        4,500          3,554
                                                        -----------    -----------
       Net cash used in investing activities               (382,056)      (231,095)
                                                        -----------    -----------

Cash flows from financing activities:
   Restricted cash                                               --         39,922
   Proceeds from leasing of property and equipment               --         34,943
   Net proceeds from sale of common stock                   365,333        151,552
   Net proceeds from sale of preferred stock                     --      1,727,840
   Principal repayments on capital leases                   (44,613)        (3,904)
                                                        -----------    -----------
       Net cash provided by (used in) financing
         activities 2001                                    320,720      1,950,353
                                                        -----------    -----------
       Net increase (decrease) in cash and cash
       equivalents                                        (966,477)       952,267

Cash and cash equivalents at beginning of period          1,606,999        411,539
                                                        -----------    -----------

Cash and cash equivalents at end of period              $   640,522    $ 1,363,806
                                                        ===========    ===========

Supplemental cash flow disclosure:
    Taxes paid                                          $     4,565    $     6,645
    Interest paid                                       $     2,645    $     2,129
Non cash investing and financing activities
   Conversion of note payable and accrued interest to
     common stock                                       $ 1,186,966    $        --
   Conversion of accounts payable to common stock       $        --    $    62,469

              The accompanying notes are an integral part of these
                         interim financial statements.

AdStar, Inc.
Notes To Interim Financial Statements
(Unaudited)

      1.    General

            The interim financial statements for AdStar, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2001.

            For the six-month period ended June 30, 2002, the Company had incurred cash outflow from operations of approximately $767,000 and as of June 30, 2002, the Company had working capital of only $595,000. Based on the Company's current operating plans, management believes existing cash resources, including the proceeds from the sale of the preferred stock in March 2002, and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through June 30, 2003. Also, management's plans to attain profitability and generate additional cash flows include expansion of services under existing and new contracts, while containing any increase to operating expenditures necessary to accommodate this expansion. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company's ability to achieve its intended business objectives.

      2.    Summary of Significant Accounting Policies

            Concentration of Credit Risk and Major Customers

            Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at times, cash balances held in financial institutions are in excess of FDIC insurance limits.

            For the three months ended June 30, 2002 and 2001, no customer accounted for 10% of the Company's revenues. At June 30, 2002 nine customers in the aggregate accounted for 61% of the Company's accounts receivable. The majority of the Company's customers have historically consisted of newspapers and publishers of classified advertisements.

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

            Development Costs

            Costs incurred in the development of products are expensed as incurred.

            Computation of Earnings Per Share

            Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares are excluded from the computation when their effect is antidilutive. For the three months ended June 30, 2001 and 2002, diluted loss per share does not include 1,788,164 and 3,380,476, respectively, of options and warrants to purchase common stock and 0 and 1,443,457, respectively, of shares issuable upon the conversion of Series A preferred stock to common stock, as their inclusion would be antidilutive.

      3.    Significant Contracts

            On March 18, 2002, the Company entered into a series of agreements with Tribune Company ("Tribune"). In accordance with these agreements, the Company sold 1,443,457 shares of Series A convertible preferred stock to the Tribune Company for approximately $1.8 million. The Company has recorded the $1.8 million investment in the Series A convertible preferred stock at cost which approximated fair value. The rights and preferences of the Series A preferred stock are described in Note 4 below. Additionally, the Company agreed to develop and customize a version of its Web software applications to Tribune specifications in exchange for earning volume-based transaction fees in the future by providing Web-based recruitment ad sales technology to all major market Tribune newspapers and on-line services. This customization will provide a platform that allows Tribune owned newspapers, together with a Tribune affiliated company, CareerBuilder, Inc. (www.careerbuilder.com), to receive recruitment advertising from agencies, corporate customers, and the general public. After the Company completes the development and customization effort, it will manage the related transactions and receive a volume-based ASP fee with a guaranteed monthly minimum. As the Company incurs cost associated with the customization effort, amounts will be reflected as deferred contract costs in the balance sheet. Through June 30, 2002, $268,406 in development and customization costs have been deferred. The Company will amortize the cost of the development and customization effort over the expected period of the agreement, currently estimated to be five years from completion of the development and customization effort. The Company currently believes that the cost of the development and customization effort will not exceed the anticipated monthly minimum payments under the agreement totaling $450,000. Should it be determined that the costs to develop and customize the software applications under the agreement exceed estimated total revenues from the contract, the estimated loss will be charged to cost of revenues in the period the loss first becomes known. The Company will recognize in revenue the minimum monthly fees under the agreement on a straight-line basis commencing on the completion of the development and customization effort. To the extent that transaction based fees exceed the monthly minimum payments, the Company will record the excess in revenue when earned.

      4.    Series A Convertible Preferred Stock

            The Company has authorized 5,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,443,457 shares have been designated as Series A convertible preferred stock ("Series A preferred stock"). The remaining authorized shares have not been designated. At June 30, 2002, the Company has reserved 1,443,457 shares of common stock for issuance upon the conversion of the Series A preferred stock. The Series A preferred stock has the following characteristics:

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

            The Company is requesting stockholder approval and ratification of this transaction because the anti-dilution provisions associated with the Series A Preferred (described above under the paragraph beginning with "Conversion") can potentially result in the issuance of greater than 20% of our Common Stock outstanding on March 18, 2002 and at a price below its then market value of $1.15 (based on the closing bid price on March 15, 2002) upon conversion of all the Series A Preferred. As a result, the Nasdaq has advised us that approval of this transaction by holders of our Common Stock would be necessary to be in compliance with their shareholder approval requirement for such issuances and to avoid being subject to delisting proceedings. The annual proxy statement has been filed with this matter to be voted on by shareholders of record as of August 8, 2002.

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

            In January 2002, the Company issued 114,545 of its authorized but unregistered shares of common stock in full settlement of a $62,500 liability, payable to Morse, Zelnick, Rose & Lander, LLP. The shares were registered in June 2002.

            In February 2002, AdStar sold 100,000 shares of its common stock at $0.50 per share. In connection with this sale, the Company issued warrants to purchase 10,000 shares of its common stock, at a per share price of $0.75, as part of the placement agent fees. The warrants expire on January 31, 2007.

      6.    Settlement and return of Common Stock

            In November 2000, Adstar entered in a one-year strategic alliance agreement with Eastman Kodak Company (Kodak) whereby Adstar issued 67,796 shares of its common stock valued at $100,000. As of December 2001 the parties had not been able to complete the provisions of the agreement to both parties satisfaction, whereby Kodak notified Adstar of its intention to terminate the agreement as of February 28, 2002. After protracted settlement discussions the parties agreed to a mutual termination and release agreement entered into during May 2002. As part of the agreement Kodak returned Adstar's common stock, valued at $67,789 and Adstar agreed not to pursue any further actions for performance against Kodak.

      7.    Subsequent events

            In July 2002, AdStar entered into four-year employment agreements with each of Leslie Bernhard and Eli Rousso. Their prior agreements expired on June 30, 2002. Pursuant to her employment agreement, Leslie Bernhard was retained as our Chief Executive Officer and her total annual compensation was reduced to $212,800. Pursuant to his employment agreement, Eli Rousso was retained as Executive Vice President and his total annual compensation was reduced to $212,800. Each agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement, separation and disability plans for employees or executives and for participation in other employee benefits applicable to employees and executives of AdStar. Each agreement further provides for fringe benefits which commensurate with the executive's duties and responsibilities. Under each agreement, employment may be terminated by Adstar with cause or by the executive with good reason. Termination without cause, or by the executive for good reason, would subject Adstar to liability for liquidated damages in an amount equal to the terminated executive's base salary for the remaining term of his or her employment agreement or 12 months, whichever is greater.

            In July 2002, AdStar entered into a loan transaction with Leslie Bernhard and Eli Rousso for $110,434 and $100,000, respectively. As part of the transaction, Ms. Bernhard and Mr. Rousso each issued to AdStar an unsecured, non-negotiable promissory note bearing interest at 5.56% with monthly principal and interest payments of $763 and $691 payable on a monthly basis, with all remaining outstanding principal and interest amounts due on July 31, 2022. Concurrently, an outstanding note from Ms. Bernhard in the amount of $39,566 was restructured under the same terms and conditions as the aforementioned new note.

            In July 2002, for the six-month period ended June 30, 2002, 8,861 shares were issued to vendors under the AdStar Vendor Payment Plan relying upon the exemption under sections 4(2) and 4(6) of the Securities Act of 1933 and which represented compensation for the period of $7,500. The vendors have taken the shares for investment.

            In August 2002, AdStar was informed by Chase Merchant Services, L.L.C (Chase), AdStar's merchant bank providing credit card processing services, that it required the Company to maintain a restricted cash balance of $175,000. Chase indicated the primary reason for the reserve was the significant increase in dollar volume during the second quarter from AdStar's transactions. AdStar believes the reserve is unnecessary and has commenced negotiations to have the reserve significantly reduced or removed altogether. Should negotiations fail AdStar has identified another reputable credit card merchant services provider who has indicated it would not require a reserve.

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

Overview

      During the First quarter of 2002, we focused our efforts on raising equity capital and the development and customization arrangements with the Tribune Company. In January 2002, we completed the private placement that had been in process at year-end, raising an additional $150,000 in gross proceeds. In February 2002, we raised an additional $50,000 in gross proceeds from a subsequent private placement. Combined, these two transactions raised approximately $157,000 in net proceeds. In March 2002, we entered into a series of significant contracts with the Tribune Company. Under these agreements, we sold 1,443,457 shares of Series A preferred stock to the Tribune Company for net proceeds totaling approximately $1,728,000. Additionally, we agreed to develop and customize a version of our Web software applications to provide for Web-based technology for recruitment classified advertising sales to all major market Tribune newspapers and on-line services in exchange for earning volume-based ASP fees for ads placed through the Web using our customized software. This customization will provide a platform that allows Tribune owned newspapers, together with a Tribune affiliated company, CareerBuilder, Inc. (www.careerbuilder.com), to receive recruitment advertising from agencies, corporate customers, and the general public. From a practical standpoint, the customization work will need to be substantially completed before they will be able to begin processing the recruitment advertising and perform the related transactions. Therefore, we will incur significant expenditures to complete the customization effort prior to the point in time when we begin to earn the ASP fees from this arrangement. We believe that the value we will realize from these arrangements far exceeds the up-front expenditures required to complete the customization effort and also enhances our position in the marketplace.

      Our ASP business is continuing to demonstrate approval in the marketplace. During the quarter we experienced large increases in Web-based transaction volumes on behalf of our existing customers as well as substantial increases in volume from the new Knight-Ridder publications set up during the fourth quarter 2001. Revenue earned from our new ASP business improved substantially quarter over quarter, increasing 24% this quarter compared to the first quarter 2002 and 124% this quarter from the fourth quarter 2001. We expect this increase to continue throughout the year. During the second quarter 2002, on behalf of our customers we processed a total of 46,500 transactions through our web site generating gross billings in excess of $3,840,000. We recognized revenues of $221,000 on these transactions. For the same quarter in 2001 we processed a total of 25,000 transactions generating gross billings in excess of $1,992,000 for which we recognized $58,000 of revenues. For the six months ended June 30, 2002 we processed a total of 78,500 transactions generating gross billings in excess of $6,047,000 for which we recognized $399,000 of revenues. For the six months ended June 30, 2001 a total of 41,000 transactions were processed generating gross billings in excess of $3,310,000 for which we recognized $86,000 of revenues. We are delighted with the level of incremental revenue our customers are able to generate using our software applications and we believe that this success gives us the opportunity to enter into arrangements to provide Web-based ad-taking technology for new customers. This success serves to confirm that we have developed a viable foundation that exploits our proprietary software products, extensive industry knowledge, and unique position within the marketplace. As we are early in the life cycle of our ASP business, we are continuing to critically evaluate all products, their profit contributions, and potential line extensions that may be of benefit to our existing customers as well as our potential customers. Customization services, which traditionally had been a large percentage of our revenue, were significantly down for the first two quarters of 2002 from the same quarters in 2001. This reflects reduced capital spending at newspapers resulting from lower advertising revenues caused by the general economic downturn since the fourth quarter of 2001. As we continue to add more newspapers as ASP customers, we will be better positioned to weather economic downturns.

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

      Both lines of business require fees to customize the AdStar software solution to the technical specifications for each publication. In addition, we charge ongoing monthly fees to manage the ad-taking process, provide technical support, supply a customer service phone room, and manage the entire e-commerce function. The monthly fees include a small hosting fee plus a fee based on transaction volumes and structured in such a way that we are, in essence partnering with our customers. Therefore, when our customer's revenue volume increases, our revenue will also increase. With this structure, we are able to offer superior service in a manner that is cost effective for publishers of all sizes.

      In developing our Web-based system we began to incur expenses in 1998 that could not be offset by the revenues generated by our historical business. These expenses caused us to incur losses in 1998, 1999, 2000, 2001 and first two quarters of 2002. Our future success is dependent upon our ability to substantially grow revenues to the point where we can fund the current level of operations. To this end, our plans include expanding the products and services offered to our customers by building on our (i) proprietary software processes,
(ii) established customer relationships, and (iii) unique position within the industry. We feel that there is significant opportunity to increase revenues by offering the Web software and customer support services that we had initially developed for our Web-based national portal, "Advertise123.com," to print publications under the ASP business model.

      In addition to the AdStar software solution, we have also developed Advertise123.com, a one-stop marketplace on the Web for the general public to buy classified ads. Through Advertise123.com, the general public can compose professional looking classified ads using one of several pre-programmed templates, schedule the ad to run in one or several of over 200 newspapers and 50 state newspaper associations, and purchase the ad using a credit card, all on a 24/7 basis. We receive a small fee for this service.

      During July 2002 AdStar and DynAccSys entered a strategic Marketing Agreement whereby Adstar will incorporate DynAccSys's Virtual AdTaker into its existing E-Commerce Product Suite. With Virtual AdTaker, AdStar's publishing customers can accept several types of display ads via the Web, including in-column ads with photos, obituary, funeral and legal notices, and gallery ads.

Results of Operations

The following table sets forth the results of operations expressed as a percentage of revenues:

                                  Three months ended        Six months ended
                                  June 30,                  June 30,
                                  -------------------------------------------
                                  2001         2002         2001         2002
                                  ----         ----         ----         ----

Revenues                           100%         100%         100%         100%
Cost of revenues                    37%          48%          38%          47%
                                  ----         ----         ----         ----
   Gross profit                     63%          52%          62%          53%

Selling expense                     32%          27%          35%          29%
Administrative expenses             84%          85%         105%          89%
Development expenses                17%          16%          30%          29%
                                  ----         ----         ----         ----
   Loss from operations            -70%         -76%        -108%         -94%

Interest income (expense)            3%          13%           2%           7%
                                  ----         ----         ----         ----
  Loss before taxes                -67%         -63%        -106%         -87%

Provision for income taxes          --           --           --           --
                                  ----         ----         ----         ----
   Net loss                        -67%         -64%        -106%         -87%

Three-and six Month Periods Ended June 30, 2002 and 2001

      Revenues. - Net revenues for the second quarter 2002 increased 2% to $542,000 compared to second quarter 2001 net revenues of $532,000. Fees from our ASP Product increased 282% to $221,000 during the second quarter 2002 from $58,000 in the second quarter 2001. Revenue from software customization services decreased 70% during the second quarter 2002 to $37,000 from $123,000 in the second quarter 2001. Revenues from miscellaneous and non-recurring items decreased 77% during the second quarter 2002 to $14,000 from $60,000 in the second quarter 2001. Fees from our Professional Product decreased 7% to $269,000 during the second quarter 2002 from $290,000 during the second quarter 2001.

      Net revenues for the six months ended June 30, 2002 increased 7% to $1,042,000 compared to $972,000 for the six months ended June 30, 2001. ASP fees for the six months ended June 30, 2002 increased 362% to $399,000 from $86,000 for the six months ended June 30, 2001. Customization revenue for the six months ended June 30, 2002 decreased 81% to $39,000 from $205,000 for the six months ended June 30, 2001. Revenue from miscellaneous and non-recurring items for the six months ended June 30, 2002 decreased 49% to $60,000 from $118,000 for the six months ended June 30, 2001. Fees from our Professional Product decreased to 3% $543,000 during the second quarter 2002 from $562,000 during the second quarter 2001. The decrease in software customization is a by-product of the trend to defer capital expenditures in the publishing industry due to the general economic climate, we anticipate the deferral to continue through the rest of the year. The decrease in Professional Product is primarily due to the transition of existing customers from the Professional Product line to our ASP Product; this trend is expected to continue. We expect that revenue from our ASP Product will continue to increase as we increase both the number of customers and the transaction volume we process on behalf of those customers.

      Cost of Revenues - Cost of revenue consists primarily of the costs to customize and install the AdStar software applications, configure end-user software, install Web-based ad-taking software, provide customer training and end-user support, amortization of internally developed application modules, royalties, and Co-location costs. These costs increased to approximately $260,000 for the second quarter of 2002 compared with $196,000 for the second quarter 2001. Our gross profit margin decreased to 52% during the second quarter 2002, from 63% during the second quarter 2001. This increase in cost of revenues primarily resulted from an increase in the amortization of software development costs to $88,000 in the second quarter 2002 from $35,000 in the second quarter 2001.

      Cost of revenues for the six months ended June 30, 2002 increased to $486,000 from $372,000 for the six months ended June 30, 2001. Our gross profit margin for the six months ended June 30, 2002 decreased to 53% from 62% for the six months ended June 30, 2001. This increase primarily resulted from an increase in the amortization of software development costs to $174,000 for the six months ended June 30, 2002 from $67,000 for the six months ended June 30, 2001. Given our current level of Web automation, we will be able to manage significantly greater transaction volumes with limited increases to our current staffing levels. Accordingly, we expect a corresponding increase in cash to be generated from our gross profits.

      Selling Expense. - Selling expense consists primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost for business development. Selling expense decreased 13% during the second quarter 2002 to $148,000 from $170,000 during the second quarter 2001. The 13% decrease primarily resulted from the reduction of personnel related expenses to $110,000 during the second quarter 2001 from $134,000 for the second quarter 2001.

      Selling expense for the six months ended June 30, 2002 decreased 10% to $304,000 from $338,000 for the six months ended June 30, 2001. Personnel related expenses for the six months ended June 30, 2002 decreased 7% to $261,000 from $280,000 for the six months ended June 30, 2001. Direct charges for the six months ended June 30, 2002 decreased 26% to $43,000 from $58,000 for the six months ended June 30, 2001. In future quarters, we can expect to see some incremental increase in selling expenses as compared to the last two quarters as we continue the development of our strategic relationships with Tribune Company, Knight-Ridder, Inc., CareerBuilder, Inc., DynAccSys, and other potential strategic partners.

      Administrative Expenses. - Administrative expense consists primarily of the cost of executive, administrative, professional fees, accounting, finance and information technology personnel. Administrative expenses increased 3% during the second quarter 2002 to $461,000 from $446,000 during the second quarter 2001. The increase was primarily related to professional fees and other non-personnel related expenses.

      Administrative expenses for the six months ended June 30, 2002 decreased 9% to $930,000 from $1,022,000 for the six months ended June 30, 2001. Personnel related expenses for the six months ended June 30, 2002 decreased to $258,000 from $461,000 for the six months ended June 30, 2001. Legal fees for the six months ended June 30, 2002 increased to $155,000 from $21,000 for the six months ended June 30, 2002. This is primarily due to a significant increase in outside legal expenses during the first quarter 2002 related to financing negotiations and general corporate advise. Although we expect that quarterly administrative expenses overall will be lower in comparison to the prior year, during the remainder of 2002, personnel related expenses may increase incrementally from the first two quarters, as we have added some additional administrative headcount, and anticipate increases in Directors & Officers insurance and health care costs as dictated by current market conditions.

      Development Expenses. - Development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design the required technical infrastructure, and to perform Web-site maintenance and other general routine fixes. The costs consist primarily of personnel related expenses for technical and design personnel and consultants. Development expense for the second quarter 2002 decreased 5% to $87,000 from $91,000 during the second quarter 2001. Personnel related expenses decreased to $62,000 in the second quarter 2002, as compared to $86,000 for the second quarter 2001.

      Development expense for the six months ended June 30, 2002 increased to $306,000 from $294,000 for the six months ended June 30, 2001. The increase was due to approximately $44,000 in one-time costs for outside consultants to create the conceptual design and feasibility study for the Tribune Company product prior to execution of our agreement with them during the first quarter of 2002, offset by a decrease in personnel related expenses for the six months ended June 30, 2002 to $262,000 from $286,000 for the six months ended June 30, 2001.

      Other Income (Expense) - Other income expense has historically been comprised of net interest income (expense). During the second quarter 2002 AdStar finalized a settlement with Kodak, Inc. whereby Kodak returned 67,796 shares of AdStar common stock resulting in a non-cash gain of approximately $63,000. Net interest income decreased 56% during the second quarter 2002 to $7,000 from $16,000 during the second quarter 2001. This decrease is attributable to a general reduction of interest rates available in short-term time deposits and money market accounts at commercial banks, as well as an increase in interest expense during the quarter relating to the addition of capital leases. Net interest income for the six months ended June 30, 2002 decreased to $10,000 from $19,000 for the six months ended June 30, 2001.

Liquidity and Capital Resources

      As of June 30, 2002, we had cash and cash equivalents of approximately $1,364,000. Net cash used in operations was approximately $766,000 for the six months ending June 30, 2002 compared with $905,000 for the comparable 2001 period. The favorable $138,000 difference is due primarily to a $120,000 smaller net loss, an increase in depreciation and amortization of $127,000, a decrease in other non-cash items totaling $87,000, decrease in accounts receivable of $105,000, and increase in deferred contract costs of 268,000, an increase in accounts payable and accrued expenses of $272,000, a decrease in deferred revenue of $87,000, and a decrease in prepaid expenses of $46,000 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Net cash used in investing activities decreased to $231,000 in the second quarter 2002 compared with $382,000 in the same period in 2001. This is a result of reduced spending on capitalized software in general and the shifting of resources to deferred contract expenditures primarily related to the CareerBuilder project. Net cash provided by financing activities increased by $1,630,000 in the second quarter 2002 compared with $321,000 in the same period in 2001. The increase is primarily due to the net proceeds of $1,727,000 from the issuance of Series A preferred stock to Tribune Company as compared to the comparable period in 2001.

      As a result of the equity raised during the first quarter 2002, we expect our available funds, combined with the cash generated from existing operations and new customers, and the flexibility to cut back our work-force should anticipated significant customization projects be delayed or terminated, will be sufficient to meet our anticipated working capital needs through June 30, 2003. We have generated operating losses during the past four years, and we cannot guarantee that the assumed increases in revenue will occur in a timely manner, that we will be able to contain our costs in accordance with our plans, nor that we have accurately estimated the resources required to fulfill our obligations to the Tribune Company. Although we are optimistic that our new ASP business will be accepted in the marketplace and we will fulfill our obligations to the Tribune Company in a timely manner, the timing is not assured. Our ability to sell ASP business products and service offerings during the current year may be hampered by the current downturn in the advertising market and state of the economy in general. These factors, coupled with the extended time frame required for software sales, customization, and implementation, could delay our ability to increase revenue to a level sufficient to cover our expenses.

      In August 2002, AdStar was informed by Chase Merchant Services, L.L.C (Chase), AdStar's merchant bank providing credit card processing services, that it requires us to maintain a restricted cash balance of $175,000. Chase indicated the primary reason for the reserve was the significant increase in dollar volume during the second quarter from AdStar's transactions. AdStar believes the reserve is unnecessary and has commenced negotiations to have the reserve significantly reduced or removed altogether. Should negotiations fail Adstar has identified another reputable credit card merchant services provider who has indicated it would not require a reserve.

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

                                     PART II

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

      AdStar established a vendor payment plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. In the six-month period ended June 30, 2002, 8,861 shares were issued to vendors under the plan relying upon the exemption under sections 4(2) and 4(6) of the Securities Act of 1933 and which represented compensation for the period of $7,500. The vendors have taken the shares for investment.

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

      In March 2002, AdStar sold 1,443,457 shares of its Series A Preferred Stock to Tribune Company for an aggregate purchase price of $1.8 million. These shares currently convert on a 1:1 basis. Shareholders of Series A Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and as a single class with the common stock. The holders of Series A Preferred Stock are entitled to one vote for each share of common stock issuable upon conversion. We are requesting shareholder approval and ratification of this transaction.

      We are requesting shareholder approval and ratification of the Tribune Company transaction because the anti-dilution provisions associated with the Series A Preferred can potentially result in the issuance of greater than 20% of our Common Stock outstanding on March 18, 2002 and at a price below its then market value of $1.15 (based on the closing bid price on March 15, 2002) upon conversion of all the Series A Preferred. As a result, the Nasdaq has advised us that approval of this transaction by holders of our Common Stock would be necessary to be in compliance with their shareholder approval requirement for such issuances and to avoid being subject to delisting proceedings. The annual proxy statement has been filed with this matter to be voted on by shareholders of record as of August 8, 2002.

Item 6. Exhibits and Reports on Form 8-K

a.    Exhibits:

      Exhibit No.        Description
      -----------        -----------

        99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission on the date hereof.

        99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission on the date hereof.

b.    Reports on Form 8-K:

            None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         AdStar, Inc
                                                         -----------
                                                         (Registrant)

Date       August 14, 2002                               /s/ Leslie Bernhard
      ----------------------------------                 -----------------------
                                                         President & CEO

Date       August 14, 2002                               /s/ Anthony J. Fidaleo
      ----------------------------------                 -----------------------
                                                         Chief Financial Officer