Form 10QSB
period 2002-09-30
ADSTAR COM INC
filed 2002-11-15
CIK 1091599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________________ to

                        Commission file number 001-15363

                                  AdStar, Inc.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                  22-3666899
  (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

        4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292
                    (Address of principal executive offices)

                                 (310) 577-8255
                          (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2002 the Issuer had outstanding 8,258,214 shares of its common stock, including 4,956 shares issuable pursuant to the vendor compensation plan.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               September 30, 2002

                                                                           PAGE
PART I - FINANCIAL INFORMATION

      Item 1.  Interim condensed financial statements
               (unaudited)

                        Balance Sheet - September 30, 2002                   3

                        Statements of Operations
                        For the three month and nine month periods
                        Ended September 30, 2001 and 2002                    4

                        Statements of Cash Flows
                        For the nine month periods ended
                        September 30, 2001 and 2002                          5

                        Notes to interim financial statements                6

      Item 2.  Management's discussion and analysis or plan of operation    12

      Item 3.  Evaluation Of Disclosure Controls And Procedures             19

PART II - OTHER INFORMATION

      Item 2. Changes in securities and use of Proceeds                     19

      Item 6. Exhibits and reports on form 8-K                              20

SIGNATURES                                                                  21

AdStar, Inc.
Balance Sheet
September 30, 2002 (unaudited)

Assets

Current assets:
   Cash and cash equivalents                                                           $    385,032
   Restricted cash                                                                          174,918
   Accounts receivable, net of allowance of $42,547                                         222,052
   Notes receivable from officers - current portion                                           7,081
   Prepaid and other current assets                                                         152,187
                                                                                       ------------
                Total current assets                                                        941,270

Notes receivable from officers, net of current portion                                      241,777
Property and equipment, net                                                               2,126,202
Deferred contract costs, net                                                                439,648
Intangible assets, net                                                                       57,243
Other assets                                                                                 31,196
                                                                                       ------------

          Total assets                                                                 $  3,837,336
                                                                                       ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                    $    810,654
   Accrued expenses                                                                         254,573
   Deferred revenue                                                                         161,481
Capital lease obligations - current portion                                                  28,904
Total current liabilities                                                                 1,255,612
                                                                                       ------------

Capital lease obligations, net of current portion                                            56,103
                                                                                       ------------
                Total liabilities                                                         1,311,715

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $0.0001; authorized 5,000,000 shares; 1,443,457
               shares issued and outstanding; liquidation preference of $1,894,000              144
   Common stock, par value $0.0001; authorized 20,000,000 shares;
               8,256,870 shares issued and outstanding                                          826
   Additional paid-in capital                                                            12,741,232
   Treasury stock, par value $0.0001; 67,796 shares                                              (7)
   Accumulated deficit                                                                  (10,216,574)
                                                                                       ------------
                Total stockholders' equity                                                2,525,621
                                                                                       ------------

          Total liabilities and stockholders' equity                                   $  3,837,336
                                                                                       ============

              The accompanying notes are an integral part of these
                         interim financial statements.

AdStar, Inc.
Statements of Operations
For the three month and nine month periods ended September 30, 2001 and 2002 (unaudited)

                                             Three months ended                Nine months ended
                                                September 30,                     September 30,
                                        ----------------------------      ----------------------------
                                            2001             2002            2001              2002
                                        -----------      -----------      -----------      -----------
Revenues                                $   640,462      $   654,769      $ 1,612,257      $ 1,696,614
Cost of revenues                            205,113          290,034          576,761          776,156
                                        -----------      -----------      -----------      -----------

   Gross profit                             435,349          364,735        1,035,496          920,458

Selling expenses                            174,056          130,540          511,984          435,031
Administrative expenses                     411,991          465,314        1,433,661        1,395,793
Development expenses                         98,175          110,192          392,025          416,627
                                        -----------      -----------      -----------      -----------

   Loss from operations                    (248,873)        (341,311)      (1,302,174)      (1,326,993)

Other income                                     --               --               --           62,796
Interest income, net                          7,173            2,762           26,138           13,248
                                        -----------      -----------      -----------      -----------

   Loss before taxes                       (241,700)        (338,549)      (1,276,036)      (1,250,949)

Provision for income taxes                    1,489            1,566            3,539            5,195
                                        -----------      -----------      -----------      -----------

   Net loss                             $  (243,189)     $  (340,115)     $(1,279,575)     $(1,256,144)
                                        ===========      ===========      ===========      ===========

Loss per share - basic and diluted      $     (0.04)     $     (0.04)     $     (0.20)     $     (0.15)

Weighted average number of shares -
basic and diluted                         6,654,985        8,186,778        6,254,378        8,176,097

              The accompanying notes are an integral part of these
                         interim financial statements.

AdStar, Inc.
Statements of Cash Flows
For the nine month periods
Ended September 30, 2001 and 2002 (unaudited)

                                                              2001             2002
                                                          -----------      -----------
Cash flows from operating activities:
   Net loss                                               $(1,279,575)     $(1,256,144)
   Adjustments to reconcile net loss to net cash used
     in operating activities
          Depreciation and amortization                       237,238          434,283
          Stock returned from settlement                           --          (67,789)
          Stock based charges                                  66,909           28,552
          Allowance for doubtful accounts                          --           27,547
          Loss on disposal of fixed assets                     20,814               --
          Changes in assets and liabilities:
            Accounts receivable                              (142,083)         (39,229)
            Prepaid and other assets                           93,483           15,869
            Deferred contract costs                                --         (454,648)
            Accounts payable                                   65,264          456,388
            Accrued expenses                                 (227,073)        (192,055)
            Deferred revenue                                  147,164            8,268
                                                          -----------      -----------
          Net cash used in operating activities            (1,017,859)      (1,038,958)
                                                          -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment                        (653,935)        (598,114)
   Proceeds from disposal of fixed assets                      26,661               --
   Notes from officers                                             --         (210,434)
   Repayment of officer receivable                              6,750            4,696
                                                          -----------      -----------
       Net cash used in investing activities                 (620,524)        (803,852)
                                                          -----------      -----------

Cash flows from financing activities:
   Restricted cash                                             89,480         (129,461)
   Proceeds from leasing of property and equipment                 --           79,751
   Net proceeds from sale of common stock                     365,214          151,552
   Net proceeds from sale of preferred stock                       --        1,722,840
   Principal repayments on capital leases                     (45,773)          (8,379)
                                                          -----------      -----------

       Net cash provided by financing activities              408,921        1,816,303
                                                          -----------      -----------

       Net decrease in cash and cash equivalents           (1,229,462)         (26,507)

Cash and cash equivalents at beginning of period            1,606,999          411,539
                                                          -----------      -----------

Cash and cash equivalents at end of period                $   377,537      $   385,032
                                                          ===========      ===========

Supplemental cash flow disclosure:
    Taxes paid                                            $     4,565      $     9,682
    Interest paid                                         $     2,645      $     4,825
Non cash investing and financing activities
   Conversion of note payable and accrued interest to
     common stock                                         $ 1,186,966      $        --
   Conversion of accounts payable to common stock         $        --      $    62,469

              The accompanying notes are an integral part of these
                         interim financial statements.

AdStar, Inc.
Notes To Interim Financial Statements
(Unaudited)

1.    General

      The interim financial statements for AdStar, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and
      Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2001.

      For the nine-month period ended September 30, 2002, the Company had incurred a cash outflow from operations of approximately $1,039,000 and as of September 30, 2002, the Company had negative working capital of $(314,342). Based on the Company's current operating plans, management believes existing cash resources, cash forecasted by management to be generated by operations and anticipated gross proceeds of $1,500,000 from the contemplated sale of preferred stock during the fourth quarter 2002 and first quarter 2003 will be sufficient to meet working capital and capital requirements through September 30, 2003 (see Note 9 of the notes to interim financial statements). Also, management's plans to attain profitability and generate additional cash flows include expansion of services under existing and new contracts, while containing any increase to operating expenditures necessary to accommodate this expansion, including a reduction in staffing levels after completion of existing and contemplated development contracts entered into or expected to be entered into in association with the contemplated sale of preferred stock, expected to be substantially completed by May 2003. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company's ability to achieve its intended business objectives.

2.    Summary of Significant Accounting Policies

      Concentration of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at times, cash balances held in financial institutions are in excess of FDIC insurance limits.

      For the three months ended September 30, 2002 and 2001, no customer accounted for 10% of the Company's revenues. At September 30, 2002, eight customers in the aggregate accounted for 73% of the Company's accounts receivable. The majority of the

      Company's customers have historically consisted of newspapers and publishers of classified advertisements.

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

      Web site revenue - The Company receives revenue from fees charged to customers who transact business on the Advertise123.com Web site. This site permits the general public to plan, schedule, compose and purchase advertising from many print and on-line publishers. Under the guidance provided by the Securities Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" and the Emerging Issues Task Force ("EITF") Abstract No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), the Company is, in substance, acting as an agent for the publishers and therefore recognizes, as revenue, only the net fees realized on the transactions. The Company recognizes revenues on a per-transaction basis when the ad is placed through their system and collection from the customer is probable.

      Development Costs

      Costs incurred in the development of products are expensed as incurred, except for certain software development costs, which are capitalized.

      Computation of Earnings Per Share

      Basic earnings (loss) per share is computed by dividing the net income
      (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares are excluded from the computation when their effect is antidilutive. For the three months ended September 30, 2001 and 2002, diluted loss per share does not include 2,472,453 and 3,434,976, respectively, of options and warrants to purchase common stock and 0 and 1,443,457, respectively, of shares issuable upon the conversion of Series A preferred stock to common stock, as their inclusion would be antidilutive.

3.    Significant Contracts

      On March 18, 2002, the Company entered into a series of agreements with Tribune Company ("Tribune"). In accordance with these agreements, the Company sold 1,443,457 shares of Series A convertible preferred stock to Tribune Company for approximately $1.8 million. The Company has recorded the $1.8 million investment in the Series A convertible preferred stock at cost which approximated fair value. The rights and preferences of the Series A preferred stock are described in Note 4 below. Additionally, the Company agreed to develop and customize a version of its Web software applications to Tribune specifications in exchange for earning volume-based transaction fees in the future by providing Web-based recruitment ad sales technology to all major market Tribune newspapers and on-line services. This customization will provide a platform that allows Tribune owned newspapers, together with CareerBuilder, L.L.C. (www.careerbuilder.com), to receive recruitment advertising from agencies, corporate customers, and the general public. On completion of the development and customization effort, the Company will manage the related transactions and receive a volume-based ASP fee with a guaranteed monthly minimum. Costs incurred in the customization effort, are reflected as deferred contract costs in the balance sheet.

      Through September 30, 2002, $454,648 in development and customization costs have been deferred. During August 2002 the Company launched the FlexAds(R) service on two Tribune newspapers and commenced amortization of the cost of the development and customization effort over the expected 5 year period of the agreement. Under the agreement the Company will receive minimum monthly payments totaling $450,000. The Company commenced recognition of revenue from the $7,500 minimum monthly fee under the agreement on a straight-line basis during August 2002. To the extent that transaction based fees exceed the monthly minimum payments, the Company will record the excess in revenue when earned. The transactions did not exceed the contracted minimums for the three months ended September 30, 2002.

4.    Series A Convertible Preferred Stock

      The Company has authorized 5,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,443,457 shares have been designated as Series A convertible preferred stock ("Series A preferred stock"). The remaining authorized shares have not been designated. At September 30, 2002, the Company has reserved 1,443,457 shares of common stock for issuance upon the conversion of the Series A preferred stock. The Series A preferred stock has the following characteristics:

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

      In January 2002, the Company issued 114,545 shares of common stock in full settlement of a $62,500 liability, payable to Morse, Zelnick, Rose & Lander, LLP.

      In February 2002, AdStar sold 100,000 shares of its common stock at $0.50 per share. In connection with this sale, the Company issued warrants to purchase 10,000 shares of its common stock, at a per share price of $0.75, as part of the placement agent fees. The warrants expire on January 31, 2007.

6.    Settlement and return of Common Stock

      In November 2000, AdStar entered in a one-year strategic alliance agreement with Eastman Kodak Company (Kodak) whereby AdStar issued 67,796 shares of its common stock valued at $100,000. As of December 2001 the parties had not been able to complete the provisions of the agreement to both parties' satisfaction, whereby Kodak notified AdStar of its intention to terminate the agreement as of February 28, 2002. After protracted settlement discussions the parties agreed to a mutual termination and release agreement entered into during May 2002. As part of the agreement Kodak returned AdStar's common stock, valued at $67,789 and AdStar agreed not to pursue any further actions for performance against Kodak.

7.    Officers employment agreements and notes receivable

      In July 2002, AdStar entered into four-year employment agreements with each of Leslie Bernhard and Eli Rousso. Their prior agreements expired on September 30, 2002. Pursuant to her employment agreement, Leslie Bernhard was retained as President and Chief Executive Officer, and her total annual compensation was reduced to $212,800. Pursuant to his employment agreement, Eli Rousso was retained as Executive Vice President and Chief Technical Officer, and his total annual compensation was reduced to $212,800. Each agreement provides, among other things, for participation in an equitable manner in any profit sharing or retirement, separation and disability plans for employees or executives and for participation in other employee benefits applicable to employees and executives of AdStar. Each agreement further provides for fringe benefits which are commensurate with the executive's duties and responsibilities. Under each agreement, employment may be terminated by AdStar with cause or by the executive with good reason. Termination without cause, or by the executive for good reason, would subject AdStar to liability for liquidated damages in an amount equal to the terminated executive's base salary for the remaining term of his or her employment agreement or 12 months, whichever is greater.

      In July 2002, AdStar entered into a loan transaction with Leslie Bernhard, President and Chief Executive Officer and Eli Rousso, Executive Vice President and Chief Technical Officer for $110,434 and $100,000, respectively. As part of the transaction, Ms. Bernhard and Mr. Rousso each issued to AdStar an unsecured, non-negotiable promissory note bearing interest at 5.56% with monthly principal and interest payments of $763 and $691, respectively, payable on a monthly basis, with all remaining outstanding principal and interest amounts due on July 31, 2022. Concurrently, an outstanding note from Ms. Bernhard in the amount of $39,566 was restructured under the same terms and conditions as the aforementioned new note. The loans are forgiven if there is a change in control in AdStar or if the loan holder is dismissed for other than cause as defined by the loan and employment agreements

8.    Restricted cash

      In August 2002, AdStar was informed by Chase Merchant Services, L.L.C (Chase), a merchant bank that provides credit card processing services for AdStar, that it required the Company to maintain a restricted cash balance of $175,000. Chase indicated the primary reason for the reserve was the significant increase in dollar volume of AdStar transactions during the second quarter 2002. Under the terms of the agreement the Company can terminate the contract with 30 days notice and Chase can retain a reserve for up to six months from the date of termination.

      The Company has entered into a new arrangement with another merchant banker whereby the initial terms and conditions do not require AdStar to provide a reserve. Preliminary testing for the changeover was completed in early November 2002, and a final transition to the new banker is expected to be completed before December 31, 2002.

9.    Subsequent event

      In November 2002 the Company signed a non-binding letter of intent with Tribune Company for an additional investment by Tribune of $1,500,000. As part of the proposed transaction, AdStar will develop additional features that expand the capabilities of its generic service and the customized services that were launched in August 2002. The proposed investment will be in the form of an initial purchase by Tribune of $900,000 of new Series B-1 preferred stock and a subsequent purchase, subject to the conditions described below, of $600,000 of new Series B-2 preferred stock. The purchase price for each share of the Series B-1 and Series B-2 preferred stock will be the lower of $0.75 or the fair market value of AdStar common stock at the time of the respective closing. The subsequent purchase by Tribune is subject to AdStar stockholder approval and the fulfillment by AdStar of certain obligations under its agreement with Tribune. If the conditions are not satisfied, Tribune will have the right to sell its shares of Series B-1 preferred stock back to AdStar.

      The transaction is subject to customary corporate approvals, and also conditioned upon AdStar and Tribune's agreeing to and signing definitive agreements and satisfying the various customary closing conditions that may be contained in those agreements. The definitive agreement and share price are subject to change, and accordingly, the Company is still examining any potential impact the transaction may have on its financial statements when completed.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this quarterly report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and are subject to the "Risk Factors" included in our Annual Report on Form 10-KSB/A for our fiscal year ended December 31, 2001 and in our registration statement on form S-3 filed with the Securities and Exchange Commission on June 28, 2002. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

During the first quarter 2002, we focused our efforts on raising equity capital and the development and customization arrangements with Tribune Company. In January 2002, we completed the private placement that had been in process at the year ended December 31, 2001, raising an additional $150,000 in gross proceeds. In February 2002, we raised an additional $50,000 in gross proceeds from a subsequent private placement. Combined, these two transactions raised approximately $157,000 in net proceeds.

In March 2002, we entered into a series of significant contracts with Tribune Company. Under these agreements, we sold 1,443,457 shares of Series A preferred stock to Tribune Company for net proceeds totaling approximately $1,728,000. Additionally, we agreed to develop and customize a version of our Web software applications to provide for Web-based technology for recruitment classified advertising sales to all major market Tribune newspapers and on-line services in exchange for earning volume-based ASP fees for ads placed through the Web using our customized software. This customization will provide a platform that allows Tribune-owned newspapers, together with CareerBuilder, L.L.C. (www.careerbuilder.com), to receive recruitment advertising from agencies, corporate customers, and the general public. From a practical standpoint, the customization for this initial contract was substantially completed during the third quarter 2002, with the first publication launched in August 2002. However, it is not yet fully deployed and therefore has not yet begun to fully process the recruitment advertising and perform the related transactions it is ultimately contemplated to achieve. While we are realizing the contracted minimum revenues we will continue to incur development related expenditures to complete the deployment effort, which is scheduled to be completed during the fourth quarter 2002. We believe that the potential future revenues derived from the use of our technology by Tribune and CareerBuilder justify the up-front expenditures required to complete the enhancements.

      In November 2002 the Company signed a non-binding letter of intent with Tribune Company for an additional investment by Tribune of $1,500,000. As part of the proposed transaction, AdStar will develop additional features that expand the capabilities of its generic service and the customized services that were launched in August 2002. The proposed investment and related development is expected to run concurrently with the deployment of the remainder of the individual publications and it is anticipated that it will be fully deployed by May 2003. While the funding is expected to be sufficient to continue and complete the development of the customized services there are no new minimum revenues contemplated in the agreement. We believe the additional features and expanded capabilities of the new development combined with that of the initial contract will ultimately attract more end users and provide Tribune as well as other publishing companies a platform from which to launch other related web based products, such as auto and real estate ads, which will ultimately be realized in the form of increased transaction volume and related revenues. We believe that the potential future revenues derived from the use of our technology by Tribune and CareerBuilder justify the incremental expenditures required to complete the enhancements.

      Our ASP business is continuing to demonstrate approval in the marketplace. During the last three quarters of 2002 we have experienced large increases in Web-based transaction volumes on behalf of our existing customers, including substantial increases in volume from the Knight-Ridder, Inc. publications, set up during the fourth quarter 2001. Revenue earned from our new ASP business improved substantially quarter over quarter, increasing 19% this quarter compared to the second quarter 2002 and 48% this quarter from the first quarter 2002. We expect this increase to continue throughout the year. During the third quarter 2002, on behalf of our customers we processed a total of 54,600 transactions through our web site generating gross billings in excess of $4,735,000. We recognized revenues of $263,000 on these transactions. For the same quarter in 2001 we processed a total of 25,700 transactions generating gross billings in excess of $2,145,000 for which we recognized $78,000 of revenues. For the nine months ended September 30, 2002 we processed a total of 134,900 transactions generating gross billings in excess of $11,557,000 for which we recognized $663,000 of revenues. For the nine months ended September 30, 2001 a total of 66,600 transactions were processed generating gross billings of approximately $5,459,000 for which we recognized $164,000 of revenues. We are delighted with the level of incremental revenue our customers are able to generate using our software applications and we believe that this success gives us the opportunity to enter into arrangements to provide Web-based ad-taking technology for new customers. This success serves to confirm that we have developed a viable foundation that exploits our proprietary software products, extensive industry knowledge, and unique position within the marketplace. As we are early in the life cycle of our ASP business, we are continuing to critically evaluate all products, their profit contributions, and potential line extensions that may be of benefit to our existing customers as well as our potential customers. Customization services, which traditionally had been a large percentage of our revenue, were significantly down for the first nine months of 2002 from the same period in 2001. This reflects reduced capital spending at newspapers resulting from lower advertising revenues caused by the general economic downturn since the fourth quarter of 2001. As we continue to add more newspapers as ASP customers and add increased services to existing customers, we will be better positioned to weather economic downturns.

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

      In developing our Web-based system we began to incur expenses in 1998 that could not be offset by the revenues generated by our historical business. These expenses caused us to incur losses in 1998, 1999, 2000, 2001 and first three quarters of 2002. Our future success is dependent upon our ability to substantially grow revenues to the point where we can fund the current level of operations. To this end, our plans include expanding the products and services offered to our customers by building on our (i) proprietary software processes,
(ii) established customer relationships, and (iii) unique position within the industry. We feel that there is significant opportunity to increase revenues by offering the Web software and customer support services that we had initially developed for our Web-based national portal, "Advertise123.com," to print publications under the ASP business model.

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

Results of Operations

      The following table sets forth the results of operations expressed as a percentage of revenues:

                                         Three months ended             Nine months ended
                                            September 30,                 September 30,
                                      ----------------------------------------------------------
                                         2001           2002           2001           2002
                                         ----           ----           ----           ----
Revenues                                100%            100%           100%            100%
Cost of revenues                         32%             44%            36%             46%
                                        ---             ---            ---             ---
   Gross profit                          68%             56%            64%             54%

Selling expense                          27%             20%            32%             26%
Administrative expenses                  64%             71%            89%             82%
Development expenses                     15%             17%            24%             25%
                                        ---             ---            ---             ---
   Loss from operations                 -39%            -52%           -81%            -78%

Other Income                             --              --             --               3%
                                        ---             ---            ---
Interest income (expense)                 1%             --             2%               1%
                                        ---             ---            ---             ---
  Loss before taxes                     -38%            -52%           -79%            -74%

Provision for income taxes               --              --             --              --
                                        ---             ---            ---             ---
   Net loss                             -38%            -52%           -79%            -74%

Three and nine month periods ended September 30, 2002 and 2001

      Revenues. - Net revenues for the third quarter 2002 increased 2% to $655,000 compared to third quarter 2001 net revenues of $640,000. Fees from our ASP Product increased 239% to $263,000 during the third quarter 2002 from $78,000 in the third quarter 2001. Revenue from software customization services decreased 53% during the third quarter 2002 to $94,000 from $201,000 in the third quarter 2001. Revenues from miscellaneous and non-recurring items decreased 53% during the third quarter 2002 to $28,000 from $60,000 in the third quarter 2001. Fees from our Professional Product decreased 10% to $270,000 during the third quarter 2002 from $301,000 during the third quarter 2001.

      Net revenues for the nine months ended September 30, 2002 increased 5% to $1,697,000 compared to $1,612,000 for the nine months ended September 30, 2001. ASP fees for the nine months ended September 30, 2002 increased 304% to $663,000 from $164,000 for the nine months ended September 30, 2001. Customization revenue for the nine months ended September 30, 2002 decreased 67% to $133,000 from $407,000 for the nine months ended September 30, 2001. Revenue from miscellaneous and non-recurring items for the nine months ended September 30, 2002 decreased 51% to $88,000 from $178,000 for the nine months ended September 30, 2001. Fees from our Professional Product decreased 6% to $813,000 for the nine months ended September 30, 2002 from $863,000 during the nine months ended September 30, 2001. The decrease in software customization is a by-product of the trend to defer capital expenditures in the publishing industry due to the general economic climate; we anticipate the deferral to continue through the rest of the year. The decrease in Professional Product is primarily due to the transition of existing customers from the Professional Product line to our ASP Product; this trend is expected to continue. We expect that revenue from our ASP Product will continue to increase as we increase both the number of customers and the transaction volume we process on behalf of those customers.

      Cost of Revenues - Cost of revenue consists primarily of the costs to customize and install the AdStar software applications, configure end-user software, install Web-based ad-taking software, provide customer training and end-user support, amortization of internally developed application modules, royalties, and co-location costs. These costs increased to approximately $290,000 for the third quarter 2002 compared with $205,000 for the third quarter 2001. Our gross profit margin decreased to 56% during the third quarter 2002, from 68% during the third quarter 2001. This increase in cost of revenues primarily resulted from an increase in the amortization of software development costs to $90,000 in the third quarter 2002 from $43,000 in the third quarter 2001.

      Cost of revenues for the nine months ended September 30, 2002 increased to $776,000 from $577,000 for the nine months ended September 30, 2001. Our gross profit margin for the nine months ended September 30, 2002 decreased to 54% from 64% for the nine months ended September 30, 2001. This increase in cost of revenues primarily resulted from an increase in the amortization of software development costs to $264,000 for the nine months ended September 30, 2002 from $110,000 for the nine months ended September 30, 2001. Given our current level of Web automation, we will be able to manage significantly greater transaction volumes with limited increases to our current staffing levels. Accordingly, we expect a corresponding increase in cash to be generated from our gross profits.

      Selling Expense. - Selling expense consists primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost for business development. Selling expense decreased 25% during the third quarter 2002 to $131,000 from $174,000 during the third quarter 2001. This decrease primarily resulted from the reduction of personnel-related expenses to $116,000 during the third quarter 2002 from $163,000 for the third quarter 2001.

      Selling expense for the nine months ended September 30, 2002 decreased 15% to $435,000 from $512,000 for the nine months ended September 30, 2001. Personnel-related expenses for the nine months ended September 30, 2002 decreased 10% to $399,000 from $443,000 for the nine months ended September 30, 2001. Non-personnel related expenses for trade shows, marketing and promotion for the nine months ended September 30, 2002 decreased 48% to $36,000 from $69,000 for the nine months ended September 30, 2001. In future quarters, we can expect to see some incremental increase in selling expenses as compared to the last three quarters as we continue the development of our strategic relationships with Tribune Company, Knight-Ridder, Inc., CareerBuilder, L.L.C., and other potential strategic partners.

      Administrative Expenses. - Administrative expense consists primarily of the cost of executive, administrative, professional fees, accounting, finance, and information technology personnel. Administrative expenses increased 13% during the third quarter 2002 to $465,000 from $412,000 during the third quarter 2001. The increase was primarily related to professional fees and other non-personnel related expenses.

      Administrative expenses for the nine months ended September 30, 2002 decreased 3% to $1,396,000 from $1,434,000 for the nine months ended September 30, 2001. Personnel-related expenses for the nine months ended September 30, 2002 decreased to $821,000 from $1,139,000 for the nine months ended September 30, 2001, the decrease was primarily due to an overall reduction in personnel during 2001; and the sustainment of the lower counts through the first quarter of 2002, until increased activity required an increase in staffing levels. Legal fees for the nine months ended September 30, 2002 increased to $182,000 from $40,000 for the nine months ended September 30, 2001. This is primarily due to a significant increase in outside legal expenses during the first quarter 2002 related to financing negotiations and general corporate advice. Although we expect that quarterly administrative expenses overall will be lower in comparison to the prior year, during the remainder of 2002, personnel-related expenses may increase incrementally from the first nine months, as we have added some additional administrative headcount, and are incurring an approximate 10% increase in Directors & Officers insurance and anticipate a similar increase in health care costs in the fourth quarter 2002 as dictated by current market conditions.

      Development Expenses. - Development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design the required technical infrastructure, and to perform Web-site maintenance and other general routine fixes. The costs consist primarily of personnel related expenses for technical and design personnel and consultants. Development expense for the third quarter 2002 increased 12% to $110,000 from $98,000 for the third quarter 2001. Personnel-related expenses decreased 4% to $87,000 in the third quarter 2002, as compared to $91,000 for the third quarter 2001.

      Development expense for the nine months ended September 30, 2002 increased 6% to $417,000 from $392,000 for the nine months ended September 30, 2001. The increase was due to approximately $44,000 in one-time costs for outside consultants to create the conceptual design and feasibility study for Tribune Company product prior to execution of our agreement with them during the first quarter of 2002, offset by a decrease in personnel-related expenses for the nine months ended September 30, 2002 to $359,000 from $371,000 for the nine months ended September 30, 2001.

      Other Income (Expense) - Other income expense has historically been comprised of net interest income (expense). During the second quarter 2002 AdStar finalized a settlement with Kodak, Inc. whereby Kodak returned 67,796 shares of AdStar common stock resulting in a non-cash gain of approximately $63,000. Net interest income decreased 61% during the third quarter 2002 to $3,000 from $7,000 during the third quarter 2001. This decrease is attributable to a reduction in cash held in interest bearing accounts as we utilized cash to fund development projects and operating deficits, a reduction in interest rates available in short-term time deposits and money market accounts at commercial banks, as well as an increase in interest expense during the quarter relating to the addition of capital leases. Net interest income for the nine months ended September 30, 2002 decreased 50% to $13,000 from $26,000 for the nine months ended September 30, 2001.

Liquidity and Capital Resources

      As of September 30, 2002, we had cash and cash equivalents of approximately $385,000 and restricted cash of $175,000. Net cash used in operations was approximately $1,039,000 for the nine months ending September 30, 2002 compared with $1,018,000 for the comparable 2001 period. Net cash used in investing activities increased to $804,000 for the nine months ended September 30, 2002 compared with $621,000 in the same period in 2001. The increase is primarily a result of the $210,000 in loans to two officers. Net cash provided by financing activities increased by $1,816,000 for the nine months ended September 30, 2002 compared with $409,000 in the same period in 2001. The increase is primarily due to the net proceeds of $1,723,000 from the issuance of Series A preferred stock to Tribune Company and a net increase of restricted cash of $129,000 as compared to the comparable period in 2001.

      As a result of the equity raised during the first quarter 2002 and the anticipated $1,500,000 funding from Tribune during the fourth quarter 2002 and first quarter 2003 per the terms of a non-binding letter of intent signed in November 2002, we expect our available funds, combined with cash generated from existing operations, new customers, and the flexibility to cut back our work-force should anticipated significant customization projects be delayed or terminated, will be sufficient to meet our anticipated working capital needs through September 30, 2003. We have generated operating losses during the past four years, and we cannot guarantee that the assumed financing from the Tribune letter of intent will be funded, increases in revenue will occur in a timely manner, that we will be able to contain our costs in accordance with our plans, nor that we have accurately estimated the resources required to fulfill our obligations to Tribune Company. Although we are optimistic that our new ASP business will continue to be accepted in the marketplace and we will fulfill our obligations to Tribune Company in a timely manner, the timing is not assured. Our ability to sell ASP business products and service offerings during the current year may be hampered by the current downturn in the advertising market and state of the economy in general. These factors, coupled with the extended time frame required for software sales, customization, and implementation, could delay our ability to increase revenue to a level sufficient to cover our expenses.

      In August 2002, AdStar was informed by Chase Merchant Services, L.L.C (Chase), a merchant bank that provides credit card processing services for AdStar, that it required the Company to maintain a restricted cash balance of $175,000. Chase indicated the primary reason for the reserve was the significant increase in dollar volume of AdStar transactions during the second quarter 2002. Under the terms of the agreement the Company can terminate the contract with 30 days notice and Chase can retain a reserve for up to six months from the date of termination.

      The Company has entered into a new arrangement with another merchant banker whereby the initial terms and conditions do not require AdStar to provide a reserve. Preliminary testing for the changeover was completed in early November 2002, and a final transition to the new banker is expected to be completed before December 31, 2002.

      As discussed above we have entered into a non-binding letter of intent with Tribune to purchase preferred stock of the Company for $1,500,000. There is no assurance that Tribune will fund the agreement. We currently have no additional borrowings available to us under any credit arrangement, and we will look for additional debt and equity financing's should the Tribune investment be delayed or cancelled. Adequate funds may not be available or may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

Item 3. Evaluation Of Disclosure Controls And Procedures

a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures are adequate and designed to ensure that material information relating to us would be known to them.

b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART II

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

      AdStar established a vendor payment plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. In the nine month period ended September 30, 2002, 12,473 shares were issued to vendors under the plan relying upon the exemption under sections 4(2) and 4(6) of the Securities Act of 1933 and which represented compensation for the period of $11,250. The vendors have taken the shares for investment.

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

                                                 AdStar, Inc
                                                 (Registrant)


Date  November 14, 2002                          /s/ Leslie Bernhard
      -----------------                          ----------------------
                                                 President & CEO


Date  November 14, 2002                          /s/ Anthony J. Fidaleo
      -----------------                          ----------------------
                                                 Chief Financial Officer

                                 CERTIFICATIONS

I, Leslie Bernhard, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Adstar, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                     /s/ Leslie Bernhard
                                                     -------------------
                                                     Leslie Bernhard
                                                     Chief Executive Officer

I, Anthony J. Fidaleo, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Adstar, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                 /s/ Anthony J. Fidaleo
                                                 ----------------------
                                                 Anthony J. Fidaleo
                                                 Chief Financial Officer