Form 10KSB
period 2002-12-31
ADSTAR COM INC
filed 2003-03-31
CIK 1091599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

                   For the Fiscal Year ended December 31, 2002

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

    Title of Each Class                                 Name of Each Exchange on
       Common Stock,                                        Which Registered
par value $.0001 per share                               Boston Stock Exchange
        Warrants

Securities Registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.0001 per share
                                 Title of Class

                                    Warrants
                                 Title of Class

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

      For the year ended December 31, 2002, the revenues of the registrant were $2,241,492

      The aggregate market value of the voting Common Stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq Market on March 28, 2003 of $0.79 per share, was approximately $5,666,503.

      As of March 28, 2003, the registrant has a total of 8,263,676 shares of Common Stock outstanding, including 19,279 shares issuable pursuant to the vendor compensation program.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                  ADSTAR, INC.

                            Form 10-KSB Annual Report

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I
     Item 1.    Description of Business.............................................     3
     Item 2.    Description of Property.............................................    15
     Item 3.    Legal Proceedings...................................................    15
     Item 4.    Submission of Matters to a Vote of Security Holders.................    15

PART II
     Item 5.    Market for Common Equity and Related Stockholder Matters............    16
     Item 6.    Management's Discussion and Analysis of Operations or Plan
                of Operation........................................................    18
     Item 7.    Financial Statements................................................    27
     Item 8.    Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure............................................    27

PART III
     Item 9.    Directors and Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act...................    27
     Item 10.   Executive Compensation..............................................    29
     Item 11.   Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters ....................................    31
     Item 12.   Certain Relationships and Related Transactions......................    34
     Item 13.   Exhibits, List and Reports on Form 8-K..............................    35
     Item 14.   Controls and Procedures.............................................    37

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

                                     PART I

Item 1. BUSINESS

General

AdStar, Inc., a Delaware corporation ("AdStar") provides technology services within the classified advertising industry. Our proprietary software is an integrated suite of applications that electronically connects publishers with the source of their advertising revenue. Our software applications allow professional advertising agencies businesses and individuals to electronically send ads to newspapers. This gives newspapers the ability to electronically receive classified advertising insertions directly into their sophisticated publishing systems. Our solutions are available in an application service provider ("ASP") model whereby we contract with publishers to design, implement, host, and manage the on-line ad-taking capabilities of their Web sites. We provide all the technical and application expertise, customer support, and security measures that the publisher needs to install our application modules and begin to generate revenue in a short time frame. Our software solutions afford newspapers the ability to increase revenue and are the application of choice for advertisers, because it affords them the ability to effortlessly and quickly compose and format classified ads, price them, schedule them, and electronically send them into the publishing system at multiple newspapers.

Corporate History

AdStar was originally incorporated in New York as AdStar-Services, Inc. a privately held corporation. In 1999, we incorporated AdStar.com, Inc. in Delaware and merged AdStar-Services, Inc. into this entity. We completed an initial public offering of AdStar.com, Inc. common stock in December 1999, receiving net proceeds of approximately $5.4 million. This was followed in September 2000, with another offering of common stock, receiving net proceeds of approximately $2.8 million. In July 2001, we formally changed our name to AdStar, Inc. to more accurately reflect our current business, products and our plans for future growth.

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

BonafideClassifieds.com

The Newspaper Association of America (NAA) is the newspaper industry's trade association representing the $55 billion newspaper industry and over 2,000 publishers in the United States and Canada. In 2002 AdStar entered into an Agreement with the NAA to allow the NAA to market and private label (operate under it's name) Advertise123.com, AdStar's one-stop marketplace on the Web for the general public to buy classified ads. Through this portal, individuals and businesses can, on a 24/7 basis, compose professional looking classified ads using one of several pre-programmed templates, schedule the ad to run in one or several of over 200 newspapers and 50 state newspaper associations, and purchase the ad using a credit card. Beginning in 2003, AdStar will expand its relationship with the NAA by authorizing the

NAA to market a version of AdStar's ASP Web site technology to its members. AdStar receives set up and transaction fees for these businesses.

Application Programming Interface (API)

In 2002, AdStar learned that a variety of third parties including call centers, niche web publishers, auto dealer management businesses and others were interested in utilizing AdStar technologies to allow their customers, who advertise with newspapers, the convenience of AdStar services. Third parties are using AdStar's application programming interface (API) to access AdStar services so that the customer of the third party can remain within that third parties application. AdStar's service provides fast and accurate ways for composing, pricing and delivering ads. For allowing third parties access to AdStar services, AdStar charges fees based on transaction volume.

Background

We began developing the professional software application in 1986, and today have grown to become the preeminent software solution providing large newspapers with the ability to electronically receive classified advertising from advertising agencies and large corporations. Our professional software application has seen numerous technological enhancements over the years, and is still in place at the majority of installations. This technology enables newspapers to reduce the amount of manual effort required to publish an ad and eliminates newspaper typographical errors. Our software allows newspapers to process more ads accurately while under tight time constraints at deadline and thus realize greater revenue. Our remote entry version of this software is currently in use at more than 40 large metropolitan newspapers linked to more than 1,500 advertising agencies and numerous large corporations. Our customers include such highly respected publications as the Los Angeles Times, the Chicago Tribune, The Atlanta Journal-Constitution, and The Miami Herald.

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

This Web-based service, Advertise123.com, is an outgrowth of our historical business as the largest provider of remote entry for classified ads into newspapers in the United States. Since 1986, we have offered advertising agencies the ability to process classified ads electronically with a number of the largest newspapers in the United States. Our historical business enables professional advertisers to electronically input, format and price ads. It is based on a software system that we developed which is currently installed on computers used by 43 newspapers and more than 1,500 advertising agency and advertiser locations. Using this system, we have become the largest provider of remote entry for classified ads into newspapers in the United States. We estimate that in 2001, approximately $400 million in classified ads were placed in newspapers using our remote entry system and in 2002 that number has grown to greater than $400 million. We believe we have enjoyed our leadership in the remote entry ad placement business because of the extremely difficult process of properly formatting, pricing and scheduling an ad and finding a way to send this ad to a classified system without seriously impeding the processing demands of both the automated systems and human processes involved.

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

Although the volume and dollar value of ads placed through our Advertise123.com portal continued to grow, the margins on this business were not sufficient to sustain a business. In an effort to minimize marketing expenses and maintain the ongoing growth of Advertise123.com, in 2002 we entered into an Agreement with the NAA. The NAA now markets and sells Advertise123.com under its national brand bonafideclassifieds.com.

During 2002, we successfully shifted our revenue to recurring, transaction based sources. In 2002 the largest Knight-Ridder, Inc. newspapers and Tribune Company major market newspapers contracted to install the ASP Web site technology. By the end of 2002, 24 newspapers were operating under this new model with additional implementations scheduled for 2003. Other large newspapers were contracted with including: The Detroit News (www.detnews.com) and Detroit Free Press (www.freep.com); and eight Southern California newspapers owned by MediaNewsGroup, Inc. - the Los Angeles Daily News (www.dailynews.com), Long Beach Press-Telegram (www.presstelegram.com), San Gabriel Valley Tribune (www.sgvtribune.com), Pasadena Star News (www.pasdenastarnews.com), San Bernardino County Sun (www.sbsun.com), Inland Valley Daily Bulletin (www.dailybulletin.com), Whittier Daily News (www.whittierdailynews.com) and the Redlands Daily Facts (www.redlandsdailyfacts.com). We also enhanced our core platform by implementing iPix photo technology, enabling our ASP Web site technology customers to add photo up sell capability.

In 2002, AdStar entered into a strategic relationship with Tribune Company in which Tribune invested $1,800,000 in March 2002, $900,000 in December 2002 and $600,000 in March 2003 and AdStar agreed to build, host and manage Tribune Company's integrated print and online employment web-based ad taking technology. For its investment Tribune received the following:

      (i)   In March 2002, 1,443,457 shares of our Series A Preferred Stock;

      (ii) In December 2002, 1,200,000 shares of our Series B-1 Preferred Stock; and

      (iii) In March 2003, 800,000 shares of our Series B-2 Preferred Stock plus an additional 1,200,000 shares of our Series B-2 Preferred Stock, in exchange for all of the previously issued Series B-1 Preferred Stock and all accrued and unpaid dividends on those shares.

Each of these transaction are described below in Item 5 under the subsection entitled "Recent Sales of Unregistered Securities."

Finally in 2002, we aggressively began marketing our application-programming interface whereby we allow third parties to use AdStar services. A variety of businesses have taken advantage of this interface, with more implementations scheduled for 2003. The most notable agreement is with Manheim Interactive, the technology services division of Manheim Auctions, Inc. Manheim will develop ad transaction services using AdStar's application programming interface to help automotive dealerships compose, schedule and pay for ads in print and online versions of newspapers. There are over 11,000 Tracker Dealer Management System users who could potentially take advantage of this service.

AdStar Business Strategy

In 2002 we were able to transition the business to an application service provider model. For 2002, 41% of our revenue was from recurring transaction based fees. This represents a 27% increase over the prior year. As part of this transition we developed new ASP services supporting high volume revenue (e.g., API business) and shifted low volume operations to organizations better equipped to market the services (e.g., Advertise123.com to Bonafideclassifieds.com).

Our goal is to leverage the classified ad-taking knowledge we've gained over the past 16 years and the complex technology we've developed during that same time to continue to be the preeminent supplier of technology that connects publishers with the source of their advertising revenue. In 2002 we demonstrated this sophistication in building the most complex cross media, cross publication application in newspaper classified history Tribune Company's integrated print and online Flex Ad product. The Flex Ad product offers the ability to simultaneously place an employment ad in print and online with a Web ID enabling the reader to link the print ad to its online complement. Advances in Internet technology, digital technology, and the public's demand for more interactive Web sites puts us in a unique position to capitalize on the foundation that we have already built.

To maintain the momentum we created in 2002, we will continue to aggressively pursue the following:

      o Focus our sales efforts at large and middle tier publications which we believe have more than five full-time ad-takers and the ability to process 200 or more ads on-line each month;

      o Aggressively market our ad-taking platform to media companies and vertically integrated on-line businesses, consistently showing evidence of its cost effectiveness;

      o Pursue relationships with third-parties who can add ad taking capability to their customers by using our API;

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

Customers and Marketplace

According to the Newspaper Association of America, Classified advertising in the United States alone was $16 billion. Despite this level of activity, the vast majority of classified ads published continue to be submitted to the publisher by telephone, fax, email, mail, or messenger. The publisher must provide personnel to receive the ad, enter the ad into its computer system, provide price information, and collect payment from the advertiser through direct billing or, for certain classes of advertisers, by credit card charge. This ad placement process must be repeated by the advertiser for each ad purchased and, when ads are placed in multiple publications, for each publication. In addition to the considerable processing cost to both the advertiser and the publisher, publishers sometimes are required to refund or give credits for all or a portion of their fee as a result of errors in input.

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

Our application-programming interface (API) is expanding the notion of AdStar customers into new realms. Manheim Interactive, which provides software products to auto dealerships, is using AdStar services to find ways of bringing ad placement services to their customers. Historically these customers would not have looked at someone like Manheim Interactive for ad placement services. But the Internet creates new opportunities for businesses not previously viable.

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

We have managed these and other complexities successfully for more than 16 years. Our software solutions have been designed to work with all major vendors' publishing software. We have transferred this integration experience to our Web portal Advertise123.com, where we take standard and contract advertisers' ads and send them directly into classified systems. AdStar has implemented digital image capability through an alliance with Internet Pictures Corporation (nasdaq:
IPIX(R)), using their Rimfire(R) photo solution.

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

Employees

As of March 15, 2003, we had a total of 31 employees. All of them are full-time employees, including 4 in executive management, 4 in technical services, 2 in product development, 11 in Web operations, 6 in customer support, and 4 in finance and administration. We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good. We believe that we are currently staffed at an appropriate level to implement and carry out our business plan for the next 12 months.

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

We Have A History Of Losses And Until We Are Able To Significantly Increase ASP Revenues We Expect Continued Losses.

The Company has incurred significant recurring net losses, and has used substantial funds in its operations. For the years ended December 31, 2001 and 2002 we had net losses of $1,884,498 and $2,159,643, respectively. Our 2001 and 2002 net losses were principally attributable to our shift in focus from an on-line business to an ASP business. We expect to continue to incur losses until we are able to increase our revenues significantly from fees based on the number of ad purchases transacted through our ASP product. Our operating expenses are expected to remain constant in connection with our expanded activities. Our future profitability will depend on our ability to increase our transaction and service revenues while controlling or reducing our costs. We may not be able to achieve profitability. However, based on our current operating plan, cash on hand, our ability to control costs and our historical record of achieving financings, we believe we have sufficient resources available to see us through March 31, 2004.

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

      Our ability to grow depends significantly on our ability to attract publishers to sign-up for AdStar's suite of products, which means having an adequate sales and marketing budget and adequate funds to continue to enhance our Web sites and ad-taking technology. If the actual cost of attracting publishers, and enhancing our Web sites and ad-taking technology are higher than projected or the revenues from our operations fall below our current expectations, we may need additional financing in the near future. In either event, if our revenues are insufficient to provide the necessary cash flow for ongoing operations, we will need to seek additional capital from public or private equity or debt sources to fund our growth and operating plans and respond to other contingencies. We may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding, which would have an adverse effect on the successful implementation of our planned business expansion.

We Are Vulnerable To Breakdowns In Service Which Could Cause Our Customers And Prospective Customers To Lose Faith In Our Ability To Service Their Needs.

      As a business delivering certain services via the Internet, we are vulnerable to breakdowns and interruptions in Internet transmission which could disrupt our ability to provide continued and sustained support to advertisers and publishers. We have not yet suffered any serious breakdowns in service. If because of interruptions our customers and prospective customers lose faith in our ability to service their needs, they may choose more traditional means for placing their classified ads, may turn to our competition, or may choose to no longer outsource their Web-based ad-taking functions and instead perform the services in-house. If this were to occur, we would not be successful in building an on-line business. In March 2003 we entered into an arrangement with Tribune Company to build out a fully functional back-up site at their AT&T co-location in Chicago, Illinois. We expect the site to be fully operational during 2003.

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

Our Corporate Documents May Limit Rights Of Stockholders.

      Our Board of Directors has the authority to issue up to an additional 1,556,543 shares of preferred stock without any further vote or action by our stockholders, and to determine the price, rights, preferences, privileges and restrictions, including voting rights of these shares. Since the preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights accompanying shares of our common stock, the rights of the holders of shares of common stock will be subject to, and may be adversely affected by, the superior rights of the holders of preferred stock. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock. Furthermore, certain provisions of our Certificate of Incorporation, and certain provisions of our Bylaws and of Delaware law, could have the effect of delaying or preventing a change in control of the corporation which the stockholders may deem to be in the best interests of AdStar.

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

      While the shares of common stock met current Nasdaq listing requirements when initially listed and are currently included on Nasdaq, there can be no assurance that we will meet the criteria for continued listing. Continued listing on Nasdaq generally requires that (i) we maintain at least $2,500,000 in stockholders equity, or $35,000,000 in market capitalization, or $500,000 in net income for either the last fiscal year, or two out of the last three fiscal years, (ii) the minimum bid price of the common stock be $1.00 per share, (iii) there be at least 500,000 shares in the public float valued at $1,000,000 or more, (iv) the common stock have at least two active market makers, and (v) the Common Stock be held by at least 300 holders. In March 2003, we received a letter from Nasdaq putting us on notice that the bid price of our common stock had fallen below their $1.00 per share minimum. If we are unable to satisfy Nasdaq's maintenance requirements, our securities may be delisted from Nasdaq. In that event, trading, if any, in the common stock and warrants would be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "OTC Bulletin Board." Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of AdStar, and lower prices for our securities than might otherwise be obtained.

Item 2. Description of Property

      Our offices are currently located in two separate facilities. The principal office in Marina del Rey, California consists of an aggregate 10,000 square feet, of which approximately 5,000 has been sub-let. Offices for the east coast technical services department are located in Syosset, New York, consisting of approximately 1,400 square feet. Additionally, in July 2000, we entered into a lease consisting of approximately 1,700 square feet in Lyndhurst, New Jersey. In May 2001, we assigned all rights in this lease to Dominion Telecom, Inc., however we remain secondarily liable on this lease. These three existing leases expire on March 31, 2005, April 31, 2005, and November 30, 2005, respectively. The aggregate monthly rent, net of the current sub-lease and assignment, is approximately $13,745. We believe that if these leases are not renewed, satisfactory alternative space will be available. In December 2002 management executed a plan to close our east coast offices, in Syosset, New York, and transfer the function performed at that location to Marina del Rey.

Item 3. Legal Proceedings

      We are not currently a party to any legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      (a)   Market Information

      AdStar's Common Stock is traded on The Boston Stock Exchange and The Nasdaq Small Cap Market under the symbol "ADST". The following table sets forth, for the periods indicated, the high and low bid information for AdStar's Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                            Bid Information
   Price range of Common Stock                          High                Low
--------------------------------------------------------------------------------
Year Ended December 31, 2001
First quarter                                          $1.531             $0.500
Second quarter                                          1.590              0.530
Third quarter                                           0.950              0.520
Fourth quarter                                          0.880              0.520

Year Ended December 31, 2002
First quarter                                           1.440              0.450
Second quarter                                          1.250              0.630
Third quarter                                           1.640              0.750
Fourth quarter                                          1.120              0.740

      As of March 28, 2003, the closing bid price per share for our Common Stock, as reported on the Nasdaq Small Cap Market was $0.79.

      (b)   Holders

      As of March 28, 2003, the number of record holders of the Preferred and Common Stock of AdStar was one and 35, respectively. AdStar believes that there are more than 800 beneficial holders of the Common Stock.

      (c)   Dividends

      The holders of Common Stock are entitled to receive such dividends as may be declared by AdStar's Board of Directors. During the years ended 2001 and 2002, AdStar did not pay any dividends, and it does not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of AdStar's Board of Directors and will depend on, among other factors, retained earnings, capital requirements, and the operating and financial condition of AdStar.

Recent Sales of Unregistered Securities.

      AdStar established a vendor payment plan whereby it may pay vendors who are accredited investors, as defined under Rule 215 of the Securities Act of 1933, in shares of its common stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. During 2001 and 2002, 119,000 and 63,000 (net of 68,000 returned) shares, respectively, were issued to vendors under the plan relying upon the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933 and which represented compensation of $196,000 and $10,000 (net of $68,000 returned), respectively. In addition, warrants to purchase 50,000 shares at $1.50 and 50,000 shares at $2.00 were issued to a vendor in 2001.

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

      In January 2002, AdStar issued to Morse, Zelnick, Rose and Lander LLP, AdStar's legal counsel, 114,545 shares of restricted common stock, issued at fair market value as payment for $ 62,500 in legal services accrued in December 31, 2001 financial statements. This sale was exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

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

      In December 2002 the Board of Directors approved the sale of shares of its Series B Preferred Stock to Tribune Company for an aggregate price of $1.5 million. The sale was split into two funding segments:

      (i) In December 2002, AdStar sold 1,200,000 shares of its Series B-1 Preferred Stock to Tribune Company for an aggregate purchase price of $900,000. These shares currently convert on a 1:1 basis. Shareholders of Series B-1 Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and as a single class with the Common Stock. The holders of Series B-1 Preferred Stock are entitled to one vote for each share; and

      (ii) In March 2003, AdStar sold 800,000 shares of its Series B-2 Preferred Stock to Tribune Company for an aggregate purchase price of $600,000. These shares currently convert on a 1:1 basis. Shareholders of Series B-2 Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and as a single class with the Common Stock. The holders of Series B-2 Preferred Stock are entitled to one vote for each share. In addition, on March 28, 2003, in exchange for all of the Series B-1 Preferred Stock plus accrued and unpaid dividends on those shares, issued in December 2002 to Tribune Company, AdStar issued an additional 1,200,000 shares of its Series B-2 Preferred Stock to the Tribune Company.

These sales were exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

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

Overview

In 2001 we repositioned our products, moving away from the idea of the Internet as a stand-alone business category, and moving towards the idea of the Internet as an extremely efficient and flexible communication channel. We recognized that this technology can be utilized to greatly enhance the functionality of the software we licensed to our existing customer base, as well as expand into new areas where our technology can be used to connect advertising outlets with advertisers. During 2002, we began to execute our game plan and spent virtually the entire year on successfully enhancing and integrating our existing technology and new products into the existing and new customers. While some of our historical business has migrated to our new transaction based model, it continues to be used by hundreds of recruitment agencies and volume advertisers. We anticipate continuing customer requested enhancements to our existing applications and expect to monetize the roll-outs to a greater extent in 2003 as more publications adapt the new robust applications available to them.

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

We adopted our marketing and sales strategies to our new Web-based ad-taking ASP product, and began marketing the product in June 2001 and found that it was well received by our customers. During 2001, we implemented our Web-based classified ad-taking ASP product at 14 new metropolitan newspapers. Given the severe downturn in advertising revenue in 2001, we were told by many potential customers that implementing our ASP product will need to wait until their advertising revenue has returned to more normal levels. In 2002, despite a slow economy we contracted with an additional 16 newspapers to use our Web-based classified ad-taking ASP product.

In March 2002, we entered into an agreement with Tribune Company to provide Web-based recruitment ad sales technology to all major market Tribune newspapers, including Chicago Tribune, Los Angeles Times, and Newsday, and to provide customization services to CareerBuilder, a Tribune Company affiliate. Under this arrangement, we have customized our existing application suite to expand its capabilities and provide additional functionality in exchange for the right to provide web-based ad sales for Tribune Company's major market newspapers. Beginning in the third quarter of 2002 the Tribune Corporation launched a multimillion-dollar ad campaign promoting this new product, FlexAd. AdStar created the Web based version of FlexAd that allows professional advertisers and businesses to simultaneous compose, schedule, pay and place a job ad in CareerBuilder and an affiliated newspaper.

In addition to the enhancements developed for our base technology, we continued to actively explore and develop new revenue sources. In 2001, we entered into an agreement with eBay, Inc. to provide the technology behind eBay Seller Classified, a service that allowed eBay sellers to advertise their items in a dedicated eBay sellers section of newspaper classifieds. Advertiser support for this product waned and the service was eliminated. However, the relationship with eBay provided us an opportunity to enhance our application-programming interface (API) that allows third parties to access AdStar services. In 2002, we capitalized on these enhancements by expanding our API business.

AdStar's API business allows third parties to access AdStar's e-business suite to create ad taking capability for their customers. This is especially appealing to businesses that support newspapers (e.g., after hour call centers, software manufacturers providing authoring tools for advertisers, etc.) and businesses that aggregate advertisers (e.g., niche web sites, software companies that provide services to auto dealerships or realtors, etc.). In 2002, we entered into agreement with a number of such organizations including Manheim Interactive, who provides services to auto dealers, as well as a niche web site that provides services to commercial real estate brokers and an after hours call center.

In addition to transitioning to a recurring revenue model and expanding our newspaper customers, we are now in a position to reduce our operating costs on a go forward basis. There can be no assurance that our new product offerings or the arrangement with Tribune Company will be successful in generating revenues sufficient to support our operating expenses.

Prior to the development of our Web business, revenues had been generally sufficient to support our historic business. In developing our Web-based system we began to incur significant losses that could not be offset by the revenues generated by our historic business. These expenses caused us to incur significant losses from 1998 through 2002. Our future success is dependent upon our ability to substantially grow revenues and control costs to the point where we can fund the level of operations necessary to serve the anticipated customer base. To this end, our plans have included expanding the products and services offered to our customers by building on our proprietary software processes and unique position within the industry. We feel that there is significant opportunity to increase revenues by offering the Web software and services that we had initially developed for ourselves to print publications as an application service provider ("ASP"). In addition we have already taken steps to control or in some case reduce costs on an ongoing basis. (see Business in part I).

Results of Operations

The following table sets forth the results of operations expressed as a percentage of net revenues.

                                                         Year Ended December 31,
                                                         ----------------------
                                                         2001              2002
                                                         ----              ----
Net revenues .......................................     100%              100%
Cost of revenues ...................................      39%               49%
                                                         ---               ---
Gross Profit .......................................      61%               51%

General and administrative expense .................      90%               83%
Selling and marketing expense ......................      32%               25%
Product development costs ..........................      31%               28%
Restructuring ......................................      --                14%
                                                         ---               ---
Loss from operations ...............................     -91%              -91%
Other income .......................................      --                 3%
Interest income (expense) ..........................       1%                1%
                                                         ---               ---
Loss before taxes ..................................     -90%              -96%
Provision for taxes ................................      --                --
                                                         ---               ---

Net loss ...........................................     -90%              -90%
                                                         ===               ===

Years Ended December 31, 2002 and 2001

Revenues

Net revenues increased to $2,241,000 in 2002 from $2,081,000 in 2001, a net increase of $160,000 or 8%. The increase in net revenue for 2002 is primarily comprised of a net increase of $629,000 or 220% in response to our strategic shift from our old software and licensing model to our application service provider ("ASP") product, offset by a $438,000 or 63% reduction in one time customization and other fees. The Increase in 2002 ASP revenues includes approximately $70,000 of revenues from existing licensing and software customers who converted to our new transaction based ASP product. Licensing and software revenues decreased to $1,070,000 in 2002 from $1,100,000 in 2001, a net decrease of $30,000 or 3% for 2002 over 2001. The decrease is comprised of the aforementioned $70,000 migration of existing customers to the ASP model offset by approximately $40,000 in pricing increases.

Cost of revenues

Cost of revenue consists primarily of the costs to customize and install the AdStar software applications, configure end-user software, install Web-based ad-taking software, amortization of internally developed application modules, royalties, and co-location costs. Cost of revenues increased to $1,107,000 in 2002 from $806,000 in 2001, a net increase of $301,000 or 37%. The increase during 2002 was primarily related to a $209,000 increase in amortization of capitalized software and deferred contract costs, an increase of approximately $60,000 in direct labor and $40,000 in hardware costs. The increase in amortization is primarily related to our focus on strategic development for ASP activities and for the CareerBuilder project whereby approximately $560,000 of 2001 software enhancements being amortized for a full year during 2002 and an additional $600,000 in 2002 software enhancements being placed into service.

Selling and marketing expense

Selling and marketing expense consists primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost for business development. Selling expense decreased to $556,000 in 2002 from $656,000 in 2001, a net decrease of $100,000 or 15%. The decrease is primarily the result of a $65,000 decrease in direct advertising and travel trade show costs as well as a $35,000 reduction of personnel-related expenses.

General and administrative expense

General and administrative expense consists primarily of the cost of executive, administrative, professional fees, accounting, finance, and information technology personnel. Administrative expenses decreased to $1,860,000 in 2002 from $1,882,000 in 2001, a net decrease of $22,000 or 1%. The net decrease was primarily related to a $94,000 loss on disposal of assets which was expensed in 2001, offset by a net $61,000 increase in legal, accounting, insurance and shareholders costs.

Product development costs

Product development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design the required technical infrastructure, and to perform Web-site maintenance and other general routine fixes. The costs consist primarily of personnel related expenses for technical and design personnel and consultants. Development expense decreased to $627,000 in 2002 from $640,000 in 2001, a net decrease of $13,000 or 2%. Our technical infrastructure requirements relating to our revenue generating activities resulted in product development expense being essentially flat for 2002 as compared to 2001. We expect the expense level to continue through the first half of 2003 when we should realize a net reduction over the second half of the year.

Restructuring costs

During 2001 we critically examined the processing capabilities of our existing software modules and identified potential new commercial applications that could be developed using our existing technology as a starting point. With these changes in mind, we repositioned our products, moving away from the idea of the Internet as a stand-alone business category, and moving towards the idea of the Internet as an extremely efficient and flexible communication channel. During 2002 we continued executing our ASP model while maintaining the existing infrastructure and personnel responsible for the historical licensing and software and portal model while formulating a formal transition plan.

The plan contemplated among other things the closure of the New York office within approximately six months, a related reduction in force of the 4 technology staff as of December 31, 2002 and the abandonment of an externally created customized billing software module. While the strategy had been in play for several months, including the addition of office space in the corporate offices to facilitate the transition, Management formally approved the final strategy in December 2002. During December 2002 the Company hired a seasoned industry executive to transfer the software programs and intellectual knowledge from the New York office to the corporate office, identify and begin training existing personnel in anticipation of the reduction-in-force, and abandoned the billing software system. The corporate office will assume full revenue responsibilities concurrently with the closing of the office. Accordingly, management recorded direct restructuring write-offs and reserves totaling $323,000, which are primarily comprised of estimated costs of $128,000 for abandoned software and equipment, $76,000 relating to the office lease, and $119,000 in legal, and other.

Other income

Other income (expense) has historically been comprised of net interest income (expense). During the second quarter 2002 AdStar finalized the termination of the Kodak licensing agreement whereby Kodak returned 67,796 shares of AdStar common stock resulting in a non-cash gain of approximately $63,000. Net interest income decreased $10,000 during 2002 compared to 2001. This decrease in net interest is attributable to a reduction in cash held in interest bearing accounts as we utilized cash to fund development projects and operating deficits, a reduction in interest rates available in short-term time deposits and money market accounts at commercial banks, as well as an increase in interest expense during 2002 relating to the addition of capital leases.

Liquidity and Capital Resources

Prior to 1999 we financed our business primarily from cash generated by operations. Subsequently, we have financed our business through a combination of cash generated from operations and debt and equity financing. In 2001 and 2002, we raised net proceeds of $694,000 and $2,663,000, respectively, in equity financings to fund operations and enhance and expand the product line we provide our customers.

As of December 31, 2002, we had cash and cash equivalents of approximately $940,000 and restricted cash of $175,000 compared to $410,000 and $45,000 as of December 31, 2001 a combined net increase of $658,000. The net increase in cash and cash equivalents and restricted cash resulted from net proceeds of $2,599,000, net of a $129,000 increase in restricted cash, from financing activities offset by $533,000 used in operations and $1,537,000 used in investing activities to enhance our ASP products and funds advanced to a shareholders.

Net cash used in operations during 2002 was approximately $533,000 compared with $1,181,000 during 2001, a $648,000 decrease. The decrease in cash used in operations is primarily the result of a $591,000 increase in accounts payable and a $129,000 increase in accrued expenses in 2002 from 2001. The increase in accounts payable primarily related a shift in payment terms to our customers/vendors who historically paid us in 45 days while we paid them in less than 30 days. The increase in accrued expenses is primarily due to restructuring reserves set up to reflect closing of our New York office to shift all operations to the corporate offices.

Net cash used in investing activities increased to $1,537,000 during 2002 compared with $715,000 during 2001. The increase of $821,000 is primarily the result of our using $560,000 to enhance our existing ASP software per terms of the CareerBuilder agreement and $210,000 in officer loans. Included in the $1,537,000 is $773,000 of ongoing upgrades and enhancements of existing software used to in our ASP products. We expect to generally complete all aspects of the CareerBuilder agreement during the second quarter of 2003 and anticipate a significant reduction in ongoing upgrades and enhancements of existing software during the second half of 2003.

Net cash provided by financing activities increased to $2,599,000 during 2002 compared with $701,000 during 2001. The proceeds were primarily comprised of net proceeds $1,698,000 from the issuance of Series A and $813,000 of Series B-1 Preferred Stock to Tribune Company, net proceeds of $152,000 from the closing of a private placement which commenced in October 2001 and net borrowings under capital leases of $65,000. The proceeds were offset by a net increase of restricted cash of $129,000 as compared to 2001. The increase in restricted cash was due to a $175,000 credit card processing reserve instituted by Chase Merchant Services, L.L.C (Chase) offset by a $46,000 decrease in restricted cash with Comerica, our commercial bank.

In August 2002, AdStar was informed by Chase, a merchant bank that provides credit card processing services for AdStar, that it required the Company to maintain a restricted cash balance of $175,000. Chase indicated the primary reason for the reserve was the significant increase in dollar volume of AdStar transactions during the second quarter 2002. Under the terms of the agreement the Company can terminate the contract with 30 days notice and Chase can retain a reserve for up to six months from the date of termination.

The Company has entered into a new arrangement with another merchant banker whereby the initial terms and conditions do not require AdStar to provide a reserve. Preliminary testing for the changeover was completed in November 2002 with final testing and transition to the new banker expected to be completed during March 2003.

At December 31, 2002, we had an accumulated deficit of $11,324,000. We have incurred significant recurring net losses. For the years ended December 2001 and 2002 we had net losses of $1,884,000 and $2,160,000. Our 2001 and 2002 net losses were principally attributable to our shift if focus from an on-line business to an ASP business. We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP product. We are not assured that we will generate sufficient capital to meet our cash needs through December 31, 2003. We believe that the additional $600,000 raised through the sale of 800,000 shares of Series B-2 convertible preferred stock (each convertible into one share of common stock) in March 2003, our available funds, combined with cash generated from existing operations, new customers, the flexibility to cut back our work-force upon completion or delay of significant customization projects, coupled with our historical ability to obtain bridge financing, will be sufficient to meet our anticipated working capital needs through March 31, 2004. Although we are optimistic that our growing ASP business will continue to be accepted in the marketplace and we will fulfill our obligations to Tribune Company in a timely manner, the timing is not assured. Our ability to sell ASP business products and service offerings during the current year may be hampered by the current downturn in the advertising market, the geo-political climate, including the war in Iraq, and state of the economy in general. These factors, coupled with the extended selling cycle in our industry and customer delays in customization and implementations, could delay our ability to increase revenue to a level sufficient to cover our expenses.

We currently have no additional borrowings available to us under any credit arrangement, and we are continuing to look for additional financing. Adequate funds may not be available or may not be available on terms favorable to us or at all. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

New accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), effective January 2003. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The Company will adopt SFAS 143 on January 1, 2003, and does not believe that the adoption will have a material impact on the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS 112, Employer's Accounting for Post employment Benefits, and asset impairments governed by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company does not believe that the adoption of SFAS 146 will have a material impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation - an Amendment of SFAS No. 123 ("SFAS 148"). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will retain the intrinsic method of accounting for stock based awards granted to employees.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are currently effective and did not affect the Company's financial position and results of operations. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity's financial statements. This interpretation also applies, beginning July 1, 2003 for the Company, to all variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. We are in the process of evaluating all of our investments and other interests in entities under the provisions of FIN 46 and have not yet determined the effect of its adoption on our financial position and results of operations.

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

Revenue Recognition

AdStar derives revenue from several products and services as follows:

      Licensing and customization and other revenues - We receive revenue from technology service contracts that generally contain multiple elements such as software customization services, monthly fees and post-contract customer support (PCS). Revenue from these arrangements is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". Accordingly, revenue is allocated to each element within the contract based on the relative fair values of those elements using vendor specific objective evidence. Revenue from monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement. Revenue from software customization services is recognized as the services are performed, using a percentage of completion methodology based on labor hours. We also provide customization services at the customers' request and recognize revenue as the services are performed, using a percentage of completion methodology based on labor hours

      Areas requiring management's judgment includes revenue recognition and cost estimation on the fixed fee software customization element of the contracts. Revenue is recognized on these contracts using a percentage-of-completion methodology, based upon labor input measures and an estimate of time to completion. Monthly, technical management reviews the estimate of labor hours required to complete the customization and the effect of any change in estimate is reflected in the period in which the change is first known. Such changes in estimate have not been material to our quarterly results of operation. The corresponding cost of revenue charge is derived based upon the same labor input measurements and our existing cost structure. If we do not accurately estimate the resources required under the contract or the scope of the work to be performed, or if we do not manage our projects properly within the prescribed timeframe, future margins may be significantly and adversely affected. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and uncertainties inherent in software customization activities may affect the percentages derived under the percentage-of-completion accounting method, which in turn may affect the amounts reported in the financial statements. Despite the complexities inherent in the estimating process, we believe that this accounting policy most accurately presents the revenue generating activities of AdStar.

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

Contractual Obligations, Commitments and Contingencies

The Company has contractual obligations and commitments primarily with regards to Employment agreements for 3 of its executives, certain noncancelable operating lease obligations for office space and equipment, and capital lease obligations for computer equipment and office furniture.

The following table aggregates the Company's expected contractual obligations and commitments subsequent to December 31, 2002:

                                                         Payments due by Period
                                   ------------------------------------------------------------------
                                                                               Beyond
Contractual obligations                2003       2004-2005     2006-2007       2007         Total
-----------------------------------------------------------------------------------------------------

Employment agreements              $  617,300    $  851,200    $  212,800    $       --    $1,681,300

Capital Lease commitments              43,067        58,716           126            --       101,909

Operating lease commitments (1)       328,541       451,164            --            --       779,705
                                   ----------    ----------    ----------    ----------    ----------

                                   $  988,908    $1,361,080    $  212,926    $       --    $2,562,914
                                   ==========    ==========    ==========    ==========    ==========

(1)   Excludes sublet office agreement of $11,000 per month through May 2005.

Item 7. Financial Statements

      See Index to Financial Statements below, beginning on page F-1.

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure

      Previously reported on a Current Report on Form 8-K filed with the Securities Exchange Commission on February 24, 2003.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Our executive officers and directors and their respective ages are as follows:

                                                                                 Director
     Name                 Age                   Position                          Since
----------------------    ---     ------------------------------------------     --------

Leslie Bernhard            59     President, Chief Executive Officer
                                  and Director                                     1991

Eli Rousso                 66     Executive Vice President, Chief
                                  Technology Officer, Secretary, Treasurer,
                                  and Director                                     1991

Jeffrey Baudo              56     Senior Vice President, Chief Operating
                                  Officer, and Director                            2001

Anthony Fidaleo(1)         44     Vice President and Chief Financial Officer

Stephen A. Zelnick (2)     65     Director                                         2002

Richard Salute (2)(3)      57     Director                                         2003

--------------------------------------------------------------------------------

(1)   Commenced employment on June 24, 2002.

(2) Members of the compensation committee and the audit committee of the Board of Directors.

(3)   Mr. Salute was elected to AdStar's Board in January 2003.

      Leslie Bernhard, one of our co-founders, has served as our President and Chief Executive Officer since the organization of our predecessor in 1986. Ms. Bernhard holds a B.S. degree from St. John's University. Ms. Bernhard is the sister of Mr. Baudo.

      Eli Rousso, our other co-founder, has served as our Executive Vice President and Chief Technology Officer since the organization of our predecessor in 1986. Mr. Rousso holds a B.S. degree in

Electrical Engineering from Massachusetts Institute of Technology (MIT) and has completed graduate work at the Polytechnic Institute (New York).

      Jeffrey Baudo joined us as Chief Operating Officer in January 2001 and became a director in February 2001. Prior to joining AdStar, Mr. Baudo, served as president and COO of the publishing division of United Advertising Publications. Mr. Baudo holds a B.A. degree from St. Johns University. Mr. Baudo is the brother of Ms. Bernhard.

      Anthony Fidaleo joined us as Chief Financial Officer in June 2002 and became Vice President of Finance in September 2002. Prior to joining AdStar, Mr. Fidaleo served in a consulting capacity, as acting Chief Financial Officer or Vice President Controller, over the past 5 years primarily servicing the technology sector with Companies such as Autobytel.Inc. and L90. Inc. Between 1992 and 1997 Mr. Fidaleo served as Chief Financial Officer of privately held national companies American Dawn, Inc. and Vagabond Inns, Inc. Mr. Fidaleo was in public accounting from 1982 through 1992, primarily with BDO Seidman, LLP where he attained the level of audit senior manager. Mr. Fidaleo is a CPA and holds a B.S. degree in Accounting from California State University at Long Beach.

      Stephen A. Zelnick, a director, has been a partner in the law firm Morse, Zelnick, Rose & Lander, LLP since its inception in August 1995. Mr. Zelnick also serves on the Board of Directors of DAG Media, Inc. a publisher of classified telephone directories. Mr. Zelnick holds a B.S. degree in Economics with an accounting major from the Wharton School of the University of Pennsylvania in 1957 and an LLB from Yale Law School in 1960.

      Richard Salute, a director, was a partner with Arthur Andersen until December 2001. Mr. Salute was employed by Arthur Andersen in various positions since 1973. Mr. Salute has been nominated to the Board of Directors of Copytel, Inc., a developer and distributor of flat panel displays and encryption devices. He is a Certified Public Accountant, licensed to practice in New York, New Jersey and Connecticut. Mr. Salute holds a B.A. degree from Adelphi University.

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

      To the best of AdStar's knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, AdStar believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2002 with the following exceptions: (i) Anthony Fidaleo, our Chief Financial Officer and Nancy Works, a Vice President of AdStar, did not timely file their Initial Statement of Beneficial Ownership of Securities on Form 3; (ii) each of Tribune Company, a greater than ten percent (10%) stockholder and Stephen Zelnick, a director, did not timely file one Change in Beneficial Ownership on Form 4. With respect to any former directors, officers, and ten percent (10%) stockholders of AdStar, AdStar does not have any knowledge of any known failures to comply with the filing requirements of
Section 16(a).

Item 10. Executive Compensation.

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2000, 2001 and 2002 by our (i) Chief Executive Officer, and (ii) executive officers, other than the CEO, whose salary for the 2002 fiscal year as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

                           Summary Compensation Table

                                                                Long-Term Compensation
                                            Annual        ---------------------------------
                                         Compensation          Awards             Payouts
                                         ------------     ------------------    ------------
                                                            Common Stock         All Other
Name and Principal                          Salary        Underlying Options    Compensation
     Position                  Year           ($)                (#)                ($)
------------------             ----      ------------     ------------------    ------------

Leslie Bernhard,               2002        $211,250            150,000              $  0
President & Chief Executive    2001         251,680            100,000                 0
Officer                        2000         231,912                  0                 0



Eli Rousso                     2002        $209,450            150,000              $  0
Executive Vice                 2001         240,371            100,000                 0
President & Chief              2000         230,301                  0                 0
Technology Officer


Jeffrey Baudo                  2002        $191,700            150,000              $  0
Chief Operating                2001(1)      197,872            100,000                 0
Officer

Jeffrey Diamond                2002        $141,721                  0              $  0
Vice President -Technology     2001         177,224                  0                 0
                               2000         230,301                  0                 0

----------
      (1)   Since commencement of employment on January 22, 2001.

Stock Options

      The following tables show certain information with respect to incentive and non-qualified stock options granted in 2002 to the Named Executives under AdStar's 1999 Stock Option Plan who received options and the aggregate value at December 31, 2002 of such options. The per share exercise price of all options is equal to the fair market value of a share of Common Stock on the date of grant. No options granted to any Named Executives have been exercised.

                              Option Grants in 2002
--------------------------------------------------------------------------------
                          Individual Grants of Options
--------------------------------------------------------------------------------

                       Number of
                       Shares of      Percent of
                        Common       Total Options
                         Stock         Granted to     Exercise
                       Underlying     Employees in      Price
       Name             Option #          2002        ($/Sh)     Expiration Date
--------------------   ----------    -------------    --------   ---------------
Leslie Bernhard  (1)     150,000        20.8%          $0.60      January 2007
Eli Rousso (1)           150,000        20.8%          $0.60      January 2007
Jeffrey Baudo (1)        150,000        20.8%          $0.60      January 2007

----------
      (1) The options vested 50% on the date of grant and 50% on one year from the date of grant.

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values

                 Number of
                  Shares                      Number of Shares Underlying Unexercised             Dollar Value of Unexercised
                 Underlying  Dollar Value          Options at fiscal Year-End(1)          In-the-Money Options at fiscal Year-End(1)
                  Options     Realized on     ---------------------------------------     ------------------------------------------
Name             Exercised     Exercise         Exercisable           Nonexercisable         Exercisable            Nonexercisable
----             ---------     --------         -----------           --------------         -----------            --------------
Leslie Bernhard        --       $ --              175,000                75,000                $33,250                 $23,250
Eli Rousso             --       $ --              175,000                75,000                $33,250                 $23,250
Jeffrey Baudo          --       $ --              108,334               141,666                $23,250                 $23,250
Jeffrey Diamond        --       $ --               16,667                 8,333                $    --                 $    --

----------
(1) Based on the closing price of the AdStar's common stock on December 31, 2002 of $0.91.

Employment Contracts

      On July 1, 2002, AdStar entered into four-year employment agreements with each of Leslie Bernhard and Eli Rousso. Their prior agreements expired on June 30, 2002. Pursuant to her employment agreement, Leslie Bernhard was retained as our Chief Executive Officer and her total annual compensation was reduced to $212,800. Pursuant to his employment agreement, Eli Rousso was retained as our Executive Vice President and his total annual compensation was reduced to $212,800. Each agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement, separation and disability plans for employees or executives and for participation in other employee benefits applicable to employees and executives of AdStar. Each agreement further provides for fringe benefits which commensurate with the executive's duties and responsibilities. Under each agreement, employment may be terminated by us with cause or by the executive with good reason. Termination by us without cause, or by the executive for good reason, would subject us to liability for liquidated damages in an amount equal to the terminated executive's base salary for the remaining term of his or her employment agreement or 12 months, whichever is greater.

      In January 2001, AdStar entered into a 2-year employment contract with Mr. Jeffrey Baudo. Pursuant to his employment agreement, Mr. Baudo was retained as our Chief Operating Officer at an annual rate of $213,000 per year, and granted options to purchase 100,000 shares of AdStar's common stock. Subsequently, as of July 1, 2002, Mr. Baudo agreed to an amendment to employment agreement reducing his annual rate of compensation to $191,700. Mr. Baudo's contract was extended for one year with successive one year terms for the same salary under essentially the same terms and conditions, effective January 22, 2003. Mr. Baudo is the brother of Leslie Bernhard.

Compensation of Directors

      In 2002, each of our non-employee directors received options to purchase 50,000 shares of our common stock exercisable at the fair market value on the date of grant. These options vest one-half on the date of grant and one-half on the 1st anniversary of the date of grant, provided the grantee is still a director on such date.

Limitation of Directors' Liability and Indemnification

      The Delaware General Corporation Law (the "DGCL") authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages for breach of directors' fiduciary duty of care. The AdStar's Certificate of Incorporation limits the liability of its directors to AdStar or its stockholders to the fullest extent permitted by Delaware law.

      AdStar's Certificate of Incorporation provides mandatory indemnification rights to any officer or director of AdStar who, by reason of the fact that he or she is an officer or director of AdStar, is involved in a legal proceeding of any nature. Such indemnification rights include reimbursement for expenses incurred by such officer or director in advance of the final disposition of such proceeding in accordance with the applicable provisions of the DGCL. Insofar as indemnification for liabilities under the Securities Act of 1933 (the "Act") may be provided to officers and directors or persons controlling AdStar, AdStar has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table, together with the accompanying footnotes, sets forth information, as of March 28, 2003, regarding stock ownership of all persons known by AdStar to own beneficially more than 5% of AdStar's outstanding Common Stock, Named Executives, all directors, and all directors and officers of AdStar as a group:

                                                     Shares of
                                                    Common Stock
                                                    Beneficially   Percentage of
    Name of Beneficial Owner (1)                      Owned (2)      Ownership
-----------------------------------------           ------------   -------------

Leslie Bernhard (3)                                     860,054        10.0%
Eli Rousso (3)                                          887,891        10.3%
Jeffrey Baudo (4)                                       220,466         2.6%
Anthony Fidaleo                                               0            *
Jeffrey Diamond (8)                                      16,667            *
Stephen A. Zelnick (5)                                  134,250         1.6%
Richard Salute                                                0            *
Chester L. F. Paulson (6)                             2,251,574        24.7%
Tribune Company (7)                                   3,443,457        29.4%
All Directors and Officers (7 persons) as a group     2,119,330        24.7%

----------
      *     less than 1%

(1) The addresses of the persons named in this table are as follows: Leslie Bernhard, Eli Rousso, Jeffrey Baudo, Anthony Fidaleo, and Jeffrey Diamond c/o AdStar, Inc., 4553 Glencoe Avenue, Suite 325, Marina del Rey, CA 90292; Stephen A. Zelnick c/o Morse Zelnick, Rose & Lander, 405 Park Avenue, New York, NY 10022; Watertown Connecticut 06795; Richard Salute 7 Lori Court, Woodbury, New York, 11797; Chester L. F. Paulson, c/o Paulson Capital Corp. 811 SW Naito Parkway, Suite 200, Portland, OR 97204, and Tribune Company, 435 N. Michigan Ave. Chicago IL, Attn: General Counsel.

(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 28, 2003 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. On March 28, 2003, 8,263,676 shares of Common Stock were outstanding.

(3) Includes an aggregate of 110,054 shares in respect of which Ms. Bernhard and Mr. Rousso have voting power. Additionally, Ms. Bernhard and Mr. Rousso each have options to purchase 100,000 and 150,000 shares of AdStar common stock at $0.81 and $0.60 per share, respectively, exercisable within 60 days.

(4) Consists of options to purchase 66,667 and 150,000 shares of AdStar common stock, at $1.25 and $0.60 per share, exercisable within 60 days.

(5) Includes: (i) options to purchase 50,000 shares of common stock of AdStar, at $0.60 per share, and warrants to purchase 25,000 shares of AdStar common stock, at $1.07 per share, exercisable within 60 days; and (ii) 9,250 shares of common stock of AdStar which represents Mr. Zelnick's proportionate interest in 37,000 shares beneficially owned by a nominee of Morse, Zelnick, Rose & Lander, LLP, of which Mr. Zelnick is a member. The filing of this report shall not be construed as an admission that Mr. Zelnick is the beneficial owner of any of the shares owned by the nominee for the purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.

(6) Consists of 1,408,458 shares of common stock of AdStar and the currently exercisable common stock purchase warrants listed below:

            (i)   24,116 exercisable at $0.75

            (ii)  350,000 exercisable at $1.07

            (iii) 200,000 exercisable at $1.80

            (iv)  139,000 exercisable at 7.20

            (v)   130,000 exercisable at 9.00

(7) Consists of 1,443,457 shares of Series A and 2,000,000 of Series B-2 Preferred Stock, which currently convert into Common Stock on a 1 for 1 basis.

(8) Consist of options to purchase 16,667 shares of common stock of Adstar at $1.66 per share, exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes the (i) options granted under the Stock Option Plan, (ii) options granted outside the Stock Option Plan and (iii) issuances of Common Stock under our Vendor Plan (described below), as of December 31, 2002. The shares covered by outstanding options are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events. No other equity compensation has been issued.

                                                                      Equity Compensation Plan Table
                                                     ----------------------------------------------------------------
                                                                                                     Number of
                                                                                                     securities
                                                                                                remaining available
                                                                                                for future issuance
                                                                                                    under equity
                                                     Number of securities   Weighted-average     compensation plans
                                                      to be issued upon    exercise price of         (excluding
                                                         exercise of          outstanding            securities
                                                     outstanding options,  options, warrants    reflected in column
                                                     warrants and rights       and rights               (a))

                                                             (a)                  (b)                   (c)
                                                     --------------------  -----------------    -------------------
Equity Compensation Plans Approved By
Security Holders

Grants under the AdStar, Inc. 1999 Stock                  1,133,474           $ 0.95                  366,526
Option Plan.......................................

Equity Compensation Plans Not Requiring
Approval By Security Holders

Aggregate Individual Option Grants ...............          375,001           $ 5.42                  Not applicable

Vendor Plan (1) ..................................          279,384           Not applicable          120,616
                                                        ------------------------------------------------------------

Total Option Grants ..............................        1,508,475           $ 2.06                  366,526
                                                        ------------------------------------------------------------

Total Issuances under the Vendor Plan ............          279,384           Not applicable          120,616
                                                        ------------------------------------------------------------

      (1)   Reflect shares of AdStar Common Stock.

      o The aggregate individual option grants outside the Stock Option Plan referred to in the table above includes: (a) warrants issued to the underwriter in our initial public offering for the purchase of 200,000 shares of Common Stock, with an exercise price of $7.20 per share; and (b) warrants issued to our public relations firms for the purchase of an aggregate of 125,000 shares of Common Stock, consisting of warrants to purchase 50,000 shares, with an exercise price $1.50 per share, warrants to purchase 50,000 shares, with an exercise price $2.00 per share and warrants to purchase 25,000 shares, with an exercise price $10.00 per share.

      o In AdStar established a plan (the "Vendor Plan") to pay vendors, who are accredited investors (as defined under Rule 215 of the Securities Act of 1933), in shares of its Common Stock, valued at fair market value, for goods or services. Up to 400,000 shares may be issued under the Vendor Plan. Under the Vendor Plan, as of December 31, 2002, an aggregate of 279,384 shares of Common Stock had been issued leaving 120,616 shares available for future issuance. In June 2002 67,796 shares issued under the Vendor Plan were returned to AdStar by a Kodak these shares included in shares available for future and conversely have been excluded from shares issued under the plan.

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

      In December 2002 the Board of Directors approved the sale of shares of its Series B Preferred Stock to Tribune Company for an aggregate price of $1.5 million. The sale was split into two funding segments:

      (i) In December 2002, AdStar sold 1,200,000 shares of its Series B-1 Preferred Stock to Tribune Company for an aggregate purchase price of $900,000. These shares currently convert on a 1:1 basis. Shareholders of Series B-1 Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and as a single class with the Common Stock. The holders of Series B-1 Preferred Stock are entitled to one vote for each share; and

      (ii) In March 2003, AdStar sold 800,000 shares of its Series B-2 Preferred Stock to Tribune Company for an aggregate purchase price of $600,000. These shares currently convert on a 1:1 basis. Shareholders of Series B-2 Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and as a single class with the Common Stock. The holders of Series B-2 Preferred Stock are entitled to one vote for each share. In addition, on March 28, 2003, in exchange for all of the Series B-1 Preferred Stock plus accrued and unpaid dividends on those shares, issued in December 2002 to Tribune Company, AdStar issued an additional 1,200,000 shares of its Series B-2 Preferred Stock to the Tribune Company.

Item 13. Exhibits, List and Reports on Form 8-K.

(a)   Exhibits:

      Exhibit
        No.                            Description
      -------                          -----------

      2.1         Agreement and Plan of Merger (1)

      3.1         Certificate of Incorporation of AdStar (1)

      3.1a Amendment to Certificate of Incorporation, as filed with the Secretary of State of Delaware on July 11, 2001 (5)

      3.1b Series A Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 15, 2002 (8)

      3.1c Series B-1 Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on December 20, 2002, effective December 23, 2002 (10)

      3.1d Series B-2 Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 28, 2003, effective March 28, 2003 *

      3.2         By-Laws of AdStar (1)

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

      10.1        1999 Stock Option Plan (1)

      10.2        Employment Agreement between AdStar and Leslie Bernhard *

      10.3        Employment Agreement between AdStar and Eli Rousso *

      10.4        Employment Agreement between AdStar and Jeffrey Baudo.*

      10.5 Memorandum of Agreement between AdStar and CareerPath.com LLC dated March 11, 1999(1)

      10.6 Distribution and Service Agreement dated February 9, 1999 by and between the Company and PowerAdz (1)

      10.7 Distribution and Service Agreement dated November 19, 1998 by and between AdStar and AdOne Classified Network, Inc. (1)

      10.8 Agreement dated March 16, 1999 by and between James E. Mann and the Company (1)

      10.9 Form of warrant to purchase 16,667 shares of Common Stock issued to Jonathan Cohen and Ronald Posner (1)

      10.10 Loan and Subscription Agreement dated July 13, 1999 by and between the Company and Interequity Capital Partners L.P. (1)

      10.11 Form of Subscription Agreement for 12% Convertible Subordinated Unsecured Promissory Note (1)

      10.12       Form of 12% Convertible Subordinated Unsecured Promissory Note
                  (1)

      10.13 Form of Shareholders' Agreement by and among AdStar, its principal stockholders and certain investors (1)

      10.14 Employment Agreement dated July 20, 1998 between Adam Left and the Company and amendment dated July 15, 1999(1)

      10.15 Employment Agreement dated as of April 12, 1999 between Michael Kline and AdStar (1)

      10.16       Promissory Note issued to Paulson Capital Corporation (1)

      10.17 Distribution and Service Agreement dated as of September 3, 1999 by and between AdStar and Landon Media Group, Inc. (2)

      10.18 Distribution and Service Agreement dated as of August 30, 1999 by and between AdStar and Career Engine (2)

      10.19 Distribution and Service Agreement dated as of August 27, 1999 by and between AdStar and CareerPath.com (2)

      10.20 Engagement Agreement, dated March 7, 2000, between RCG Capital Markets Group and AdStar (3)

      10.21 First Amendment of Office Lease and Parking License Agreement, dated December 13, 1999, between TIAA Realty, Inc. and AdStar
                  (4)

      10.22 Second Amendment of Office Lease and Parking License Agreement, dated March 24, 2000, between TIAA Realty, Inc. and AdStar (3)

      10.23 Letter Agreement between Company and Paulson Capital Corporation for the satisfaction of outstanding principal and interest due on $1.1 million note bearing interest at 6% per annum, dated October 21, 1999.(9)

      10.24 Copy of Agreement, among Company and certain accredited investors, dated April 6, 2001.(9)

      10.25 Series A Preferred Stock Purchase Agreement, dated March 18, 2002, by and between AdStar, Inc. and Tribune Company.(8)

      10.26 Software Development and Deployment Agreement, dated March 18, 2002, by and between AdStar, Inc. and Tribune Company.(8)

      10.27 Registration Rights Agreement, dated March 18, 2002, by and between AdStar, Inc. and Tribune Company.(8)

      10.28 Governance Agreement, dated March 18, 2002, by and among AdStar, Inc., Leslie Bernhard, Eli Rousso and Tribune Company.(8)

      10.29 Series B Preferred Stock Purchase Agreement, dated December 23, 2002, by and between AdStar, Inc. and Tribune Company.(10)

      10.30 Second Software Development and Deployment Agreement, dated December 23, 2002, by and between AdStar, Inc. and Tribune Company.(10)

      10.31 Amended and Restated Registration Rights Agreement, dated December 23, 2002, by and between AdStar, Inc. and Tribune Company.(10)

      10.32 Amended and Restated Governance Agreement, dated December 23, 2002, by and among AdStar, Inc., Leslie Bernhard, Eli Rousso and Tribune Company.(10)

      16.1        Letter from PricewaterhouseCoopers LLP dated February 20,
                  2003.(11)

      23.1        Consent of PricewaterhouseCoopers LLP *

      23.2        Consent of BDO Seidman, LLP *

      99.1        Chief Executive Officer Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission on the date hereof.*

      99.2        Chief Financial Officer Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission on the date hereof.*

----------

            Notes to exhibits

      *     Filed herewith

      (1) Filed as an exhibit to Registration Statement on form SB-2 No. 333-84209, and incorporated herein by reference.

      (2) Filed as an exhibit to Registration Statement on form SB-2 No. 333-90649 and incorporated herein by reference.

      (3) Filed as an exhibit with the same number to Quarterly Report on Form 10QSB for the period ended March 31, 2000 and incorporated herein by reference.

      (4) Filed as an exhibit with the same number to Registration Statement on form SB-2 No. 333-43408 and incorporated herein by reference.

      (5) Filed as an exhibit to Quarterly Report on Form 10QSB for the period ended September 30, 2001 and incorporated herein by reference.

      (6) Filed on May 10, 2001 as an exhibit to Registration Statement on Form S-3 No. 333-60664 and incorporated herein by reference.

      (7) Filed on January 24, 2002 as an exhibit to Registration Statement on Form S-3 No. 333-81338 and incorporated herein by reference.

      (8) Filed on March 25, 2002 as an exhibit to the Current Report on Form 8-K filed and incorporated herein by reference.

      (7) Filed as an exhibit to the Annual Report on Form 10KSB for the period ended December 31, 2000 and incorporated herein by reference.

      (8) Filed on December 31, 2002 as an exhibit to the Current Report on Form 8-K filed and incorporated herein by reference.

      (9) Filed on February 24, 2003 as an exhibit to the Current Report on Form 8-K filed and incorporated herein by reference.

(b)   Reports on Form 8-K:

            (i) On December 31, 2002, AdStar filed a Current Report on Form 8-K in accordance with Item 5 of such report; and

            (ii) On February 24, 2003, AdStar filed a Current Report on Form 8-K in accordance with item 4 of such report

Item 14. Controls And Procedures

a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures are adequate and designed to ensure that material information relating to us would be known to them.

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

                                      AdStar, Inc.

                                      By:  /s/ Leslie Bernhard
                                           ------------------
                                           Leslie Bernhard,
                                           President and Chief Executive Officer

Date: March 31, 2003

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2003.

              Signature                  Title
              ---------                  -----

Principal Executive Officer

         /s/ Leslie Bernhard             President and Chief Executive Officer
         ---------------------           and Director
             Leslie Bernhard

Principal Financial Officer

         /s/ Anthony J. Fidaleo          Chief Financial Officer
         ---------------------
             Anthony J. Fidaleo

Directors

         /s/ Eli Rousso                  Director
         ---------------------
             Eli Rousso

         /s/ Jeffrey Baudo               Director
         ---------------------
         Jeffrey Baudo

         /s/ Stephen Zelnick             Director
         ---------------------
         Stephen Zelnick

         /s/ Richard Salute              Director
         ---------------------
         Richard Salute

                                 CERTIFICATIONS

I, Leslie Bernhard, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Adstar, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                                     /s/ Leslie Bernhard
                                                     -----------------------
                                                     Leslie Bernhard
                                                     Chief Executive Officer

I, Anthony J. Fidaleo, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Adstar, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                                     /s/ Anthony J. Fidaleo
                                                     -----------------------
                                                     Anthony J. Fidaleo
                                                     Chief Financial Officer

                          Index To Financial Statements

                                                                            Page
                                                                            ----

Reports of Independent Certified Public Accountants                         F-2

Financial Statements:

     Balance Sheet as of December 31, 2002                                  F-4

     Statements of Operations for the two years ended
        December 31, 2002                                                   F-5

     Statements of Stockholders' Equity (Deficit) for the
        two years ended December 31, 2002                                   F-6

     Statements of Cash Flows for the two years ended
        December 31, 2002                                                   F-7

     Notes to Financial Statements                                          F-8

Report of Independent Certified Public Accountants

Board of Directors
Adstar, Inc.
Marina del Rey, California

We have audited the accompanying balance sheet of Adstar, Inc. (the "Company") as of December 31, 2002 and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adstar, Inc. at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP

Los Angeles, California
March 28, 2003

                      REPORT OF PRICEWATERHOUSECOOPERS LLP,
                             INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of AdStar, Inc.

In our opinion, the accompanying statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of AdStar, Inc. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the financial statements of AdStar, Inc. for any period subsequent to December 31, 2001.


/s/      PricewaterhouseCoopers LLP

Los Angeles, California
February 22, 2002 except for the subsequent events described in Note 9 to the 2001 financial statements, as to which the date is March 15, 2002

AdStar, Inc.
Balance Sheet
As of December 31, 2002
--------------------------------------------------------------------------------

Assets

Current assets:
   Cash and cash equivalents                                                              $    940,378
   Restricted cash                                                                             174,918
   Accounts receivable, net of allowance for doubtful
     accounts of $49,672                                                                       155,159
   Notes receivable from officers - current portion                                              7,179
   Prepaid and other current assets                                                            143,884
                                                                                          ------------
     Total current assets                                                                    1,421,518

Notes receivable from officers, net of current portion                                         239,945
Property and equipment, net                                                                  2,548,969
Intangible assets, net                                                                          47,346
Other assets                                                                                    31,413
                                                                                          ------------

     Total assets                                                                         $  4,289,191
                                                                                          ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                       $  1,126,425
   Accrued expenses                                                                            555,816
   Deferred revenue                                                                            113,571
   Capital lease obligations - current portion                                                  28,980
                                                                                          ------------

     Total current liabilities                                                               1,824,792

Capital lease obligations, net of current portion                                               49,807
                                                                                          ------------

     Total liabilities                                                                       1,874,599
                                                                                          ------------
Commitments and contingencies (Note 12)

Stockholders' equity:
   Convertible Preferred stock, par value $0.0001; authorized 5,000,000 shares; issued and outstanding:
       Series A, 1,443,457 issued and outstanding; liquidation preference
       of $1,898,000                                                                         1,697,840
       Series B-1, 1,200,000 issued and outstanding; liquidation preference
       of $901,000                                                                             813,720
   Common stock, par value $0.0001; authorized 20,000,000 shares; 8,260,928
       issued and outstanding                                                                      826
   Additional paid-in capital                                                               11,294,075
   Treasury stock; 67,796 shares                                                               (67,796)
   Accumulated deficit                                                                     (11,324,073)
                                                                                          ------------
     Total stockholders' equity                                                              2,414,592
                                                                                          ------------
     Total liabilities and stockholders' equity                                           $  4,289,191
                                                                                          ============

The accompanying notes are an integral part of these financial statements.

AdStar, Inc.
Statements of Operations
For the Two Years
Ended December 31, 2002
--------------------------------------------------------------------------------

                                                                           2001           2002
                                                                           ----           ----

ASP, net                                                               $   286,501    $   915,819
Licensing and software                                                   1,100,431      1,070,341
Customization and other                                                    693,680        255,332
                                                                       -----------    -----------
Net revenues                                                             2,080,612      2,241,492
Cost of revenues, including of amortization of $191,279 and $400,023       805,964      1,106,502
                                                                       -----------    -----------

   Gross profit                                                          1,274,648      1,134,990

General and administrative expense                                       1,881,957      1,859,826
Selling and marketing expense                                              656,349        555,588
Product development costs                                                  639,503        627,040
Restructuring expenses                                                          --        322,604
                                                                       -----------    -----------

   Loss from operations                                                 (1,903,161)    (2,230,068)

Other income                                                                    --         62,796
Interest income (expense), net                                              23,871         14,389
                                                                       -----------    -----------

   Loss before taxes                                                    (1,879,290)    (2,152,883)

Provision for income taxes                                                  (5,208)        (6,760)
                                                                       -----------    -----------

   Net loss                                                            $(1,884,498)   $(2,159,643)

Deemed dividend on issuance of series B-1 preferred stock                       --       (204,000)
                                                                       -----------    -----------

Net loss applicable to common stockholders                             $(1,884,498)   $(2,363,643)
                                                                       ===========    ===========

Loss per share - basic and diluted                                     $     (0.30)   $     (0.29)
Weighted average number of shares - basic and diluted                    6,373,037      8,193,132


The accompanying notes are an integral part of these financial statements.

AdStar, Inc.
Statements of Stockholders' Equity
For the Two Years
Ended December 31, 2002
--------------------------------------------------------------------------------

                                                             Preferred Stock             Preferred Stock
                                   Common Stock                 Series A                   Series B-1             Treasury Stock
                               ---------------------    ------------------------    ------------------------  ----------------------
                                Shares       Amount       Shares        Amount        Shares        Amount      Shares      Amount
                               ---------   ---------    ----------    ----------    ----------    ----------  ---------   ----------
Balance, December 2000         5,217,120     $  522            --     $       --            --     $     --         --    $     --
  Common stock issued
    in private placement       1,800,000        180            --             --            --           --         --          --
  Common stock issued
    for services                 119,249         12            --             --            --           --         --          --
  Warrants issued for
    services                          --         --            --             --            --           --         --          --
  Amortization of deferred
    compensation                      --         --            --             --            --           --         --          --
  Conversion of debt to
    equity                       593,483         59            --             --            --           --         --          --
  Stockholder payments                --         --            --             --            --           --         --          --
  Net loss                            --         --            --             --            --           --         --          --
                               ---------     ------     ---------     ----------     ---------     --------     ------    --------
Balance, December 2001         7,729,852        773            --             --            --           --         --          --
  Net proceeds from
    Preferred Series A                --         --     1,443,457      1,697,840            --           --         --          --
  Net Proceeds from
    Preferred Series B-1              --         --            --             --     1,200,000      609,720         --          --
  Common stock and warrants
    issued in private
    placement                    400,000         40            --             --            --           --         --          --
  Common stock issued
    for services                 131,076         13            --             --            --           --         --          --
  Warrants issued for
    services                          --         --            --             --            --           --         --          --
  Restructure of
    stockholder loan                  --         --            --             --            --           --         --          --
  Kodak shares returned               --         --            --             --            --           --     67,796     (67,796)
  Deemed dividend                     --         --            --             --            --      204,000         --          --
  Net loss                            --         --            --             --            --           --         --          --
                               ---------     ------     ---------     ----------     ---------     --------     ------    --------
Balance, December 2002         8,260,928     $  826     1,443,457     $1,697,840     1,200,000     $813,720     67,796    $(67,796)
                               =========     ======     =========     ==========     =========     ========     ======    ========



                                 Additional                                                       Total
                                 Paid - In      Shareholder     Deferred       Accumulated     Stockholders'
                                  Capital       Receivable    Compensation       Deficit     Equity (Deficit)
                                ------------   ------------  --------------   ------------   ----------------
Balance, December 2000          $  8,849,241      $(49,006)     $(28,239)     $ (7,075,932)     $ 1,696,586
  Common Stock issued
    in private placement             693,414            --            --                --          693,594
  Common stock issued
    for services                      89,508            --            --                --           89,520
  Warrants issued for
    services                          24,725            --            --                --           24,725
  Amortization of deferred
    compensation                          --            --        28,239                --           28,239
  Conversion of debt to
    equity                         1,186,907            --            --                --        1,186,966
  Stockholder payments                    --         5,886            --                --            5,886
  Net loss                                --            --            --        (1,884,498)      (1,884,498)
                                ------------      --------      --------      ------------      -----------
Balance, December 2001            10,843,795       (43,120)           --        (8,960,430)       1,841,018
  Net proceeds from
    Preferred Series A                    --            --            --                --        1,697,840
  Net Proceeds from
    Preferred Series B-1             204,000            --            --                --          813,720
  Common stock and warrants
    issued in private
    placement                        151,522            --            --                --          151,562
  Common stock issued
    for services                      77,456            --            --                --           77,469
  Warrants issued for
    services                          17,302            --            --                --           17,302
  Restructure of
    stockholder loan                      --        43,120            --                --           43,120
  Kodak shares returned                   --            --            --                --          (67,796)
  Deemed dividend                         --            --            --          (204,000)              --
  Net loss                                --            --            --        (2,159,643)      (2,159,643)
                                ------------      --------      --------      ------------      -----------
Balance, December 2002          $ 11,294,075      $     --      $     --      $ 11,324,073      $ 2,414,592
                                ============      ========      ========      ============      ===========

The accompanying notes are an integral part of these financial statements.

AdStar, Inc.
Statements of Cash Flows
For the Two Years
Ended December 31, 2002
--------------------------------------------------------------------------------

                                                                          2001           2002
                                                                          ----           ----
Cash flows from operating activities:
   Net loss                                                           $(1,884,498)   $(2,159,643)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                        366,212        612,425
     Allowance for doubtful accounts                                           --         34,672
     Stock based charges                                                  142,484         94,771
     Kodak shares returned                                                     --        (67,796)
     Interest on convertible notes and shareholder receivable               5,320             --
     Loss (gain) on disposal of equipment and software                     94,077        128,379
     Changes in assets and liabilities:
       Accounts receivable                                                 16,774         20,539
       Prepaids and other assets                                          (10,031)        23,953
       Accounts payable                                                   118,188        709,689
       Accrued expenses                                                   (17,708)       109,188
       Deferred revenue                                                   (12,091)       (39,642)
                                                                      -----------    -----------

         Net cash used in operating activities                         (1,181,273)      (533,465)
                                                                      -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                                    (751,017)      (772,766)
   Costs of CareerBuilder development                                          --       (559,740)
   Proceeds from disposal of equipment                                     26,661             --
   Notes from officers                                                         --       (210,434)
   Repayment of officer receivable                                          9,000          6,430
                                                                      -----------    -----------

         Net cash used in investing activities                           (715,356)    (1,536,510)
                                                                      -----------    -----------
Cash flows from financing activities:
   (Increase) decrease to restricted cash                                  54,543       (129,461)
   Proceeds from issuance of notes payable                                185,300        300,000
   Repayment of notes payable                                            (185,300)      (300,000)
   Proceeds from issuance of series A preferred stock                          --      1,697,840
   Proceeds from issuance of series B-1 preferred stock                        --        813,720
   Proceeds from sale of stock in private placement                       693,594        151,562
   Proceeds from capital leases                                                --         79,752
     Principal repayments on capital leases                               (46,968)       (14,599)
                                                                      -----------    -----------
         Net cash from financing activities                               701,169      2,598,814
                                                                      -----------    -----------

         Net increase (decrease) in cash and cash equivalents          (1,195,460)       528,839
Cash and cash equivalents at beginning of period                        1,606,999        411,539
                                                                      -----------    -----------

Cash and cash equivalents at end of period                            $   411,539    $   940,378
                                                                      ===========    ===========
Supplemental cash flow disclosure:
   Taxes paid                                                         $     4,565    $     9,739
   Interest paid                                                      $     3,561    $     9,159
Noncash investing and financing activities:
   Conversion of notes payable and accrued interest to Common stock   $ 1,186,966    $        --
   Issuance of Common stock for legal expenses                        $        --    $    62,500
   Restructuring of shareholder receivable                            $        --    $    43,120

The accompanying notes are an integral part of these financial statements.

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

1.    Organization and Business

      AdStar, Inc. (the "Company" or "AdStar") (formerly AdStar.com, Inc. and AdStar-Services, Inc.) was incorporated in the State of New York on June 29, 1991 as an S-Corporation under the Internal Revenue Code. In 1999, the Company reincorporated as a C-Corporation in Delaware.

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

      In 2001, the Company formally introduced its new AdStar e-business application suite. This is an enterprise class, integrated software solution that allows print and on-line publications to electronically receive completed classified advertising copy using the Internet as the communication channel. These software solutions enable customers to expand the relationships with their customers using a single integrated platform, while increasing sales volumes at reduced costs. This suite includes an updated version of the Company's core Professional software product that utilizes the Internet as the communication channel. In addition, the Company has added an application service provider ("ASP") product that provides its customers an opportunity to generate incremental revenue from classified ad sale transactions completed on-line, while increasing the number of visitors to the customer's Web site.

2.    Basis of Presentation and Summary of Significant Accounting Policies

      Basis of Presentation and Management's Plan

      The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its required minimum level of operations. At December 31, 2002, we had an accumulated deficit of $11,324,000. We have incurred significant recurring net losses. For the years ended December 2001 and 2002 we had net losses of $1,884,000 and $2,160,000. Our 2001 and 2002 net losses were principally attributable to our shift if focus from an on-line business to an ASP business. We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP product. We are not assured that we will generate sufficient capital to meet our cash needs through December 31, 2003. We believe that the additional $600,000 raised through the sale of 800,000 shares of Series B-2 convertible preferred stock in March 2003, our available funds, combined with cash generated from existing operations, new customers, the flexibility to cut back our work-force upon completion or delay of significant customization projects, coupled with our historical ability to obtain bridge financing, will be sufficient to meet our anticipated working capital needs through March 31, 2004.

      Although we are optimistic that our growing ASP business will continue to be accepted in the marketplace and we will fulfill our obligations to Tribune Company in a timely manner, the timing is not assured. Our ability to sell ASP business products and service offerings during the current year may be hampered by the current downturn in the advertising market, the geo-political climate, including the war in Iraq, and state of the economy in general. These factors, coupled with the extended selling cycle in our industry and customer delays in customization and implementations, could delay our ability to increase revenue to a level sufficient to cover our

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      expenses. There is no assurance that management will be successful with its operating plan and, if events and circumstances occur such that the Company does not meet its the plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company's ability to achieve its intended business objectives.

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

      The Company has entered into a new arrangement with another merchant banker whereby the initial terms and conditions do not require AdStar to provide a reserve. Preliminary testing for the changeover was completed in November 2002, and final testing and transition to the new banker is expected to be completed in March 2003.

      Concentration of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk are principally comprised of trade accounts receivable and shareholder loans.

      For the year ended December 31, 2001, three different customers accounted for 9%, 6% and 6% respectively of the Company's net revenues.

      For the year ended December 31, 2002, two different customers accounted for 9% and 7% respectively of the Company's net revenues. As of December 31, 2002, eight customers, in the aggregate, accounted for 55% of the Company's accounts receivable.

      The majority of the Company's customers have historically consisted of newspapers and publishers of classified advertisements. The Company's customers on its Web site are the general public.

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      Receivable and Allowance for Doubtful Accounts

      We regularly evaluate the collectibility of our trade receivables based on a combination of factors. When a customer's account become past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. We also record reserves for bad debts for all other customers based on certain other factors including length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.

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

      Web site Software Development Costs

      In March 2000, the Financial Accounting Standards Board's Emerging Issue Task Force ("EITF") issued EITF No. 00-2 "Accounting for Web Site Development Costs", which provides guidance with respect to capitalization of certain costs incurred in connection with Web development activities and references Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". In accordance with these pronouncements, costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, the Company capitalizes a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated useful lives of the applications. In accordance with this policy, the Company has capitalized expenditures incurred to develop the new AdStar e-business application suite. At December 31, 2002, the Company has capitalized software development costs of $2,335,000, with associated accumulated amortization of $632,000.

      Intangible Assets

      Intangible assets comprise trademarks, license agreements and proprietary technology and are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated useful lives of the intangible assets of 5 years.

      Long-Lived Assets

      The carrying value of long-lived assets is periodically reviewed by management and impairment losses, if any are recognized when the expected non-discounted future operating cash flows derived from such assets are less than their carrying value. The loss on disposal of equipment and software of $94,077 in 2001 was incuded in General and administrative expenses.

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      Fair Value of Financial Instruments

      Cash and cash equivalents, accounts receivable, shareholder notes receivable, accounts payable, deferred revenue, notes payable, capital leases and accrued expenses are carried at cost which approximates their fair value because of the short-term maturity or the current lending rates of these instruments.

      Revenue Recognition

      The Company derives revenue from several products and services as follows:

      Licensing and customization other revenues - The Company generates revenue from technology service contracts that generally contain multiple elements such as software customization services, monthly fees and post-contract customer support (PCS). Revenue from these arrangements is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". Accordingly, revenue is allocated to each element within the contract based on the relative fair values of those elements using vendor specific objective evidence. Revenue from monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement. Revenue from software customization services is recognized as the services are performed, using a percentage of completion methodology based on labor hours. The Company also provides customization services at the customers' request and recognizes revenue as the services are performed, using a percentage of completion methodology based on labor hours.

      Areas requiring management's judgment includes revenue recognition and cost estimation on the fixed fee software customization element of the contracts. Revenue is recognized on these contracts using a percentage-of-completion methodology, based upon labor input measures and an estimate of time to completion. Monthly, technical management reviews the estimate of labor hours required to complete the customization and the effect of any change in estimate is reflected in the period in which the change is first known. Such changes in estimates have not been material to our results of operation. The corresponding cost of revenue charge is derived based upon the same labor input measurements and our existing cost structure. If the Company does not accurately estimate the resources required under the contract or the scope of the work to be performed, or if the Company does not manage its projects properly within the prescribed timeframe, future margins may be significantly and adversely affected. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and uncertainties inherent in software customization activities may affect the percentages derived under the percentage-of-completion accounting method, which in turn may affect the amounts reported in the financial statements.

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

      Web site revenue - The Company receives revenue from fees charged to customers who transact business on the Advertise123.com Web site. This site permits the general public to plan, schedule, compose and purchase advertising from many print and on-line publishers. Under the guidance provided by the Securities Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" and the Emerging Issues Task Force ("EITF") Abstract No. 99-

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      19 "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), the Company is, in substance, acting as an agent for the publishers and therefore recognizes as revenue only the net fees realized on the transactions. The Company recognizes revenues on a per-transaction basis when the ad is placed through their system and collection from the customer is probable.

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

      Advertising Costs

      The Company expenses the costs of advertising in the periods in which those costs are incurred. Advertising expense was approximately $76,000 and none for the years ended December 31, 2001 and 2002.

      Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing the net income
      (loss) applicable to common stockholders' by the weighted average number of shares of common stock outstanding during the period. Diluted earnings
      (loss) per share is computed by dividing the net income (loss) applicable to common stockholders' by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

      For the years ended December 31, 2001 and 2002, diluted earnings (loss) per share does not include 2,547,661 and 6,041,932, of options and warrants to purchase common stock, and preferred stock as their inclusion is antidilutive.

      Comprehensive Income

      The Company discloses comprehensive income in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and disclosing comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders. The Company has no other comprehensive income items and, accordingly, net income (loss) equals comprehensive income (loss) for all periods presented.

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

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      disclosures about products or services, geographic areas and major customers. The Company's management reporting structure provides for only one reportable segment and accordingly, no separate segment information is presented.

      Accounting for Stock-Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock for financial reporting purposes and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 at fair value.

      Reclassifications

      Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

      New accounting pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), effective January 2003. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The Company will adopt SFAS 143 on January 1, 2003, and does not believe that the adoption will have a material impact on the Company's financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS 112, Employer's Accounting for Post employment Benefits, and asset impairments governed by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company does not believe that the adoption of SFAS 146 will have a material impact on the Company's financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation - an Amendment of SFAS No. 123 ("SFAS 148"). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will retain the intrinsic method of accounting for stock based awards granted to employees.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are currently effective and did not the Company's financial position and results of operations. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe that the adoption will have a material impact on the Company's financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity's financial statements. This interpretation also applies, beginning July 1, 2003 for the Company, to all variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. We are in the process of evaluating all of our investments and other interests in entities under the provisions of FIN 46 and have not yet determined the effect of its adoption on our financial position and results of operations.

3.    Property and Equipment

      Property and equipment consisted of the following at December 31:

                                                                        2002
                                                                        ----

      Computer equipment and software development                   $ 2,909,627
      Furniture and fixtures                                             40,391
      Leasehold improvements                                             32,402
      CareerBuilder software development (Note 5)                       559,740
                                                                    -----------

                                                                      3,542,160
      Less: Accumulated depreciation and amortization                  (993,191)
                                                                    -----------

      Net property and equipment                                    $ 2,548,969
                                                                    ===========

      Computer equipment and furniture and fixtures include equipment held under capital leases of $86,511 and $13,948, respectively. Accumulated depreciation and amortization includes amortization of computer equipment and furniture and fixtures held under capital leases of approximately $13,829 for the year ended December 31, 2002. Depreciation and amortization expense for the years ended December 31, 2001 and 2002 was approximately $327,000 and $533,000, respectively.

4.    Intangible Assets

      Intangible assets are comprised of the following at December 31:

                                                                         2002
                                                                         ----

      Cost                                                            $ 197,858
      Less: Accumulated amortization                                   (150,512)
                                                                      ---------
                                                                      $  47,346
                                                                      =========

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

5.    Significant Contracts

      On March 18, 2002, the Company entered into a series of agreements with Tribune Company ("Tribune"). In accordance with these agreements, the Company sold 1,443,457 shares of Series A convertible preferred stock to Tribune Company for approximately $1.7 million. The Company has recorded the $1.7 million investment in the Series A convertible preferred stock at cost which approximated fair value. The rights and preferences of the Series A preferred stock are described in Note 6 below. Additionally, the Company agreed to develop and customize a version of its Web software applications to Tribune specifications in exchange for earning volume-based transaction fees in the future by providing Web-based recruitment ad sales technology to all major market Tribune newspapers and on-line services. This customization will provide a platform that allows Tribune owned newspapers, together with CareerBuilder, L.L.C., to receive recruitment advertising from agencies, corporate customers, and the general public. On completion of the development and customization effort, the Company will manage the related transactions and receive a volume-based ASP fee with a guaranteed monthly minimum. Costs incurred in the customization effort, are reflected as deferred contract costs in the balance sheet.

      Through September 30, 2002, $559,740 in development and customization costs have been capitalized. During August 2002 the Company launched the FlexAds(R) service on two Tribune newspapers and commenced amortization of the cost of the development and customization effort over the expected 5 year period of the agreement. Under the agreement the Company will receive $7,500 minimum monthly payments totaling $450,000. The Company commenced recognition of revenue from the $7,500 minimum monthly fee under the agreement on a straight-line basis during August 2002. To the extent that transaction based fees exceed the monthly minimum payments, the Company will record the excess in revenue when earned. The transactions did not exceed the contracted minimums during any month for the year ended December 31, 2002.

      In December 2002 the Company entered into an agreement with Tribune Company for an additional investment by Tribune of $1,500,000. As part of the transaction, AdStar will develop additional features that expand the capabilities of its generic service and the customized services that were launched in August 2002. The investment is in the form of an initial purchase by Tribune of $900,000 for 1,200,000 Series B-1 preferred stock which funded in December 2002 and a subsequent purchase, of $600,000 for 800,000 shares Series B-2 preferred stock, plus additional shares issued for accrued dividends on Series B-1. The purchase price for each share of the Series B-1 and Series B-2 preferred stock was $0.75 or below the fair market value of AdStar common stock at the time of the respective closing. These shares carry a liquidation preference that includes a dividend of 7% per year available only upon liquidation and currently convert on a 1:1 basis. Shareholders of Series B Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and vote as a single class with the shareholders of our Common Stock. The holders of Series B preferred stock are entitled to one vote for each share of common issuable upon conversion. In connection with the Series B-1 offering, the Company recognized a beneficial conversion feature of $204,000, which represents the difference between the fair value of the Company's common stock on the commitment date of this transaction and the value at which the Series B-1 shares were issued. The $204,000 was credited against the additional paid in capital account and taken as a charge to retained earnings.

6.    Convertible Preferred Stock

      The Company has authorized 5,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,443,457 shares have been designated as Series A, convertible preferred stock ("Series A preferred stock"), 1,200,000 shares have been designated as Series B-1, convertible preferred stock and 800,000 shares have been designated as Series B-2, convertible preferred stock ("Series B preferred stock"). The remaining authorized shares have not been designated.

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      At December 31, 2002, the Company has reserved 1,443,457 shares of common stock for issuance upon the conversion of the Series A and 2,000,000 Series B preferred stock. The Series A and B preferred stock have the following characteristics:

      Voting Rights - Each holder of the Series A and B preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such holder's shares are convertible. The Company cannot amend its certificate of incorporation amending the rights of the Series A and B preferred stockholders, enter into any capital stock or equity agreements with rights ranking the same or above the rights of the Series A preferred stock or liquidate the Company without the approval of at least a majority of the holders of the Series A preferred stock then outstanding.

      Liquidation Preference - In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of the Series A and B preferred stock will be entitled to receive in preference to the holders of the common stock, an amount per share equal to $1.244 and $0.75 accrued and unpaid dividends, respectively. After such payment, the Series A and B preferred stockholders share equally with the common stockholders in any remaining assets or funds of the Company.

      Conversion - Each share of the Series A and B preferred stock is convertible at anytime at the option of the holder into shares of common stock pursuant to a ratio of one share of common stock for each share of Series A preferred stock, subject to certain stock split and stock dividend adjustments. In addition, the conversion ratio is subject to adjustment, as defined in the agreement, in the event that the Company issues common stock at a per share price less than $1.244 per share for series A and $0.75 for series B. All Series A preferred stock will automatically convert to common stock on the first day after March 18, 2004 for which the market price of the Company's common stock exceeds $2.25 per share. All Series B preferred stock will automatically convert to common stock on the first day after December 23, 2005 for which the market price of the Company's common stock exceeds $1.50 per share

      Dividends - Dividends on the Series A and B preferred stock shall accrue cumulatively at 7% per annum through the date of liquidation or conversion. In the event of conversion all accrued and unpaid dividends will be waived. The 7% cumulative dividend has not been shown as a deduction from net loss applicable to common shareholders, since the dividends are only to be paid if a liquidation event occurs and the dividends would be accrued from the original issuance date to the date of the liquidating event. If the Series A preferred stock is converted into common stock, the right to the cumulative dividends will be waived.

7.    Notes Payable

      On October 23, 2001, the Company entered into a loan and security agreement with a financial institution to establish a line of credit. The maximum revolving credit line is $500,000 and is secured by the Company's accounts receivable. The Company was able to borrow up to 80% of the eligible accounts receivable as defined in the terms of the agreement. Interest was payable on the balance at a rate of 3 percentage points above the Prime Rate. The line of credit agreement was terminated effective February 27, 2002. During December 2002, the Company entered into a 7% $300,000 unsecured bridge note payable agreement with Tribune Company pending the closing of the $900,000 funding on the Series B-1 preferred stock transaction. During December 2002 the note was repaid out of the proceeds from the $900,000, see Note 5.

8.    Income Taxes

      Prior to June 30, 1999, the Company was taxed as an S-Corporation. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components for the Company's deferred taxes at December 31, consisted of the following:

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                                           2002
                                                           ----
Deferred tax assets:
       Net operating loss carryforwards                $ 3,952,000
       Depreciation and amortization                            --
       Deferred revenue                                     45,000
       Other                                                50,000
       Less: Valuation allowance                        (3,897,000)
                                                       -----------

           Net deferred tax asset                      $   150,000

Deferred tax liability
       Depreciation and amortization                      (150,000)
                                                       -----------
           Net deferred tax                            $        --
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

      As of December 31, 2002, the Company has federal net operating loss carryforwards of approximately $9,653,000. As of December 31, 2002, the Company has state net operating loss carryforwards of approximately $4,823,000. The federal and state net operating loss carryforwards will begin to expire in 2019 and 2004, respectively. The Company's ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

      The provision for income taxes for the years ended December 31, 2001 and 2002 differs from the amount that would result from applying the federal statutory rate as follows:

                                                               2001       2002
                                                               ----       ----

Statutory regular federal income tax rate                     (34.0%)    (34.0%)
Change in valuation allowance                                  33.1%      34.4%
State taxes, net of federal benefit                            (3.0%)     (3.0%)
Other                                                           4.2%       2.5%
                                                              -----      -----
                                                               (0.3%)     (0.0%)
                                                              =====      =====

9.    Capitalization

      Common Stock

      In June 2001, the shareholders approved an increase to the number of authorized shares of the Company's common stock from 10,000,000 to 20,000,000.

      In December 1999, the Company established a vendor compensation plan whereby it may compensate vendors who are accredited investors, as defined under Rule 215 of the Securities Act of 1933, in shares of its common stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. During 2001 and 2002, 119,249 and 131,076 shares were issued to vendors

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      under the plan relying upon the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933 and which represented compensation of $90,000 and $77,000, respectively. In addition, during 2001 warrants to purchase 50,000 shares at $1.50 per share and 50,000 shares at $2.00 per share were issued to a vendor. The Black-Scholes value of these warrants was $25,000.

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

      In January 2002, AdStar issued to Morse, Zelnick, Rose and Lander LLP, (a related party) AdStar's legal counsel, 114,545 shares of restricted common stock, at fair market value as payment in full for $62,500 legal expenses accrued at December 31, 2001. In January 2002, the Company sold an additional 300,000 shares of common stock at a price of $0.50 per share. These shares were sold as part of a 1,300,000 share private placement made pursuant to Sections 4(2) and 4(6) of the Act, of which 1,000,000 were sold prior to December 31, 2001. In connection with this offering the Company issued warrants to purchase 130,000 shares of its common stock, at $0.75 as part of the placement agent fees. The warrants expire on January 16, 2007.

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

      In November 2000, AdStar entered in a one-year strategic alliance agreement with Eastman Kodak Company (Kodak) whereby AdStar issued 67,796 shares of its common stock valued at $100,000, which was capitalized and amortized over the life of the contract. As of December 2001 the parties had not been able to complete the provisions of the agreement to both parties' satisfaction, whereby Kodak notified AdStar of its intention to terminate the agreement as of February 28, 2002. After protracted settlement discussions the parties agreed to a mutual termination and release agreement entered into during May 2002. As part of the agreement Kodak returned AdStar's common stock, valued at $67,796, which AdStar recorded as a gain on the return of common stock shares and included in other income and AdStar agreed not to pursue any further actions for performance against Kodak.

      Stock Options

      In 1999, the Board of Directors adopted the 1999 Stock Option Plan (the "Plan") in order to attract and retain officers, other key employees, consultants and non-employee directors of the Company. The plan as amended during 2002 has an aggregate of 1,500,000 shares of common stock has been authorized for issuance under the Plan.

      The Plan provides for issuance of nonqualified and incentive stock options to officers, key employees, consultants and non-employee directors to the Company. Each nonqualified stock option shall have an exercise price not less than 100% of the fair value of the common stock on the date of grant, unless as otherwise determined by the committee that administers the Plan.

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      Incentive stock options shall have an exercise price equal to or greater than the fair value of the common stock on the date of grant provided that incentive stock options granted to a 10% holder of the Company's voting stock shall have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date of grant. Each option generally has a term of five to ten years from the date of grant unless otherwise determined by the committee that administers the Plan. All options granted in from 1999 through 2002 have a five-year term.

      Upon the occurrence of a change in control, as defined in the Plan, each option granted under the Plan shall thereupon become fully vested and exercisable.

      The following table summarizes activity under the Plan for the years ended December 31, 2001and 2002

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                           Shares         Price
                                                           ------       --------

Outstanding at December 31, 2000                            380,170      $ 5.21
   Granted                                                  388,026      $ 0.94
   Exercised                                                     --          --
   Forfeited                                               (299,737)     $ 5.35
                                                          ---------
Outstanding at December 31, 2001                            468,459      $ 1.58
    Granted                                                 720,446      $ 0.87
    Exercised                                                    --          --
    Forfeited                                               (55,431)     $ 2.59
                                                          ---------
Outstanding at December 31, 2002                          1,133,474      $ 0.95
                                                          =========

Options exercisable at December 31, 2001                    287,586      $ 1.60
Options exercisable at December 31, 2002                    645,052      $ 0.95
Options available for future grant                          366,526
Weighted average fair value of options granted in 2002                   $ 0.67
Weighted average fair value of options granted in 2001                   $ 0.87

The following table summarizes information about stock options outstanding at December 31, 2002:

                         Options Outstanding at           Options Exercisable at
                           December 31, 2002                 December 31, 2002
                 --------------------------------------   ----------------------
                                 Weighted
                                  Average      Weighted                 Weighted
                  Number of      Remaining      Average    Number of    Average
   Range of        Shares       Contractual    Exercise      Shares     Exercise
Exercise Price   Outstanding   Life (years)      Price    Exercisable     Price
--------------   -----------   ------------      -----    -----------     -----

$0.01 - $0.99      881,528          3.01        $0.67      555,197       $0.70
$1.00 - $2.99      216,000          3.69        $1.23       55,335       $1.38
$3.00 - $5.99       10,389          1.47        $4.94        9,889       $4.89
$6.00 - $7.20       25,557          1.81        $6.63       24,631       $6.62
                 ---------                                 -------
                 1,133,474                                 645,052
                 ---------                                 -------

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

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

                                                    Year Ended December 31,
                                                   2001                 2002
                                                 --------             --------
      Risk-free interest rate                      1.75%                1.75%
      Expected lives (years)                       3.5                  3.5
      Dividend yield                               0.0%                 0.0%
      Expected volatility                        190.0%               190.0%

      The Company has adopted the disclosure only provisions of SFAS No. 123. If compensation cost associated with the Company's stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 123, the Company's net loss for 2001 and 2002 would have increased to the pro forma amounts indicated below:

                                                       Year Ended December 31,
                                                         2001           2002
                                                     -----------    -----------
      Net loss -       as reported                   $(1,884,498)   $(2,159,643)
                       Add: Stock based employee
                         compensation included
                         in reported loss                    -0-            -0-
                       Deduct: Employee compensation
                         expense                         (57,297)      (242,755)
                       pro forma                      (1,941,795)    (2,402,398)

      Loss per share - as reported                   $     (0.30)   $     (0.29)
                       pro forma                     $     (0.31)   $     (0.29)

      Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

      Warrants

      The following table summarizes the outstanding warrants, all of which are currently exercisable, to purchase common stock at December 31, 2002:

             Number          Exercise Price          Expiration Date
             ------          --------------          ---------------
              16,667             $6.00               September 2003
              33,334             $1.66               September 2003-October 2004
              50,000             $1.50               October 2004
           1,150,000             $9.00               December 2004
             200,000             $7.20               December 2004
              25,000            $10.00               March 2005
             200,000             $1.80               September 2005
              50,000             $2.00               October 2005
             400,000             $1.07               April 2006
             140,000             $0.75               January 2007

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

10.   Shareholder receivable

      In July 2002, AdStar entered into a loan transaction with Leslie Bernhard, President and Chief Executive Officer and Eli Rousso, Executive Vice President and Chief Technical Officer for $110,434 and $100,000, respectively. As part of the transaction, Ms. Bernhard and Mr. Rousso each issued to AdStar an unsecured, non negotiable promissory note bearing interest at 5.56% with monthly principal and interest payments of $763 and $691, respectively, payable on a monthly basis, with all remaining outstanding principal and interest amounts due on July 31, 2022. Concurrently, an outstanding note from Ms. Bernhard in the amount of $39,566 was restructured under the same terms and conditions as the aforementioned new note. The loans are forgiven if there is a change in control in AdStar or if the loan holder is dismissed for other than cause as defined by the loan and employment agreements. See Note 12.

11.   Restructuring costs

      During 2001 the Company critically examined the processing capabilities of its existing software modules and identified potential new commercial applications that could be developed using our existing technology as a starting point. With these changes in mind, we repositioned our products, moving away from the idea of the Internet as a stand-alone business category, and moving towards the idea of the Internet as an extremely efficient and flexible communication channel. During 2002 we continued executing our ASP model while maintaining the existing infrastructure and personnel responsible for the historical licensing and software and portal model while formulating a formal transition plan.

      The plan contemplated among other things the closure of the New York office within approximately six months, a related reduction in force of the 4 technology staff as of December 31, 2002 and the abandonment of an externally created customized billing software module. While the strategy had been in play for several months, including the addition of office space in the corporate offices to facilitate the transition, Management formally approved the final strategy in December 2002. During December 2002 the Company hired a seasoned industry executive to transfer the software programs and intellectual knowledge from the New York office to the corporate office, identify and begin training existing personnel in anticipation of the reduction-in-force, and abandoned the billing software system. The corporate office will assume full revenue responsibilities concurrently with the closing of the office. Accordingly, management recorded direct restructuring write-offs and reserves totaling $323,000, which are primarily comprised of estimated costs of $128,000 for abandoned software and equipment, $76,000 relating to the office lease, and $119,000 in legal and other.

12.   Commitments and Contingencies

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

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      Future minimum lease payments under the noncancelable operating and capital leases as of December 31, 2002 are as follows:

      Years Ending                                  Operating       Capital
      December 31,                                   Leases         Leases
      ------------                                  ---------      ---------
          2003                                      $ 328,541      $  43,067
          2004                                        330,238         39,251
          2005                                        120,926         19,465
          2006                                             --            126
                                                    ---------      ---------

             Total minimum obligations              $ 779,705        101,109
                                                    =========

      Less: Amounts representing interest                            (23,122)
                                                                   ---------
      Present value of minimum obligations                            78,787
      Less: Current portion                                          (28,980)
                                                                   ---------
      Non-current portion                                          $  49,807
                                                                   =========

      Rent expense for the years ended December 31, 2001 and 2002 was approximately $181,100 and $181,700, respectively, including month-to-month rentals. Beginning in March 2001, the Company entered in an agreement to sub-lease a portion of its office space to a third party for $10,750 per month for the first 18-months which increased to $11,012 for the remaining 30 months. For the years ended December 31, 2001 and 2002, the Company received approximately $107,500 and $135,900, respectively, of sublease income, which is included in General and administrative expense on the statement of operations.

      Employment Agreements

      On July 1, 2002, AdStar entered into four-year employment agreements with each of Leslie Bernhard and Eli Rousso. Their prior agreements expired on June 30, 2002. Pursuant to her employment agreement, Leslie Bernhard was retained as our Chief Executive Officer and her total annual compensation was reduced to $212,800. Pursuant to his employment agreement, Eli Rousso was retained as our Executive Vice President and his total annual compensation was reduced to $212,800. Each agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement, separation and disability plans for employees or executives and for participation in other employee benefits applicable to employees and executives of AdStar. Each agreement further provides for fringe benefits which commensurate with the executive's duties and responsibilities. Under each agreement, employment may be terminated by us with cause or by the executive with good reason. Termination by us without cause, or by the executive for good reason, would subject us to liability for liquidated damages in an amount equal to the terminated executive's base salary for the remaining term of his or her employment agreement or 12 months, whichever is greater.

      In January 2001, AdStar entered into a 2-year employment contract with Mr. Jeffrey Baudo. Pursuant to his employment agreement, Mr. Baudo was retained as our Chief Operating Officer at an annual rate of $213,000 per year, and granted options to purchase 100,000 shares of AdStar's common stock. Subsequently, as of July 1, 2002, Mr. Baudo agreed to an amendment to employment agreement reducing his annual rate of compensation to $191,700. Mr. Baudo's contract was extended for one year with successive one year terms for the same salary under essentially the same terms and conditions, effective January 22, 2003. Mr. Baudo is the brother of Leslie Bernhard.

                                  AdStar, Inc.

                          NOTES TO FINANCIAL STATEMENTS

      License Agreement

      In April 1996, the Company entered into an exclusive license agreement with a software company that developed the facsimile technology available as a feature within the Company's historical software product. This agreement provides that the Company pays royalties of up to 50% of net revenues generated by the Company on license fees, implementation fees and maintenance fees. This agreement is for an initial term of 20 years, though it can be terminated by the Company upon six months' notice or by the software company in certain circumstances. For the years ended December 31, 2001 and 2002, the Company paid royalties of approximately $31,000 and $47,000, respectively.

13.   Subsequent Event

      In March 2003, AdStar sold 800,000 shares of its Series B-2 Preferred Stock to Tribune Company for an aggregate purchase price of $600,000. These shares currently convert on a 1:1 basis. Shareholders of Series B-2 Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and as a single class with the Common Stock. The holders of Series B-2 Preferred Stock are entitled to one vote for each share. In addition, on March 28, 2003, in exchange for all of the Series B-1 Preferred Stock plus accrued and unpaid dividends on those shares, issued in December 2002 to Tribune Company, AdStar issued an additional 1,200,000 shares of its Series B-2 Preferred Stock to the Tribune Company.

                                  ADSTAR, INC.
                                   EXHIBITS TO
                          ANNUAL REPORT ON FORM 10-KSB
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2002