Form 10QSB
period 2003-03-31
ADSTAR COM INC
filed 2003-05-15
CIK 1091599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 001-15363

                                  AdStar, Inc.
        (Exact name of small business issuer as specified in its charter)

                    Delaware                                               22-3666899
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

        4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292
                    (Address of principal executive offices)

                                 (310) 577-8255
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 7, 2003 the Issuer had outstanding 8,328,530 shares of its common stock, including 69,145 shares issuable pursuant to the vendor compensation plan.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_]

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

================================================================================

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                 March 31, 2003

                                                                            PAGE
PART I - FINANCIAL INFORMATION

      Item 1. Interim condensed financial statements
                 (unaudited)

         Balance Sheet - March 31, 2003                                       3

         Statements of Operations For the three month periods ended
            March 31, 2002 and 2003                                           4

         Statements of Cash Flows For the Three month periods ended
            March 31, 2002 and 2003                                           5

         Notes to Interim Financial Statements                                6

      Item 2.  Management's Discussion and Analysis or Plan of Operation     14

      Item 3.  Controls and Procedures                                       21

PART II - OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds                      21

      Item 6. Exhibits and Reports on Form 8-K                               22

SIGNATURES                                                                   22

AdStar, Inc.
Balance Sheet
March 31, 2003 (unaudited)

Assets

Current assets:
   Cash and cash equivalents                                                                $  1,150,728
   Restricted cash                                                                               174,918
   Accounts receivable, net of allowance for doubtful accounts of $49,672                        154,048
   Notes receivable from officers - current portion                                                7,280
   Prepaid and other current assets                                                              159,917
                                                                                            ------------
         Total current assets                                                                  1,646,891

Notes receivable from officers, net of current portion                                           238,086
Property and equipment, net                                                                    2,628,675
Intangible assets, net                                                                            37,448
Other assets                                                                                      31,413
                                                                                            ------------

      Total assets                                                                          $  4,582,513
                                                                                            ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                         $  1,294,691
   Accrued expenses                                                                              514,975
   Deferred revenue                                                                              142,298
   Capital lease obligations - current portion                                                    30,699
                                                                                            ------------
         Total current liabilities                                                             1,982,663

Capital lease obligations, net of current portion                                                 41,744
                                                                                            ------------
         Total liabilities                                                                     2,024,407

Commitments and contingencies

Stockholders' equity:
   Convertible Preferred stock, par value $0.0001; authorized 5,000,000 shares;
      issued and outstanding:
      Series A, 1,443,457 issued and outstanding; liquidation preference of $1,930,656         1,697,840
         Series B-2, 2,000,000 issued and outstanding; liquidation preference of
         $1,512,354                                                                            1,348,298
   Common stock, par value $0.0001; authorized 20,000,000 shares;
      8,238,530 shares issued and outstanding                                                        833
   Additional paid-in capital                                                                 11,347,819
   Treasury stock, par value $0.0001; 67,796 shares                                              (67,796)
   Accumulated deficit                                                                       (11,768,888)
                                                                                            ------------
         Total stockholders' equity                                                            2,558,106
                                                                                            ------------

      Total liabilities and stockholders' equity                                            $  4,582,513
                                                                                            ============

     The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc.
Statements of Operations
For the three month periods ended
March 31, 2002 and 2003 (unaudited)

                                                      Three months ended
                                                           March 31,
                                                    ----------   ----------
                                                       2002         2003
                                                    ----------   ----------
ASP, net                                            $  166,645   $  322,259
Licensing and software                                 285,755      215,702
Customization and other                                 47,810       55,132
                                                    ----------   ----------
Net revenues                                           500,210      593,093

Cost of revenues, including depreciation and
   amortization of $85,617 and $144,417                225,716      334,911
                                                    ----------   ----------

   Gross profit                                        274,494      258,182

General and administrative expense                     469,589      288,990
Selling and marketing expense                          156,202      161,138
Product maintenance and development expenses           219,621      252,841
                                                    ----------   ----------

   Loss from operations                               (570,918)    (444,787)

Interest income, net                                     3,673          935
                                                    ----------   ----------

   Loss before taxes                                  (567,245)    (443,852)

Provision for income taxes                               1,765          963
                                                    ----------   ----------

   Net loss                                         $ (569,010)  $ (444,815)
                                                    ==========   ==========

Loss per share - basic and diluted                  $    (0.07)  $    (0.05)

Weighted average number of shares - basic and
   diluted                                           8,101,789    8,197,324

     The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc.
Statements of Cash Flows
For the three month periods ended
March 31, 2002 and 2003 (unaudited)

                                                                        2002         2003
                                                                     ----------   ----------
Cash flows from operating activities:
   Net loss                                                          $ (569,010)  $ (444,815)
   Adjustments to reconcile net loss to net cash used in
      operating activities
         Depreciation and amortization                                  135,197      180,519
         Stock based vendor payments                                     21,052       53,751
         Changes in assets and liabilities:
            Accounts receivable                                        (351,013)       1,111
            Prepaid and other assets                                     26,512      (16,032)
            Accounts payable                                            292,493      168,266
            Accrued expenses                                           (114,890)     (40,842)
            Deferred revenue                                            142,376       28,727
                                                                     ----------   ----------
      Net cash used in operating activities                            (417,283)     (69,315)
                                                                     ----------   ----------

Cash flows from investing activities:
   Purchase of property and equipment                                   (86,482)    (250,327)
   Principal repayments of shareholder notes receivable                   1,767        1,758
                                                                     ----------   ----------

      Net cash used in investing activities                             (84,715)    (248,569)
                                                                     ----------   ----------

Cash flows from financing activities:
   Proceeds from issuance of note payable                                    --      200,000
   Repayment of note payable                                                 --     (200,000)
   Proceeds from sale of common stock in private placement              156,649           --
   Proceeds from issuance of Series A preferred stock                 1,782,159           --
   Proceeds from issuance of Series B-2 preferred stock                      --      534,578
   Proceeds from capital leases                                           2,345           --
   Principal repayments on capital leases                                (1,270)      (6,344)
                                                                     ----------   ----------

      Net cash provided by financing activities                       1,939,883      528,234
                                                                     ----------   ----------

      Net increase in cash and cash equivalents                       1,437,885      210,350

Cash and cash equivalents at beginning of period                        411,539      940,378
                                                                     ----------   ----------

Cash and cash equivalents at end of period                           $1,849,424   $1,150,728
                                                                     ==========   ==========

Supplemental cash flow disclosure:
   Taxes paid                                                        $    6,645   $    5,494
   Interest paid                                                     $      382   $    4,093
Non cash investing and financing activities
   Conversion of note payable and accrued interest to common stock   $1,186,966   $       --
   Conversion of accrued legal fees to common stock                  $       --       50,000

     The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc.
Notes To Interim Financial Statements
(Unaudited)

     1.   General

          The interim financial statements for AdStar, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

          For the three-month period ended March 31, 2003, the Company had incurred a cash outflow from operations of approximately $69,000 and as of March 31, 2003, the Company had negative working capital of $335,772. Based on the Company's current operating plans, management believes existing cash resources, cash forecasted by management to be generated by operations and managements historical ability to obtain bridge financing, if necessary, will be sufficient to meet working capital and capital requirements through March 31, 2004. Also, management's plans to attain profitability and generate additional cash flows include expansion of services under existing and new contracts, while containing any increase to operating expenditures necessary to accommodate this expansion, including a reduction in staffing levels after completion of existing development contracts in association with the sale of Series B preferred stock, closed in March 2003, expected to be substantially completed by the end of May 2003. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain spending, which could have a material adverse effect on the Company's ability to achieve its intended business objectives.

     2.   Summary of Significant Accounting Policies

          Concentration of Credit Risk and Major Customers

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at times, cash balances held in financial institutions are in excess of FDIC insurance limits.

          For the three months ended March 31, 2003 and 2002, no customer accounted for 10% of the Company's revenues. At March 31, 2003, eight customers in the aggregate accounted for 68% of the Company's accounts receivable. The majority of the Company's customers have historically consisted of newspapers and publishers of classified advertisements.

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

          Revenue Recognition

          The Company derives revenue from several products and services as follows:

          Licensing and customization and other revenues - The Company generates revenue from technology service contracts that generally contain multiple  elements such as software  customization  services,  monthly fees and post-contract customer support (PCS). Revenue from these arrangements is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". Accordingly, revenue is allocated to each element within the contract based on the relative fair values of those elements using vendor specific objective evidence. Revenue from monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement. Revenue from software customization services is recognized as the services are performed, using a percentage of completion methodology based on labor hours. The Company also provides customization services at the customers' request and recognizes revenue as the services are performed, using a percentage of completion methodology based on labor hours.

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

          Web site Software Development Costs

          In March 2000, the Financial Accounting Standards Board's Emerging Issue Task Force ("EITF") issued EITF No. 00-2 "Accounting for Web Site Development Costs", which provides guidance with respect to capitalization of certain costs incurred in connection with Web development activities and references Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". In
          accordance with these pronouncements, costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, the Company capitalizes a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated useful lives of the applications. In accordance with this policy, the Company has capitalized expenditures incurred to develop the new AdStar e-business application suite. At March 31, 2003, the Company has capitalized software development costs of $3,115,255, with associated accumulated amortization of $805,320.

          Computation of Earnings Per Share

          Basic earnings (loss) per share is computed by dividing the net income
          (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares are excluded from the computation when their effect is antidilutive. For the three months ended March 31, 2002 and 2003, diluted loss per share does not include 3,226,730 and 6,041,932, respectively, of options and warrants to purchase common stock and 1,443,457 and 0, and 1,443,457 and 2,000,000 respectively, of shares issuable upon the conversion of Series A and B-2 preferred stock to common stock, as their inclusion would be antidilutive.

     3.   Significant Contracts

          On March 18, 2002, the Company entered into a series of agreements with Tribune Company ("Tribune"). In accordance with these agreements, the Company sold 1,443,457 shares of Series A convertible preferred stock to Tribune Company for approximately $1.8 million before the deduction of related expenses. The Company has recorded the $1.8 million investment in the Series A convertible preferred stock at cost which approximated fair value. The rights and preferences of the Series A preferred stock are described in Note 4 below. Additionally, the Company agreed to develop and customize a version of its Web software applications to Tribune specifications in exchange for earning volume-based transaction fees in the future by providing Web-based recruitment ad sales technology to all major market Tribune newspapers and on-line services. This customization will provide a platform that allows Tribune owned newspapers, together with CareerBuilder, L.L.C., to receive recruitment advertising from agencies, corporate customers, and the general public. On completion of the development and customization effort, the Company will manage the related transactions and receive a volume-based ASP fee with a guaranteed monthly minimum. Costs incurred in the customization effort, are included in property and equipment in the balance sheet.

          Through March 31, 2003, $594,189 in development and customization costs have been capitalized. As of March 31, 2003 the Company launched the FlexAds(R) service on seven Tribune newspapers and commenced amortization of the cost of the development and customization effort over the expected 5 year period of the agreement. Under the agreement the Company will receive $7,500 minimum monthly payments totaling $450,000. The Company commenced recognition of revenue from the $7,500 minimum monthly fee under the agreement on a straight-line basis during August 2002. To the extent that transaction based fees exceed the monthly minimum payments, the Company will record the excess in revenue when earned. The transactions did not exceed the contracted minimums during any month for the quarter ended March 31, 2003.

          In December 2002 the Company entered into an agreement with Tribune Company for an additional investment by Tribune of $1,500,000. As part of the transaction, AdStar will develop additional features that expand the capabilities of its generic service and the customized services that were launched in August 2002. The investment is in the form of an initial purchase by Tribune of $900,000 for 1,200,000 shares of Series B-1 preferred stock which funded in December 2002 and a subsequent purchase, of $600,000 for 800,000 shares of Series B-2 preferred stock, plus additional shares issued for accrued dividends on Series B-1. The purchase price for each share of the Series B-1 and Series B-2 preferred stock was $0.75 at or below the fair market value of AdStar common stock at the time of the respective closing. These shares carry a liquidation preference that includes a dividend of 7% per year available only upon liquidation and currently convert on a 1:1 basis. Shareholders of Series B Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and vote as a single class with the shareholders of our Common Stock. The holders of Series B preferred stock are entitled to one vote for each share of common issuable upon conversion.

     4.   Convertible preferred stock

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

          At March 31, 2003, the Company has reserved 1,443,457 shares of common stock for issuance upon the conversion of the Series A and 2,000,000 Series B preferred stock. The Series A and B preferred stock have the following characteristics:

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

          Conversion - Each share of the Series A and B preferred stock is convertible at anytime at the option of the holder into shares of common stock pursuant to a ratio of one share of common stock for each share of Series A preferred stock, subject to certain stock split and stock dividend adjustments. In addition, the conversion ratio is subject to adjustment, as defined in the agreement, in the event that the Company issues common stock at a per share price less than $1.244 per share for series A and $0.75 for series B. All Series A preferred stock will automatically convert to common stock on the first day after March 18, 2004 for which the market price of the Company's common stock exceeds $2.25 per share. All Series B preferred stock will automatically convert to common stock on the first day after December 23, 2005 for which the market price of the Company's common stock exceeds $1.50 per share.

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

     5.   Notes Payable

          During March 2003, the Company entered into a 7% $200,000 unsecured bridge note payable agreement with Tribune Company pending the closing of the $600,000 funding on the Series B-2 preferred stock transaction. During March 2003 the note was repaid out of the proceeds from the $600,000.

     6.   Issuance of Common Stock

          In January 2003, the Company issued 63,291 shares of common stock in full settlement of $50,000 in accrued legal fees, payable to Morse, Zelnick, Rose & Lander, LLP.

     7.   Officers notes receivable

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

          In November 2002 the Company entered into a new arrangement with another merchant banker whereby the terms and conditions do not require AdStar to provide a reserve. The Company terminated the contract with Chase on April 30,2003 and subsequently $155,000 was returned with the remaining $20,000 held in reserve for up to six months.

     9.   Stock based compensation

          The Company has adopted the  disclosure  only  provisions  of SFAS No.
          148. If compensation cost associated with the Company's stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 148, the Company's net loss for the three months ended March 31, 2002 and 2003 would have increased to the pro forma amounts indicated below:

                                                                    Three months ended
                                                                         March 31,
                                                                   ---------------------
                                                                     2002        2003
                                                                   ---------   ---------
          Net loss -       as reported                             $(569,010)  $(444,813)
                           Add: Stock based employee
                              compensation included in
                              reported loss                              -0-        -0-
                           Deduct: Employee compensation expense     (36,312)    (68,153)
                           pro forma                                (605,322)   (512,966)

          Loss per share - as reported                             $   (0.07)  $   (0.05)
                           pro forma                               $   (0.07)  $   (0.06)

          Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

     10.  Limitation of Directors' Liability and Indemnification

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

          The maximum potential amount of future payments the Company could be required to make under the Certificate of Incorporation indemnification agreement is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of the indemnification agreement is minimal and has no liabilities recorded for these agreements as of March 31, 2003.

          The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. As a result, the company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

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

          The following table summarizes the restructuring activity for the Quarter ended March 31, 2003, these costs are included in accrued expenses on the balance sheet:

          Accrued restructuring   Office Lease   Legal and Other    Total
          ---------------------   ------------   ---------------   --------
          Balance 12/31/02          $75,550         $118,674       $194,224

          Charges                    (7,958)         (44,398)       (52,356)
                                    -------         --------       --------
          Balance 03/31/03          $67,592         $ 74,276       $141,868
                                    =======         ========       ========

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this quarterly report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and are subject to the "Risk Factors" included in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2002. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

          In 2001 we repositioned our products, moving away from the idea of the Internet as a stand-alone business category, and moving towards the idea of the Internet as an extremely efficient and flexible communication channel. We recognized that this technology can be utilized to greatly enhance the functionality of the software we licensed to our existing customer base, as well as expand into new areas where our technology can be used to connect advertising outlets with advertisers. During 2002, we began to execute our game plan and spent virtually the entire year on successfully enhancing and integrating our existing technology and new products into the existing and new customers. While some of our historical business has migrated to our new transaction based model, it continues to be used by hundreds of recruitment agencies and volume advertisers. We expect additional customer requested enhancements to our existing applications to generate additional revenues in 2003, particularly as more publications adapt the new robust applications available to them.

          In working with our customers, we recognized there was a great demand for our Web-based technology within the newspaper industry to run the online classified ad-taking abilities at our customer's Web sites under a private label branded site concept. Therefore, we revised our business model to embrace these concepts and we focused on the immediate needs of our customers. While doing this, we also made sure that our technology remained flexible to allow for changes as the needs of our customers change and as we develop product extensions and new lines of business based on our existing technology and expertise.

          We adopted our marketing and sales strategies to our new Web-based ad-taking ASP product, and began marketing the product in June 2001 and found that it was well received by our customers. During 2001, we implemented our Web-based classified ad-taking ASP product at 14 new metropolitan newspapers. Given the severe downturn in advertising revenue in 2001, we were advised by potential customers that implementing our ASP product will need to be deferred until their advertising revenue has returned to more normal levels. In 2002, despite a slow economy we contracted with 16 additional newspapers to use our Web-based classified ad-taking ASP product.

          In March 2002, we entered into an agreement with Tribune Company to provide Web-based job recruitment ad sales technology to all major market Tribune newspapers, including Chicago Tribune, Los Angeles Times, and Newsday, and to provide customization services to CareerBuilder, a Tribune Company affiliate. Under this arrangement, we have customized our existing application suite to expand its capabilities and provide additional functionality in exchange for the right to provide Web-based ad sales for Tribune Company's major market newspapers. Beginning in the third quarter of 2002 the Tribune Corporation launched a multimillion-dollar ad campaign promoting this new product, FlexAd. AdStar created the Web-based version of FlexAd that allows professional advertisers and businesses to simultaneous compose, schedule, pay and place a job recruitment ad in CareerBuilder and an affiliated newspaper.

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

          In addition to transitioning to a recurring revenue model and expanding our newspaper customers, we believe that we are now in a position to reduce our operating costs on a go forward basis. There can be no assurance that our new product offerings or the arrangement with Tribune Company will be successful in generating revenues sufficient to support our operating expenses.

          Prior to the development of our Web business, revenues had been generally sufficient to support our historic business. In developing our Web-based system we began to incur significant losses that could not be offset by the revenues generated by our historic business. These expenses caused us to incur significant losses from 1998 through the first quarter of 2003. Our future success is dependent upon our ability to substantially grow revenues and control costs to the point where we can fund the level of operations necessary to serve the anticipated customer base. To this end, our plans have included expanding the products and services offered to our customers by building on our proprietary software processes and unique position within the industry. We feel that there is significant opportunity to increase revenues by offering the Web software and services that we had initially developed for ourselves to print publications as an application service provider ("ASP"). In addition we have already taken steps to control or in some case reduce costs on an ongoing basis.

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

          BonafideClassifieds.com

          The Newspaper Association of America (NAA) is the newspaper industry's trade association representing the $55 billion newspaper industry and over 2,000 publishers in the United States and Canada. In 2002 AdStar entered into an Agreement with the NAA to allow the NAA to market and private label (operate under it's name) Advertise123.com, AdStar's one-stop marketplace on the Web for the general public to buy classified ads. Through this portal, individuals and businesses can, on a 24/7 basis, compose professional looking classified ads using one of several pre-programmed templates, schedule the ad to run in one or several of over 200 newspapers and 50 state newspaper associations, and purchase the ad using a credit card. In 2003, AdStar expanded its relationship with the NAA by authorizing the NAA to market a version of AdStar's ASP Web site technology to its members. AdStar receives set up and transaction fees for these businesses.

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

Results of Operations

The following table sets forth the results of operations expressed as a percentage of revenues:

                                                              Three months ended
                                                                  March 31,
                                                              ------------------
                                                                2002     2003
                                                                ----     ----

ASP, net                                                          33%      55%
Licensing and software                                            57%      36%
Customization and other                                           10%       9%
                                                                ----      ---
   Net revenues                                                  100%     100%
Cost of revenues                                                  45%      56%
                                                                ----      ---
   Gross profit                                                   55%      44%

General and administrative expense                                94%      49%
Selling and marketing expense                                     31%      27%
Product maintenance and Development expenses                      44%      43%
                                                                ----      ---
   Loss from operations                                         (114)%    (75)%

Interest income (expense), net                                     1%      --
                                                                ----      ---
   Loss before taxes                                            (113)%    (75)%

Provision for income taxes                                        --       --
                                                                ----      ---
   Net loss                                                     (113)%    (75)%
                                                                ====      ===

Three month periods ended March 31, 2003 and 2002

          Revenues. - Net revenues for the first quarter 2003 increased 19% to $593,000 compared to first quarter 2002 net revenues of $500,000. Fees from our ASP product increased 93% to $322,000 during the first quarter 2003 from $167,000 in the first quarter 2002. Revenue from licensing and software services decreased 25% during the first quarter 2003 to $216,000 from $286,000 in the third quarter 2002. Revenues from customization and other non-recurring items increased 15% during the first quarter 2003 to $55,000 from $48,000 in the first quarter 2002.

          The $156,000 increase in our ASP product revenues is comprised of a net increase of 5 new customers accounting for approximately $94,000 and an overall increase in transactions to existing customers resulting in additional revenues of $62,000 over the first quarter 2002. Included in new customers are 4 existing customers who switched to our ASP product, from licensing our software , accounting for approximately $73,000 of the increase. As a result of the election of the 4 customers to convert to the ASP product along with 2 additional customers whose contracts were changed as part of the Tribune agreement we realized a correlating net $51,000 decrease in licensing and software services. The remaining $19,000 decrease is primarily due to the recognition of $12,000 in 10 year software license's renewal fees during the first quarter of 2002 compared to 0 for the first quarter 2003 and $10,000 as the result of the discontinuance of 2 fax service contracts during the first quarter 2003.

          We expect that revenue from our ASP Product will continue to increase as we sign on new and converted customers and a related increase in the transaction volume we process on behalf of those customers.

          Cost of revenues - Cost of revenues consists primarily of the costs to customize and install the AdStar software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs. These costs increased to $335,000 for the first quarter 2003 compared with $226,000 for the first quarter 2002. Our gross profit margin decreased to 44% during the first quarter 2003 from 55% during the first quarter 2002. The $109,000 increase in cost of revenues primarily resulted from an increase in the amortization of software development costs and depreciation of production servers of $59,000 combined with an increase in direct labor costs of $56,000 in the first quarter 2003 compared to the first quarter 2002. The increase in amortization is primarily attributable to the commencement of amortization of the first phase of the CareerBuilder development project in August 2002 and commencement of amortization of our global infrastructure enhancement project in the first quarter 2003 along with an increase in production equipment depreciation relating to the addition of servers and related peripherals to service anticipated increased web traffic from our ASP product, commencing in the second and third quarters of 2002.

          Given our current level of Web automation, we will be able to manage significantly greater transaction volumes with limited increases to our current staffing and equipment levels. Accordingly, we expect a corresponding increase in cash to be generated from our gross profits as transaction volume increases in our ASP product.

          Selling and marketing expense. - Selling and marketing expense consists primarily of direct charges for advertising, sales promotion, marketing, trade shows, customer service, and business development. Selling expense increased 3% during the first quarter 2003 to $161,000 from $156,000 during the first quarter 2002. The $5,000 increase is primarily the result of our reconfiguring our technical customer support and non-technical customer support functions as a result of our continuing transition from a licensing and software enterprise to an ASP. As a result we incurred additional customer service personnel-related costs of approximately $15,000 during the first quarter 2003 compared to the first quarter 2002 offset by a reduction in business development and outside consulting costs of $17,000 as a result of converting the arrangement to a $100,000 annual guaranteed cost plus commissions compared to a fixed annual cost of $150,000 during 2002.

          In future quarters, we can expect to see some incremental increase in selling expenses as compared to the related periods of 2002 as we continue the development and implementation of our strategic marketing plan and continue to build upon our existing relationships with Tribune Company, Knight-Ridder, Inc., CareerBuilder, L.L.C., Manheim Interactive, Inc. and other potential strategic partners.

          General and administrative expenses. - General and administrative expense consists primarily of the cost of executive, administrative, accounting, finance, and personnel along with professional fees and public company related expenses. General and administrative expenses decreased 39% during the first quarter 2003 to $289,000 from $470,000 during the first quarter 2002. The $181,000 decrease was primarily related to the reduction in legal and accounting fees of $111,000, a reduction $33,000 in vendor stock compensation relating to business development and investor relations, a net reduction in personnel costs of $25,000 as a result of our repositioning of personnel, a reduction of $21,000 in financing fees associated with the terminated line-of-credit, offset by an increase of $15,000 in shareholder relations cost. The reduction in professional and financing fees is the result of the aforementioned cost cutting measures.

          Management believes that our existing executive and administrative personnel are sufficient to allow for significant growth without having to add significant additional systems or personnel related costs.

          Product maintenance and development expenses. - Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design and test the required technical infrastructure, and to perform software and Web-site maintenance, and other general routine fixes. The costs consist primarily of personnel related expenses for technical and design personnel, equipment maintenance and outside consultants. Development expense for the first quarter 2003 increased 15% to $253,000 from $220,000 for the first quarter 2002. The $33,000 increase is primarily related to an increase personnel costs as a result of an overall increase in technical employees compared to the first quarter 2002.

Liquidity and Capital Resources

          As of March 31, 2003, we had cash and cash equivalents of approximately $1,151,000 and restricted cash of $175,000. Net cash used in operations was approximately $69,000 for the three months ending March 31, 2003 compared with $417,000 for the comparable 2002 period. The $348,000 improvement was primarily related to cost cutting measures which began in July 2002 when 3 executives agreed to reduced salaries and in December 2002 when we negotiated lower legal and accounting fees, medical insurance, credit card processing and merchant bank fees, and formalized a plan to close the New York office. In addition in the first quarter of 2002 we incurred higher costs to identify functional requirements, plan, identify and conceptually design the required technical infrastructure of the first phase of the CareerBuilder development project as compared to 2003 where we are currently capitalizing costs on the CareerBuilder development project.

          Net cash used in investing activities increased to $249,000 for the three months ended March 31, 2003 compared with $85,000 in the same period in 2002. The $164,000 increase is a result of a $155,000 increase in software capitalized, primarily on the CareerBuilder project, compared to the prior year. Net cash provided by financing activities decreased to $528,000 for the three months ended March 31, 2003 compared with $1,940,000 in the same period in 2002. The decrease is primarily due to the reduction in sales of common and preferred stock with net proceeds of $1,782,000 from the issuance of Series A preferred stock to Tribune Company and net proceeds of $157,000 from the sale of common stock in a private placement during the first quarter of 2002 compared with the issuance of Series B-2 preferred stock to Tribune Company with net proceeds of $535,000 during the first quarter of 2003.

          As a result of the equity raised during the first quarter 2003 from Tribune Company, we expect our available funds, combined with cash generated from existing operations, new customers, adjunct services now offered to existing customers, the flexibility to cut back our work-force should anticipated significant customization projects be delayed or terminated, and managements historical ability to obtain bridge financing, if necessary, will be sufficient to meet our anticipated working capital needs through March 31, 2004. We have generated operating losses during the past four years, and we cannot guarantee that the anticipated increases in revenue will occur in a timely manner, that we will be able to contain our costs in accordance with our plans, that we have accurately estimated the resources required to fulfill our obligations to Tribune Company, or that we will be able to secure adequate funds through financing arrangements at amounts or terms that would facilitate the Company's cash requirements. Although we are optimistic that our ASP business will continue to be accepted in the marketplace and we will fulfill our obligations to Tribune Company in a timely manner, the timing is not assured. Our ability to sell ASP business products and service offerings during the current year may be hampered by the current downturn in the advertising market and state of the economy in general. These factors, coupled with the extended time frame required for software sales, customization, and implementation, could delay our ability to increase revenue to a level sufficient to cover our expenses.

          Our accounts payable have increased because of the growth of our Web-based business. As part of this business, we process credit card related transactions on behalf of our customers, without charge. Currently, we process Web-based credit card ads for approximately 12 metropolitan newspapers. In that regard, we generally collect cash throughout a given month and upon final reconciliation transfer the collections, net of our fees for Web-based transactions, to the respective newspapers, generally within 30 to 35 days after month end. As our customers have realized greater ad volume and, in some instances, have increased the price charged per ad to the end user, our liability to them and the related cash amounts collected have correspondingly increased. In addition, we generally follow the seasonality of the classified industry where ad volume increases monthly throughout the calendar year and then declines significantly in the fourth quarter.

          In August 2002, Chase Merchant Services, L.L.C (Chase), a merchant bank that provides credit card processing services for us, informed us that it is requiring us to maintain a restricted cash balance of $175,000. Chase indicated the primary reason for the reserve was the significant increase in dollar volume of our transactions during the second quarter 2002. As a result, in November 2002 we entered into a new arrangement with another merchant banker in which the terms and conditions do not require that we maintain a reserve and subsequently terminated the contract with Chase on April 30, 2003. Chase has since returned $155,000 to us with the remaining $20,000 held by them in reserve for up to six months.

          We currently have no additional borrowings available to us under any credit arrangement, and we will look for additional debt and equity financing's should cash provided from operations be insufficient to support the ongoing operations of the business or should we determine that additional product enhancements not currently contemplated are warranted to secure or retain market share. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

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

                                     PART II

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

          AdStar established a vendor payment plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. In the three month period ended March 31, 2003, 69,145 shares were issued to vendors under the plan relying upon the exemption under sections 4(2) and 4(6) of the Securities Act of 1933 and which represented compensation for the period of $53,750. The vendors have taken the shares for investment.

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

                                                    AdStar, Inc
                                                    (Registrant)


Date  May 15, 2003                                  /s/ Leslie Bernhard
                                                    ----------------------------
                                                    President & CEO


Date  May 15, 2003                                  /s/ Anthony J. Fidaleo
                                                    ----------------------------
                                                    Chief Financial Officer

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


Date: May 15, 2003
                                                /s/ Leslie Bernhard
                                                --------------------------------
                                                Leslie Bernhard
                                                Chief Executive Officer

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

Date: May 15, 2003


                                                /s/ Anthony J. Fidaleo
                                                --------------------------------
                                                Anthony J. Fidaleo
                                                Chief Financial Officer