Form 10QSB
period 2003-06-30
ADSTAR COM INC
filed 2003-08-14
CIK 1091599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(310) 577-8255
(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 7, 2003 the Issuer had outstanding 8,471,681 shares of its common stock, including 117,006 shares issuable pursuant to the vendor compensation plan.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [   ]

Transitional Small Business Disclosure Format (Check one): Yes [    ] No [X]

FORM 10-QSB REPORT

June 30, 2003

		PAGE

PART I – FINANCIAL INFORMATION
Item 1.	Interim condensed financial statements (unaudited)
	Balance Sheet – June 30, 2003	3
	Statements of Operations For the Three and Six Month Periods Ended June 30, 2002 and 2003	4
	Statements of Cash Flows For the Six Month Periods Ended June 30, 2002 and 2003	5
	Notes to Interim Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	16
Item 3.	Controls and Procedures	24
PART II – OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	25
Item 6.	Exhibits and Reports on Form 8-K	25
SIGNATURES		26

AdStar, Inc.
Balance Sheet
June 30, 2003(unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,202,109
Restricted cash	20,000
Accounts receivable, net of allowance for doubtful accounts of $49,672	223,858
Notes receivable from officers – current portion	7,381
Prepaid and other current assets	241,587

Total current assets	1,694,935
Notes receivable from officers, net of current portion	236,203
Property and equipment, net	2,619,109
Intangible assets, net	27,550
Other assets	31,413

Total assets	$4,609,210

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,807
Due to publications	1,901,540
Accrued expenses	431,397
Deferred revenue	118,806
Capital lease obligations – current portion	31,719

Total current liabilities	2,493,269
Capital lease obligations, net of current portion	33,611

Total liabilities	2,526,880
Commitments and contingencies
Stockholders’ equity:
Convertible Preferred stock, par value $0.0001; authorized 5,000,000 shares; issued and outstanding:
Series A, 1,443,457 issued and outstanding; liquidation preference of $1,964,642	1,697,840
Series B-2, 2,000,000 issued and outstanding; liquidation preference of $1,538,977	1,342,404
Common stock, par value $0.0001; authorized 20,000,000 shares; 8,359,757 shares issued and outstanding	835
Additional paid-in capital	11,381,566
Treasury stock, par value $0.0001; 67,796 shares	(67,796)
Accumulated deficit	(12,272,519)

Total stockholders’ equity	2,082,330

Total liabilities and stockholders’ equity	$4,609,210

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc.
Statements of Operations
For the three month and six month periods
ended June 30, 2002 and 2003 (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2003	2002	2003

ASP, net	$206,422	$380,215	$373,066	$702,474
Licensing and software	284,172	212,337	569,927	428,039
Customization and other	51,042	39,535	98,852	94,667

Net Revenues	541,636	632,087	1,041,845	1,225,180
Cost of revenues, including depreciation and amortization of $94,764, $124,803, $188,176 and $235,613	260,407	291,226	486,121	626,137

Gross profit	281,229	340,861	555,724	599,043
General and administrative expense	319,101	323,952	656,447	612,942
Selling and marketing expense	193,529	196,236	412,299	357,374
Product maintenance and development expenses	183,362	324,687	472,661	577,528
Loss from operations	(414,763)	(504,014)	(985,683)	(948,801)
Other income	62,796	—	62,796	—
Interest income, net	6,813	1,345	10,487	2,280

Loss before taxes	(345,154)	(502,669)	(912,400)	(946,521)
Provision for income taxes	1,866	963	3,630	1,925

Net loss	$(347,020)	$(503,632)	$(916,030)	$(948,446)

Loss per share – basic and diluted	$(0.04)	$(0.06)	$(0.11)	$(0.12)
Weighted average number of shares – basic and diluted	8,238,789	8,265,194	8,170,667	8,231,446

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc.
Statements of Cash Flows
For the six month periods ended
June 30, 2002 and 2003 (unaudited)

	2002	2003

Cash flows from operating activities:
Net loss	$(916,030)	$(948,446)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation and amortization	274,120	377,508
Allowance for doubtful accounts	27,682	—
Stock based vendor payments	24,802	57,500
Return of Stock from termination of Kodak agreement	(67,789)	—
Changes in assets and liabilities:
Accounts receivable	(48,785)	(68,699)
Prepaid and other assets	(9,951)	(67,702)
Accounts payable	(15,951)	(91,943)
Due to publications	278,673	876,865
Accrued expenses	(108,693)	(124,419)
Deferred revenue	63,337	5,235

Net cash provided by (used in) operating activities	(498,585)	15,899

Cash flows from investing activities:
Purchase of property and equipment	(503,055)	(427,852)
Principal repayments of shareholder notes receivable	3,554	3,540

Net cash used in investing activities	(499,501)	(434,312)
Cash flows from financing activities:
(Increase) decrease to restricted cash	39,922	154,918
Proceeds from issuance of note payable	—	200,000
Repayment of note payable	—	(200,000)
Proceeds from sale of common stock in private placement	151,552	—
Proceeds from issuance of Series A preferred stock	1,727,840	—
Proceeds from issuance of Series B-2 preferred stock	—	528,683
Proceeds from capital leases	34,943	—
Principal repayments on capital leases	(3,904)	(13,457)
Net cash provided by financing activities	1,950,353	670,144
Net increase in cash and cash equivalents	952,267	261,731
Cash and cash equivalents at beginning of period	411,539	940,378

Cash and cash equivalents at end of period	$1,363,806	$1,202,109

Supplemental cash flow disclosure:
Taxes paid	$6,645	$7,354
Interest paid	$2,129	$7,747
Non cash investing and financing activities Conversion of accrued legal fees to common stock	$62,469	$50,000
Issuance of common stock to financial consultants	$—	$30,000

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc.
Notes To Interim Financial Statements
(Unaudited)

1.	General

The interim financial statements for AdStar, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

For the six-month period ended June 30, 2003, the Company had negative working capital of $798,334. Based on the Company’s current operating plans, management believes existing cash resources, cash forecasted by management to be generated by operations and managements historical ability to obtain private placement financing, if necessary, will be sufficient to meet working capital and capital requirements through June 30, 2004. Also, management’s plans to attain profitability and generate additional cash flows include expansion of services under existing and new contracts, while containing any increase to operating expenditures necessary to accommodate this expansion, including a reduction in staffing levels based on the anticipated reduction in quantity and scope of additional development projects. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

2.	Summary of Significant Accounting Policies

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at times, cash balances held in financial institutions are in excess of FDIC insurance limits.

For the three months ended June 30, 2003 and 2002, one customer accounted for 12% and no customers accounted for 10% of the Company’s revenues. At June 30, 2003, four customers in the aggregate accounted for 53% of the Company’s accounts receivable. The majority of the Company’s customers have historically consisted of newspapers and publishers of classified advertisements.

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

Revenue Recognition

The Company derives revenue from several products and services as follows:

ASP revenue – The Company receives revenue from providing an application service provider (“ASP”) product that allows customers to use the Company’s software applications on a “shared system” over the Internet. This technology is a publisher-specific ad-taking Web site service that offers visitors to a newspaper’s Web page the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. The Company receives monthly fees for hosting the transactions and providing customer support, and recognizes the fees ratably over the contract period.

Web site revenue – The Company receives revenue from fees charged to customers who transact business on the Advertise123.com Web site. This site permits the general public to plan, schedule, compose and purchase advertising from many print and on-line publishers. Under the guidance provided by the Securities Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition” and the Emerging Issues Task Force (“EITF”) Abstract No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), the Company is, in substance, acting as an agent for the publishers and therefore recognizes as revenue only the net fees realized on the transactions. The Company recognizes revenues on a per-transaction basis when the ad is placed through their system and collection from the customer is probable.

Licensing and Software; Customization and other revenues — The Company generates revenue from technology service contracts that generally contain multiple elements such as software customization services, monthly fees and post-contract customer support (PCS). Revenue from these arrangements is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions”. Accordingly, revenue is allocated to each element within the contract based on the relative fair values of those elements using vendor specific objective evidence. Revenue from monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement. Revenue from software customization services is recognized as the services are performed, using a percentage of completion methodology based on labor hours. The Company also provides customization services at the customers’ request and recognizes revenue as the services are performed, using a percentage of completion methodology based on labor hours.

Areas requiring management’s judgment includes revenue recognition and cost estimation on the fixed fee software customization element of the contracts. Revenue is recognized on these contracts using a percentage-of-completion methodology, based upon labor input measures and an estimate of time to completion. Monthly, technical management reviews the estimate of labor hours required to complete the customization and the effect of any change in estimate is reflected in the period in which the change is first known. Such changes in estimates have not been material to our results of operation. The corresponding cost of revenue charge is derived based upon the same labor input measurements and our existing cost structure. If the Company does not accurately estimate the resources required under the contract or the scope of the work to be performed, or if the Company does not manage its projects properly within the prescribed timeframe, future margins may be significantly and adversely affected. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and uncertainties inherent in software customization activities may affect the percentages derived under the percentage-of-completion accounting method, which in turn may affect the amounts reported in the financial statements.

Web site Software Development Costs

In March 2000, the Financial Accounting Standards Board’s Emerging Issue Task Force (“EITF”) issued EITF No. 00-2 “Accounting for Web Site Development Costs”, which provides guidance with respect to capitalization of certain costs incurred in connection with Web development activities and references Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”. In accordance with these pronouncements, costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, the Company capitalizes a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated useful lives of the applications. In accordance with this policy, the Company has capitalized expenditures incurred to develop the new AdStar e-business application suite. At June 30, 2003, the Company has capitalized software development costs of $3,268,719, with associated accumulated amortization of $956,198.

Computation of Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares are excluded from the computation when their effect is antidilutive. For the six months ended June 30, 2002 and 2003, diluted loss per share does not include 3,226,730 and 3,456,697, respectively, of options and warrants to purchase common stock and 1,443,457 and 0, and 1,443,457 and 2,000,000 respectively, of shares issuable upon the conversion of Series A and B-2 preferred stock to common stock, as their inclusion would be antidilutive.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

New accounting pronouncements

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 became effective for the Company in fiscal year 2003 and is effective for interim periods in fiscal year 2004.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150. Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 will be addressed in the next phase of the project. Adoption of SFAS No. 150 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the separation and allocation of consideration for arrangements that include multiple deliverables. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenues to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 to have a material impact on our financial statements.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin (ARB) No. 51.” FIN 46 requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. The adoption of FIN 46 in 2003 did not have a material impact on our results of operations, financial position or cash flows.

3.	Significant Contracts

On March 18, 2002, the Company entered into a series of agreements with Tribune Company (“Tribune”). In accordance with these agreements, the Company sold 1,443,457 shares of Series A convertible preferred stock to Tribune Company for approximately $1.8 million before the deduction of related expenses. The Company has recorded the $1.8 million investment in the Series A convertible preferred stock at cost which approximated fair value. The rights and preferences of the Series A preferred stock are described in Note 4 below. Additionally, the Company agreed to develop and customize a version of its Web software applications to Tribune specifications in exchange for earning volume-based transaction fees in the future by providing Web-based recruitment ad sales technology to all major market Tribune newspapers and on-line services. This customization will provide a platform that allows Tribune owned newspapers, together with CareerBuilder, L.L.C., to receive recruitment advertising from agencies, corporate customers, and the general public. On completion of the development and customization effort, the Company will manage the related transactions and receive a volume-based ASP fee with a guaranteed monthly minimum. Costs incurred in the customization effort, are included in property and equipment in the balance sheet.

Through June 30, 2003, $608,170 in development and customization costs have been capitalized. As of June 30, 2003 the Company launched the FlexAds® service on seven Tribune newspapers and commenced amortization of the cost of the development and customization effort over the expected 5 year period of the agreement. Under the agreement the Company will receive $7,500 minimum monthly payments totaling $450,000. The Company commenced recognition of revenue from the $7,500 minimum monthly fee under the agreement on a straight-line basis during August 2002. To the extent that transaction based fees exceed the monthly minimum payments, the Company will record the excess in revenue when earned. The transactions did not exceed the contracted minimums during any month for the quarter ended June 30, 2003.

In December 2002 the Company entered into an agreement with Tribune Company for an additional investment by Tribune of $1,500,000. As part of the transaction, AdStar will develop additional features that expand the capabilities of its generic service and the customized services that were launched in August 2002. The investment is in the form of an initial purchase by Tribune of 1,200,000 shares of Series B-1 preferred stock for $900,000 which funded in December 2002 and a subsequent purchase, of 800,000 shares of Series B-2 preferred stock for $600,000. In addition, on the second closing the series B-1 shares, plus additional shares issued for accrued dividends on Series B-1 converted to series B-2. The purchase price for each share of the Series B-1 and Series B-2 preferred stock was $0.75 at or below the fair market value of AdStar common stock at the time of the respective closing. These shares carry a liquidation preference that includes a dividend of 7% per year available only upon liquidation and currently convert on a 1:1 basis. Shareholders of Series B Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and vote as a single class with the shareholders of our Common Stock. The holders of Series B preferred stock are entitled to one vote for each share of common issuable upon conversion.

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

The Company has authorized 5,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,443,457 shares have been designated as Series A, convertible preferred stock (“Series A preferred stock”), 1,200,000 shares have been designated as Series B-1, convertible preferred stock and 800,000 shares have been designated as Series B-2, convertible preferred stock (“Series B preferred stock”). The remaining authorized shares have not been designated.

At June 30, 2003, the Company has reserved 1,443,457 shares of common stock for issuance upon the conversion of the Series A and 2,000,000 Series B preferred stock. The Series A and B preferred stock have the following characteristics:

Voting Rights – Each holder of the Series A and B preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares are convertible. The Company cannot amend its certificate of incorporation amending the rights of the Series A and B preferred stockholders, enter into any capital stock or equity agreements with rights ranking the same or above the rights of the Series A preferred stock or liquidate the Company without the approval of at least a majority of the holders of the Series A preferred stock then outstanding.

Liquidation Preference – In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of the Series A and B preferred stock will be entitled to receive in preference to the holders of the common stock, an amount per share equal to $1.244 and $0.75 accrued and unpaid dividends, respectively. After such payment, the Series A and B preferred stockholders share equally with the common stockholders in any remaining assets or funds of the Company.

Conversion – Each share of the Series A and B preferred stock is convertible at anytime at the option of the holder into shares of common stock pursuant to a ratio of one share of common stock for each share of Series A preferred stock, subject to certain stock split and stock dividend adjustments. In addition, the conversion ratio is subject to adjustment, as defined in the agreement, in the event that the Company issues common stock at a per share price less than $1.244 per share for series A and $0.75 for series B. All Series A preferred stock will automatically convert to common stock on the first day after March 18, 2004 for which the market price of the Company’s common stock exceeds $2.25 per share. All Series B preferred stock will automatically convert to common stock on the first day after December 23, 2005 for which the market price of the Company’s common stock exceeds $1.50 per share.

Dividends – Dividends on the Series A and B preferred stock shall accrue cumulatively at 7% per annum through the date of liquidation or conversion. In the event of conversion all accrued and unpaid dividends will be waived. The 7% cumulative dividend has not been shown as a deduction from net loss applicable to common shareholders, since the dividends are only to be paid if a liquidation event occurs and the dividends would be accrued from the original issuance date to the date of the liquidating event. If the Series A preferred stock is converted into common stock, the right to the cumulative dividends will be waived.

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

In November 2002 the Company entered into a new arrangement with another merchant banker whereby the terms and conditions do not require AdStar to provide a reserve. The Company terminated the contract with Chase on April 30,2003 and subsequently $155,000 was returned with the remaining $20,000 to be returned in August 2003.

9.	Due to publications

The Company processes credit cards on behalf of certain of its customers as part of ASP services provided. The Company receives net proceeds daily on behalf of these customers for third party ads placed via credit card. These transactions are reconciled monthly and submitted to the publication, net of processing fees, generally within 35 days from the month end.

10.	Stock based compensation

The Company has adopted the disclosure only provisions of SFAS No. 148. If compensation cost associated with the Company’s stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 148, the Company’s net loss for the six months ended June 30, 2002 and 2003 would have increased to the pro forma amounts indicated below:

		Six months ended June 30,

		2002	2003

Net loss -	as reported	$(916,030)	$(948,446)
	Add: Stock based employee compensation included in reported loss	-0-	-0-
	Deduct: Employee compensation expense	(106,312)	(145,054)

	pro forma	$(1,022,342)	$(1,093,500)

Loss per share -	as reported	$(0.11)	$(0.12)
	pro forma	$(0.13)	$(0.13)

Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

11.	Limitation of Directors’ Liability and Indemnification

The Delaware General Corporation Law (the “DGCL”) authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages for breach of directors’ fiduciary duty of care. The AdStar’s Certificate of Incorporation limits the liability of its directors to AdStar or its stockholders to the fullest extent permitted by Delaware law.

AdStar’s Certificate of Incorporation provides mandatory indemnification rights to any officer or director of AdStar who, by reason of the fact that he or she is an officer or director of AdStar, is involved in a legal proceeding of any nature. Such indemnification rights include reimbursement for expenses incurred by such officer or director in advance of the final disposition of such proceeding in accordance with the applicable provisions of the DGCL. Insofar as indemnification for liabilities under the Securities Act of 1933 (the “Act”) may be provided to officers and directors or persons controlling AdStar, AdStar has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

The maximum potential amount of future payments the Company could be required to make under the Certificate of Incorporation indemnification agreement is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of the indemnification agreement is minimal and has no liabilities recorded for these agreements as of June 30, 2003.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. As a result, the company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

12.	Restructuring costs

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

The plan contemplated among other things the closure of the New York office within approximately six months, a related reduction in force of the 4 technology staff as of December 31, 2002 and the abandonment of an externally created customized billing software module. While the strategy had been in play for several months, including the addition of office space in the corporate offices to facilitate the transition, Management formally approved the final strategy in December 2002. During December 2002 the Company hired a seasoned industry executive to transfer the software programs and intellectual knowledge from the New York office to the corporate office, identify and begin training existing personnel in anticipation of the reduction-in-force, and abandoned the billing software system. The corporate office will assume full revenue responsibilities concurrently with the closing of the New York office.

The following table summarizes the restructuring activity for the Quarter ended June 30, 2003, these costs are included in accrued expenses on the balance sheet:

Accrued restructuring	Office Lease	Legal and Other	Total

Balance December 31, 2002	$75,550	$118,674	$194,224
Charges	(15,916)	(99,721)	(115,637)

Balance June 30, 2003	$59,634	$18,953	$78,587

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this quarterly report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and are subject to the “Risk Factors” included in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2002. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

     In 2001 we repositioned our products, moving away from the idea of the Internet as a stand-alone business category, and moving towards the idea of the Internet as an extremely efficient and flexible communication channel. We recognized that this technology can be utilized to greatly enhance the functionality of the software we licensed to our existing customer base, as well as expand into new areas where our technology can be used to connect advertising outlets with advertisers. During 2002, we developed and began to execute a new business plan based on this new analysis of the market. We spent virtually the entire year on successfully enhancing and integrating our existing technology and new products into the existing and new customers. While some of our historical business has migrated to our new transaction based model, it continues to be used by hundreds of recruitment agencies and volume advertisers. We expect additional customer requested enhancements to our existing applications to generate additional revenues during the remainder of 2003, and into the foreseeable future, particularly as more publications adopt the new robust applications available to them.

     In working with our customers, we recognized there was a great demand for our Web-based technology within the newspaper industry to run the online classified ad-taking abilities at our customers’ Web sites under a private label branded site concept. This concept provides our customers the ability to take online classified ads on their own Web sites. Therefore, we revised our business plan to embrace these concepts and we focused on the immediate needs of our customers. While doing this, we also made sure that our technology remained flexible to allow for changes as the needs of our customers change and as we develop product extensions and new lines of business based on our existing technology and expertise.

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

     In March 2002, we entered into an agreement with Tribune Company to provide Web-based job recruitment ad sales technology to all major market Tribune newspapers, including Chicago Tribune, Los Angeles Times, and Newsday, and to provide customization services to CareerBuilder, a Tribune Company affiliate. Under this arrangement, we have customized our existing application suite to expand its capabilities and provide additional functionality in exchange for the right to provide Web-based ad sales for Tribune Company’s major market newspapers. Beginning in the third quarter of 2002 the Tribune Corporation launched a multimillion-dollar ad campaign promoting this new product, FlexAd. AdStar created the Web-based version of FlexAd that allows professional advertisers and businesses to simultaneous compose, schedule, pay and place a job recruitment ad in CareerBuilder and an affiliated newspaper.

     In addition to the enhancements developed for our base technology, we continued to actively explore and develop new revenue sources. In 2001, we entered into an agreement with eBay, Inc. to provide the technology behind eBay Seller Classified, a service that allowed eBay sellers to advertise their items in a dedicated eBay sellers section of newspaper classifieds. Advertiser support for this product waned and the service was eliminated. However, the relationship with eBay provided us an opportunity to enhance our application-programming interface (API), now positioned as AdStar XML Gateway, allows third parties to access AdStar services. In 2002, we capitalized on these enhancements by expanding this line of our business. Our services include:

     The AdStar e-Commerce Services

     AdStar’s e-commerce application suite consists of multiple services that can be subscribed to separately or as a fully integrated solution. The suite supports both business-to-business and business-to-consumer advertising needs, and enables AdStar’s customers to expand their relationships with their customers, while increasing sales volumes at reduced costs.

     AdStar’s remote and online services simplify the media buying process by allowing advertisers to create, schedule, pay for and submit advertising from their desktops either through a remote connection directly to newspapers or through AdStar’s private-label online ad transaction gateways. The process gives advertisers much greater control over the advertising process, including later deadlines, fewer errors from copy re-keying, administrative and reporting functions and, in many cases, more favorable rates.

     AdStar’s e-commerce services include AdStar Agency Ad Sales, AdStar Web-based Ad Sales, AdStar’s new XML Gateway and Bonafide Classified.com.

     AdStar Agency Ad Sales

     AdStar Agency is the company’s desktop and Web-based classified remote ad service for professional advertising agencies. The application accepts classified ad transmissions from agencies and large corporations using AdStar’s advanced Web technology. The service delivers pricing results that provide for maximum flexibility and powerful design resources to provide unlimited creative capabilities. Below are some highlights of the AdStar Agency solution.

•	More than 1,400 large contract advertisers, including 400 recruitment agencies, such as TMP Worldwide, Miller Advertising, Shaker Advertising, and Nationwide Advertising, use AdStar’s Agency Ad Sales service to submit advertisements directly to newspapers via a remote connection or through the Internet.

•	Direct Advertisers, including Century 21, Coldwell Banker, PricewaterhouseCoopers, Ford, and General Cinemas use AdStar’s remote ad entry software to place ads in newspapers across the country.

•	Fully integrates with most major vendors, including Harris, Atex, Ctext, SII, Mactive, CSI, Cybergraphics and Custom.

     AdStar Web-based Ad Sales

     AdStar Web-based Ad Sales is a hosted classified ad transaction service that allows the general public to purchase classified ads directly from a publisher’s Web site for publication in print and online versions of the newspaper. This solution allows newspapers to accept ads in real-

time on a 24/7 basis in a much more cost-effective manner than they could do on their own. Below are some highlights of AdStar’s Web technology.

•	More than 40 of the largest and most trusted newspapers in the United States, including the Atlanta Journal-Constitution, Chicago Tribune, The Denver Post and Detroit Free-Press count on AdStar’s Web-based technology to transform their online businesses into classified ad sales channels.

•	More than 200 newspapers and 50 state newspaper associations accept pre-paid ads from AdStar’s services, including private label sites, Advertise123.com and the NAA’s BonafideClassifieds.com, and third-party ad providers in the automotive, real estate, call center and recruitment industries.

•	Web transactions in 2002 increased by 149% to 212,000 equaling $27.1 million in gross billings.

•	AdStar is the exclusive technology enabler behind Tribune Company’s FlexAds, which allows professional advertisers and businesses to simultaneously compose, schedule, pay and place help-wanted ads on CareerBuilder.com and in Tribune’s affiliated newspapers.

•	AdStar recently expanded its international presence with an agreement to provide Web-based classified ad transaction services to the Jerusalem Post.

     AdStar XML Gateway

     The AdStar XML Gateway is a new XML-based solution that allows ad-taking applications for the publishing industry. Whether online or traditional print media, advertisers and publishers can leverage the established AdStar ad composition and delivery technology to cost effectively place ads directly into front-end publishing systems. As a result of our XML Gateway’s power and application programming interface (API), third-party ad providers in the automotive (Manheim Interactive), real estate (Celebro, CityFeet), outsourced call center (Classifieds-Plus), and recruitment (CareerBuilder) markets, can direct ads from a wide variety of channels directly into newspaper production systems. All of this can be done without any manual intervention by the production staff – thus adding profitable business to their bottom line.

Features of the AdStar XML Gateway include:

•	Leverages 16 years of proven technology,

•	An XML based interface,

•	The ability to take pre-paid or publisher-billed ads,

•	Advanced ad composition and preview capabilities,

•	Publication-specific business rule enforcement, and

•	Integration with existing classified publishing systems.

     BonafideClassifieds.com

     The Newspaper Association of America (NAA) is the newspaper industry’s trade association representing the $55 billion newspaper industry and over 2,000 publishers in the United States and Canada. In 2002 AdStar entered into an Agreement with the NAA to allow the NAA to market and private label (operate under it’s name) Advertise123.com, AdStar’s one-stop marketplace on the Web for the general public to buy classified ads. Through this portal, individuals and businesses can, on a 24/7 basis, compose professional looking classified ads using one of several pre-programmed templates, schedule the ad to run in one or several of over 200 newspapers and 50 state newspaper associations, and purchase the ad using a credit card. In 2003, AdStar expanded its relationship with the NAA by authorizing the NAA to market a version of AdStar’s ASP Web site technology to its members. AdStar receives set up and transaction fees for these businesses.

     In addition to transitioning to a recurring revenue model and expanding our newspaper customers, we believe that we are now in a position to reduce our operating costs on a go forward basis. There can be no assurance that our new product offerings or the arrangement with Tribune Company will be successful in generating revenues sufficient to support our operating expenses.

     Prior to the development of our Web business, revenues had been generally sufficient to support our historic business. In developing our Web-based system we began to incur significant losses that could not be offset by the revenues generated by our historic business. These expenses caused us to incur significant losses from 1998 through the second quarter of 2003. Our future success is dependent upon our ability to substantially grow revenues and control costs to the point where we can fund the level of operations necessary to serve the anticipated customer base. To this end, our plans have included expanding the products and services offered to our customers by building on our proprietary software processes and unique position within the industry. We feel that there is significant opportunity to increase revenues by offering the Web software and services that we had initially developed for ourselves to print publications as an application service provider (“ASP”). In addition we have already taken steps to control or in some areas reduce costs on an ongoing basis.

     Our products allow transactions to be executed in a secure infrastructure. Our application suite is designed to be quickly integrated into our customer’s existing publishing software and readily expands as our customer’s needs and business grows. Our products use a single platform to connect and integrate transmissions between multiple browsers and multiple technology standards. In continually ensuring that our AdStar software solution works with all available technology standards, we solve the problems created for our customers because advertisers create and deliver content using ever changing technology with multiple standards, multiple browsers and evolving network infrastructures. By bridging disparate technologies in a way that seamlessly allows for communication and transmission of advertising copy, we alleviate this obstacle for our customers, freeing them to focus on their business.

     All lines of our business require fees to customize the AdStar software solution to the technical specifications for each publication. In addition, we charge ongoing monthly fees to manage the ad-taking process, provide technical support, supply a customer service phone room, and manage the entire e-commerce function. The monthly fees include a small hosting fee plus a fee based on transaction volumes and structured in such a way that we are, in essence partnering with our customers. Therefore, when our customer’s revenue increases, our revenue will also increase. With this structure, we are able to offer superior service in a manner that is cost effective for publishers of all sizes.

Results of Operations

The following table sets forth the results of operations expressed as a percentage of revenues:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2003	2002	2003

ASP, net	38%	60%	36%	57%
Licensing and software	52%	34%	54%	35%
Customization and other	10%	6%	10%	8%

Net revenues	100%	100%	100%	100%
Cost of revenues	48%	46%	47%	51%

Gross profit	52%	54%	53%	49%
General and administrative expense	59%	51%	63%	50%
Selling and marketing expense	36%	31%	40%	29%
Product maintenance and Development expenses	34%	52%	45%	47%

Loss from operations	-77%	-80%	-95%	-77%
Other income (expense)	12%	—	6%	—
Interest income (expense)	1%	—	1%	—

Loss before taxes	-64%	-80%	-88%	-77%
Provision for income taxes	—	—	—	—

Net loss	-64%	-80%	-88%	-77%

Three and six month periods ended June 30, 2003 and 2002

     Revenues. - Net revenues for the second quarter 2003 increased 17% to $632,000 compared to second quarter 2002 net revenues of $542,000. Fees from our ASP product increased 84% to $380,000 during the second quarter 2003 from $206,000 in the first quarter 2002. Revenue from licensing and software services decreased 25% during the second quarter 2003 to $212,000 from $284,000 in the second quarter 2002. Revenues from customization and other non-recurring items decreased 23% during the second quarter 2003 to $40,000 from $51,000 in the second quarter 2002.

     The $174,000 increase in our ASP product revenues represent 12 new customers for approximately $118,000 and a $56,000 increase in transactions to existing customers over the second quarter 2002. Included in new customers are 4 existing customers who switched to our ASP product, from licensing our software, accounting for approximately $73,000 of the increase. As a result of the election of the 4 customers to convert to the ASP product along with 2 additional customers whose contracts were changed as part of the Tribune agreement we realized a correlating net $51,000 decrease in licensing and software services. The remaining $21,000 decrease in licensing and software services is primarily due to the recognition of $7,000 in 10 year software license’s renewal fees during the second quarter of 2002 compared to $0 for the second quarter 2003 and $10,000 as the result of the discontinuance of 2 fax service contracts during the first quarter 2003. The $12,000 decrease in customization and other non-recurring items is the result of a one-time hardware sale of $14,000 in the second quarter 2002.

     Net revenues for the six months ended June 30, 2003 increased 18% to $1,225,000 compared to $1,042,000 for the six months ended June 30, 2002. ASP fees for the six months ended June 30, 2003 increased 88% to $702,000 from $373,000 for the six months ended June 30, 2002. Revenue from licensing and software services for the six months ended June 30, 2003 decreased 25% to $428,000 from $570,000 for the six months ended June 30, 2002. Revenues from customization and other non-recurring items for the six months ended June 30, 2003 decreased 4% to $95,000 from $99,000 for the six months ended June 30, 2002.

     The $329,000 increase in our ASP product revenues represent 12 new customers for approximately $216,000 and a $113,000 increase in transactions to existing customers compared to the six months ended June 30, 2002. Included in new customers are 4 existing customers who converted to our ASP product from licensing and software services, accounting for approximately $146,000 of the increase. As a result of the election of the 4 customers to convert to the ASP product along with 2 additional customers whose contracts were changed as part of the Tribune agreement we realized a correlating net $102,000 decrease in licensing and software services. The remaining $40,000 decrease in licensing and software services is primarily due to the recognition of $19,000 in 10 year software license’s renewal fees during the six months ended June 30, 2002, compared to $0 for the six months ended June 30, 2003 and $20,000 as the result of the discontinuance of 2 fax service contracts during the first quarter 2003.

     We expect that revenue from our ASP Product will continue to increase as we sign on new and continue to convert existing customers along with a the expected related increase in transaction volume we process on behalf of those customers.

     Cost of revenues - Cost of revenues consists primarily of the costs to customize and install the AdStar software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs. These costs increased 12% to $291,000 for the second quarter 2003 compared with $260,000 for the second quarter 2002. Our gross profit margin increased to 54% during the second quarter 2003 from 52% during the second quarter 2002. The $31,000 increase in cost of revenues primarily resulted from an increase in the amortization of software development costs and depreciation of production servers of $74,000 offset by a $25,000 decrease in direct labor in the second quarter 2003 compared to the second quarter 2002 and a one-time cost of $13,000 for hardware sales in the second quarter 2002. The increase in amortization is primarily attributable to the commencement of amortization of the CareerBuilder development project in August 2002 and commencement of amortization of our global infrastructure enhancement project in the first quarter 2003 along with an increase in production equipment depreciation relating to the addition of servers and related peripherals to service anticipated increased web traffic from our ASP product, commencing in the second and third quarters of 2002. The decrease in direct labor is primarily a result of increased integration and deployment efficiencies realized by the closing of our New York office.

     Cost of revenues for the six months ended June 30, 2003 increased to $626,000 from $486,000 for the six months ended June 30, 2002. Our gross profit margin for the six months ended June 30, 2003 decreased to 49% from 53% for the six months ended June 30, 2002. The $140,000 increase in cost of revenues primarily resulted from an increase in the amortization of software development costs to $307,000 for the six months ended June 30, 2003 from $174,000 for the six months ended June 30, 2002. Given our current level of Web automation, we will be able to manage significantly greater transaction volumes with limited increases to our current staffing levels. Accordingly, we expect a corresponding increase in cash to be generated from our gross profits.

     Given our current level of Web automation, we will be able to manage significantly greater transaction volumes with limited increases to our current staffing and equipment levels. Accordingly, we expect a corresponding increase in cash to be generated from our gross profits as transaction volume increases in our ASP product.

     Selling and marketing expense. – Selling and marketing expense consists primarily of direct charges for advertising, sales promotion, marketing, trade shows, customer service, and business development. Selling expense increased 1% during the second quarter 2003 to $196,000 from $194,000 during the second quarter 2002.

     Selling expense for the six months ended June 30, 2003 decreased 13% to $357,000 from $412,000 for the six months ended June 30, 2002. The $55,000 decrease is primarily the result of a reduction in direct sales personnel and a negotiated decrease in outside sales monthly minimum fees for the six months ended June 30, 2003 compared to June 30, 2002.

     In future quarters, we expect an increase in selling and marketing expenses as compared to the related periods of 2002 as we continue the development and implementation of our strategic marketing plan and continue to build upon our existing relationships with Tribune Company, Knight-Ridder, Inc., CareerBuilder, L.L.C., Manheim Interactive, Inc. and other potential strategic partners.

     General and administrative expenses. — General and administrative expense consists primarily of the cost of executive, administrative, accounting, finance, and personnel along with professional fees and public company related expenses. General and administrative expenses increased 2% during the second quarter 2003 to $324,000 from $319,000 during the second quarter 2002. The $5,000 increase was primarily related to an increase in personnel costs of $39,000, resulting from a net increase of 1.5 full time equivalent employees during the first quarter 2003, and a $10,000 increase in shareholder relation costs offset by the reduction in legal and accounting fees of $45,000. The reduction in professional fees is the result of our cost cutting measures.

     General and administrative expenses decreased 7% during the six months ended June 30, 2003 to $613,000 from $656,000 during the six months ended June 30, 2002. The $44,000 decrease was primarily comprised of a $95,000 reduction in legal and accounting fees, a one time $50,000 non-cash reduction in vendor stock compensation relating to options and warrants expensed for business development and investor relations, offset by an increase in personnel costs of $75,000 resulting from a net increase of 1.5 full time equivalent employees, and a $25,000 increase in shareholder relation costs primarily related to fees associated with the increase in the number of shares to be registered from the Tribune financings on the NASDAQ and Boston stock exchanges.

     Management believes that our existing executive and administrative personnel are sufficient to allow for significant growth without the need to add significant additional systems or personnel related costs for the foreseeable future.

     Product maintenance and development expenses. – Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design and test the required technical infrastructure, and to perform software and Web-site maintenance, and other general routine fixes. The costs consist primarily of personnel related expenses for technical and design personnel, equipment maintenance and outside consultants. Product maintenance and development expenses for the second quarter 2003 increased 77% to $325,000 from $183,000 for the second quarter 2002. The $141,000 increase is primarily related to the shifting of technical staffing costs from capitalized projects to cost of revenues and product maintenance and development as we were nearing completion on major software enhancement projects capitalized, primarily on the CareerBuilder project. In the second quarter 2003 we capitalized software development costs of $153,000 compared to $356,000 in the second quarter 2002, a decrease of $203,000.

     Product maintenance and development expenses for the six months ended June 30, 2003 increased 22% to $578,000 from $473,000 for the six months ended June 30, 2002. The $105,000 increase is primarily related to the shifting of technical staffing costs from capitalized projects to product maintenance and development as we were nearing completion on major software enhancement projects, primarily on the CareerBuilder project.

     From mid April through June 30, 2003 we had a net reduction of 4 full time equivalent technical staff. In addition on July 1, 2003 we reduced our technical staffing levels by an additional 2 full time equivalents. We believe this lowered level of technical staffing will be sufficient for the near future and could be reduced further should expected new customers or customization projects be delayed or not materialize. Conversely, we may need to increase technical staffing in the short term if we obtain additional customers more quickly than currently expected or an unexpected increase in customer demand for customization projects. However, an increase in customer demand requiring an increase in technical staffing costs are generally offset by increased revenues for such services.

Liquidity and Capital Resources

     As of June 30, 2003, we had cash and cash equivalents of approximately $1,202,000 and restricted cash of $20,000. Net cash provided by operations was approximately $16,000 for the six months ending June 30, 2003 compared with $499,000 used in operations for the comparable 2002 period. The $515,000 improvement was primarily related to a $598,000 increase in due to publications, as a result of increased transaction volumes and an increase in the average per ad price charged by publications to advertisers on transactions for which we process credit cards on behalf of publications, offset by a $51,000 increase in receivables related to ASP revenue and completed customization projects. Amounts included in due to publications are a result of our processing credit cards on behalf of certain of our customers as part of ASP services provided. We receive net proceeds daily on behalf of these customers for third party ads placed via credit card. These transactions are reconciled monthly and submitted to the publication, net of processing fees, generally within 35 days from the month end.

     Net cash used in investing activities decreased to $434,000 for the six months ended June 30, 2003 compared with $500,000 in the same period in 2002. The $65,000 decrease is primarily the result of savings achieved by the closing of the New York office combined with the shifting of technical staffing costs from capitalized projects to product maintenance and development as we were nearing completion on major software enhancement projects capitalized, primarily on the CareerBuilder project, compared to the prior year.

     Net cash provided by financing activities decreased to $670,000 for the six months ended June 30, 2003 compared with $1,950,000 in the same period in 2002. The decrease is primarily due to the reduction in sales of common and preferred stock with net proceeds of $1,728,000 from the issuance of Series A preferred stock to Tribune Company and net proceeds of $152,000 from the sale of common stock in a private placement during the six months ended June 30, 2002 compared with the issuance of Series B-2 preferred stock to Tribune Company with net proceeds of $529,000 and a net decrease in restricted cash of $115,000 during the six months ended June 30, 2003.

     In April 2003, we received a notice from Nasdaq that the Company’s stockholders’ equity as of December 31, 2002 had fallen below their $2,500,000 minimum stockholder’s equity requirement. Although we were in compliance as of the Quarter ending March 31, 2003 and responded to Nasdaq’s inquiries, we have not yet been notified that they have accepted our response to their inquiries or otherwise notified us of a final position. Further, our stockholders’ equity has fallen below the $2,500,000 minimum requirement as of June 30, 2003.

     During June 2003, as part of management’s strategy to regain and maintain compliance with Nasdaq’s minimum stockholders equity requirement, we engaged a financial consultant firm to explore funding alternatives which would achieve our goal of maintaining Nasdaq compliance until we are able to generate profits from operations. As part of this arrangement we prepaid $10,000 in cash and issued 26,786 shares of our common stock with a fair market value of $30,000 for services to be rendered. If we are unable to satisfy Nasdaq’s maintenance requirements, our securities may be delisted from Nasdaq. In that event, trading, if any, in the common stock and warrants would be conducted in the over-the-counter market on the NASD’s “OTC Bulletin Board.” Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of AdStar, and lower prices for our securities than might otherwise be obtained.

     As a result of the equity raised during the first quarter 2003 from Tribune Company, we expect our available funds, combined with cash generated from existing operations, new customers, adjunct services now offered to existing customers, the recent cut back our work-force combined with additional reductions in work-force should anticipated significant customization projects be delayed or terminated, and managements expectation that adequate financing will be secured from the aforementioned financial consultants, will be sufficient to meet our anticipated working capital needs through June 30, 2004. We have generated operating losses during the past four years, and we cannot guarantee that the anticipated increases in revenue will occur in a timely manner, that we will be able to contain our costs in accordance with our plans, that we have accurately estimated the resources required to fulfill our obligations to Tribune Company, or that we will be able to secure adequate funds through financing arrangements at amounts or terms that would facilitate the Company’s cash requirements. Although we are optimistic that our ASP business will continue to be accepted in the marketplace the timing is not assured. Our ability to sell ASP business products and service offerings during the current year may be hampered by the current downturn in the advertising market and state of the economy in general. These factors, coupled with the extended time frame required for software sales, customization, and implementation, could delay our ability to increase revenue to a level sufficient to cover our expenses.

     In August 2002, Chase Merchant Services, L.L.C (Chase), a merchant bank that provides credit card processing services for us, informed us that it is requiring us to maintain a restricted cash balance of $175,000. Chase indicated the primary reason for the reserve was the significant increase in dollar volume of our transactions during the second quarter 2002. As a result, in November 2002 we entered into a new arrangement with another merchant banker in which the terms and conditions do not require that we maintain a reserve and subsequently terminated the contract with Chase on April 30, 2003. Chase has since returned $155,000 to us with the remaining $20,000 to be returned during August 2003.

     We currently have no additional borrowings available to us under any credit arrangement, and we will look for additional debt and equity financing’s should cash provided from operations be insufficient to support the ongoing operations of the business or should we determine that additional product enhancements not currently contemplated are warranted to secure or retain market share. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

Item 3. Controls And Procedures

a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s“disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

     AdStar established a vendor payment plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. In the six month period ended June 30, 2003, 73,586 shares were issued to vendors under the plan relying upon the exemption under sections 4(2) and 4(6) of the Securities Act of 1933 and which represented compensation for the period of $57,500. The vendors have taken the shares for investment.

     In June 2003, as part of management’s strategy to regain and maintain compliance with Nasdaq’s minimum stockholders equity requirement, we engaged a financial consultant firm to explore funding alternatives which would achieve our goal of maintaining Nasdaq compliance until we are able to generate profits from operations. As part of this arrangement we issued 26,786 shares of our common stock, having a fair market value of $30,000, to this consultant for services to be rendered. The issuance of these shares was pursuant to the exemption under sections 4(2) and 4(6) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

     None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdStar, Inc

(Registrant)

Date August 14, 2003	/s/ Leslie Bernhard

President & CEO

Date August 14, 2003	/s/ Anthony J. Fidaleo

Chief Financial Officer (Principal Financial Officer)