Form 10QSB
period 2003-09-30
ADSTAR INC
filed 2003-11-03
CIK 1091599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number 001-15363

AdStar, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	22-3666899

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292
(Address of principal executive offices)

(310) 577-8255
(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 28, 2003 the Issuer had outstanding 11,748,971 shares of its common stock, including 25,893 shares issuable to various vendors.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [  ]

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

FORM 10-QSB REPORT

September 30, 2003

PAGE
PART I – FINANCIAL INFORMATION
Item 1. Interim condensed financial statements (unaudited)
Balance Sheet – September 30, 2003	3
Statements of Operations
For the three and nine month periods ended September 30, 2002 and 2003	4
Statements of Cash Flows
For the nine month periods ended September 30, 2002 and 2003	5
Notes to Interim Financial Statements	6
Item 2. Management’s discussion and analysis or plan of operation	17
Item 3. Controls and Procedures	29
PART II – OTHER INFORMATION
Item 2. Changes in securities and use of proceeds	29
Item 6. Exhibits and reports on form 8-K	30
SIGNATURES	31

AdStar, Inc.

Balance Sheet
September 30, 2003 (unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,041,490
Cash held in escrow	2,112,500
Restricted cash	20,000
Accounts receivable, net of allowance for doubtful accounts of $46,000	329,927
Notes receivable from officers – current portion	7,484
Prepaid and other current assets	82,837

Total current assets	3,594,238
Notes receivable from officers, net of current portion	234,293
Property and equipment, net	2,539,497
Intangible assets, net	17,652
Other assets	31,413

Total assets	$6,417,093

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,282
Due to publications	1,830,072
Accrued expenses	751,184
Deferred revenue	109,810
Capital lease obligations – current portion	31,698

Total current liabilities	2,741,046
Capital lease obligations, net of current portion	26,157

Total liabilities	2,767,203
Commitments and contingencies
Stockholders’ equity:
Convertible Preferred stock, par value $0.0001; authorized 5,000,000 shares; issued and outstanding:
Series A, 1,443,457 issued and outstanding; liquidation preference of $1,999,610	1,697,840
Series B-2, 2,000,000 issued and outstanding; liquidation preference of $1,566,369	1,342,404
Common stock, par value $0.0001; authorized 20,000,000 shares; 10,164,160 shares issued and outstanding	1,017
Additional paid-in capital	13,378,423
Treasury stock, par value $0.0001; 67,796 shares	(67,796)
Accumulated deficit	(12,701,998)

Total stockholders’ equity	3,649,890

Total liabilities and stockholders’ equity	$6,417,093

     The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc.

Statements of Operations
For the three month and nine month periods
ended September 30, 2002 and 2003 (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2003	2002	2003

ASP, net	$264,547	$404,233	$637,614	$1,106,706
Licensing and software	268,329	209,304	838,255	637,344
Customization and other	121,893	52,750	220,745	147,417

Net Revenues	654,769	666,287	1,696,614	1,891,467
Cost of revenues, including depreciation and amortization of $98,236, $142,548, $286,412 and $378,161	290,034	297,600	776,156	923,737

Gross profit	364,735	368,687	920,458	967,730
General and administrative expense	365,801	317,811	1,022,246	930,753
Selling and marketing expense	171,007	146,926	583,306	504,300
Product maintenance and development expenses	169,238	310,184	641,899	887,712

Loss from operations	(341,311)	(406,234)	(1,326,993)	(1,355,035)
Other income (expense)	—	(10,000)	62,796	(10,000)
Interest income, net	2,762	2,717	13,248	4,998

Loss before taxes	(338,549)	(413,517)	(1,250,949)	(1,360,037)
Provision for income taxes	1,566	963	5,195	2,888

Net loss	$(340,115)	$(414,480)	$(1,256,144)	$(1,362,925)

Loss per share – basic and diluted	$(0.04)	$(0.05)	$(0.15)	$(0.16)
Weighted average number of shares – basic and diluted	8,186,778	8,423,387	8,176,097	8,296,130

     The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc.

Statements of Cash Flows
For the nine month periods ended
September 30, 2002 and 2003 (unaudited)

	2002	2003

Cash flows from operating activities:
Net loss	$(1,256,144)	$(1,362,925)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	434,283	592,764
Allowance for doubtful accounts	27,547	(3,327)
Stock based vendor payments	28,552	46,250
Return of Stock from termination of Kodak agreement	(67,789)	—
Changes in assets and liabilities:
Accounts receivable	(39,229)	(130,712)
Prepaid and other assets	15,869	50,319
Accounts payable	186,079	(83,468)
Due to publications	270,309	805,397
Accrued expenses	(192,055)	195,369
Deferred revenue	8,268	(3,761)

Net cash provided by (used in) operating activities	(584,310)	105,906

Cash flows from investing activities:
Purchase of property and equipment	(1,052,762)	(553,599)
Notes from officers	(210,434)	—
Principal repayments of shareholder notes receivable	4,696	5,347

Net cash used in investing activities	(1,258,500)	(548,252)

Cash flows from financing activities:
(Increase) decrease to restricted cash	(129,461)	(1,957,582)
Proceeds from issuance of note payable	—	200,000
Repayment of note payable	—	(200,000)
Proceeds from sale of common stock in private placement	151,552	1,741,714
Proceeds from issuance of Series A preferred stock	1,722,840	—
Proceeds from issuance of Series B-2 preferred stock	—	528,683
Proceeds from exercises of options and warrants	—	251,574
Proceeds from capital leases	79,751	—
Principal repayments on capital leases	(8,379)	(20,932)

Net cash provided by financing activities	1,816,303	543,457

Net increase (decrease) in cash and cash equivalents	(26,507)	101,112
Cash and cash equivalents at beginning of period	411,539	940,378

Cash and cash equivalents at end of period	$385,032	$1,041,490

Supplemental cash flow disclosure:
Taxes paid	$4,565	$7,543
Interest paid	$2,645	$11,161
Non cash investing and financing activities
Conversion of accrued legal fees to common stock	$62,469	$50,000
Issuance of common stock to financial consultants	$—	$15,000
Issuance of common to technical consultants	$11,250	$11,250

     The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc.

Notes To Interim Financial Statements
(Unaudited)

1.	General

The interim financial statements for AdStar, Inc. (the “Company”) have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

For the nine-month period ended September 30, 2003, the Company had positive working capital of $853,000. On October 21, 2003 the Company paid $3,605,000 ($1,520,000 in cash and 2,085,000 in the Company’s common stock) as part of the consideration for the acquisition of Edgil Associates, Inc. (Edgil, see note 15). The release of the funds significantly reduced proforma working capital. Management believes existing cash resources, cash forecasted by management to be generated by operations, including cash generated by Edgil which has historically been profitable and cash flow positive, and managements historical ability to obtain private placement financing, if necessary, will be sufficient to meet working capital and capital requirements through September 30, 2004. Also, management’s plans to attain profitability and generate additional cash flows include expansion of services under existing and new contracts, while containing any increase to operating expenditures necessary to accommodate this expansion, including a reduction in staffing levels based on the anticipated reduction in quantity and scope of additional development projects. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

2.	Summary of Significant Accounting Policies

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at times, cash balances held in financial institutions are in excess of FDIC insurance limits.

For the nine months ended September 30, 2003 and 2002, one customer accounted for 11.3% and no customers accounted for 10% of the Company’s revenues. At September 30, 2003, five customers in the aggregate accounted for 48% of the

Company’s accounts receivable. The majority of the Company’s customers have historically consisted of newspapers and publishers of classified advertisements.

Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company derives revenue from several products and services as follows:

ASP revenue - The Company receives revenue from providing an application service provider (“ASP”) product that allows customers to use the Company’s software applications on a “shared system” over the Internet. This technology is a publisher-specific ad-taking Web site service that offers visitors to a newspaper’s Web page the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. The Company receives monthly fees for hosting the transactions and providing customer support, and recognizes the fees ratably over the contract period.

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

Web site Software Development Costs

In March 2000, the Financial Accounting Standards Board’s Emerging Issue Task Force (“EITF”) issued EITF No. 00-2 “Accounting for Web Site Development Costs”, which provides guidance with respect to capitalization of certain costs incurred in connection with Web development activities and references Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”. In accordance with these pronouncements, costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, the Company capitalizes a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated useful lives of the applications. In accordance with this policy, the Company has capitalized expenditures incurred to develop the new AdStar e-business application suite. At September 30, 2003, the Company has capitalized software development costs of $3,389,598, with associated accumulated amortization of $1,125,378.

Computation of Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares are excluded from the computation when their effect is antidilutive. For the nine months ended September 30, 2002 and 2003, diluted loss per share does not include 3,321,643 and 3,365,113 respectively, of options and warrants to purchase common stock and 1,443,457 and 0, and 1,443,457 and 2,000,000 respectively, of shares issuable upon the conversion of

Series A and B-2 preferred stock to common stock, as their inclusion would be antidilutive.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

New accounting pronouncements

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 became effective for the Company in fiscal year 2003 and is effective for interim periods in fiscal year 2004.

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

In November 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” related to the separation and allocation of consideration for arrangements that include multiple deliverables. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenues to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 to have a material impact on our financial statements.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin (ARB) No. 51.” FIN 46 requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. The adoption of FIN 46 in 2003 did not have a material impact on our results of operations, financial position, or cash flows.

3.	Significant Contracts

On March 18, 2002, the Company entered into a series of agreements with Tribune Company (“Tribune”). In accordance with these agreements, the Company sold 1,443,457 shares of Series A convertible preferred stock to Tribune Company for approximately $1.8 million before the deduction of related expenses. The Company has recorded the $1.8 million investment in the Series A convertible preferred stock at cost which approximated fair value. The rights and preferences of the Series A preferred stock are described in Note 4 below. Additionally, the Company agreed to develop and customize a version of its Web software applications to Tribune specifications in exchange for earning volume-based transaction fees in the future by providing Web-based recruitment ad sales technology to all major market Tribune newspapers and on-line services. This customization will provide a platform that allows Tribune owned newspapers, together with CareerBuilder, L.L.C., to receive recruitment advertising from agencies, corporate customers, and the general public. On completion of the development and customization effort, the Company will manage the related transactions and receive a volume-based ASP fee with a guaranteed monthly minimum. Costs incurred in the customization effort after technological feasibility is obtained, are included in property and equipment in the balance sheet.

As of September 30, 2003, $610,525 in development and customization costs have been capitalized. As of September 30, 2003 the Company launched the FlexAds® service on eight Tribune newspapers and commenced amortization of the cost of the development and customization effort over the expected 5 year period of the agreement. Under the agreement the Company will receive $7,500 minimum monthly payments totaling $450,000. The Company commenced recognition of revenue from the $7,500 minimum monthly fee under the agreement on a straight-line basis during August 2002. To the extent that transaction based fees exceed the monthly minimum payments, the Company will record the excess in revenue when earned. The transactions did not exceed the contracted minimums during any month for the three and nine months ended September 30, 2003.

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

The Company has authorized 5,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,443,457 shares have been designated as Series A, convertible preferred stock (“Series A preferred stock”), 1,200,000 shares have been designated as Series B-1, convertible preferred stock and 2,000,000 shares have been designated as Series B-2, convertible preferred stock (“Series B preferred stock”). The remaining authorized shares have not been designated.

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

At September 30, 2003, the Company has reserved 1,443,457 and 2,000,000 shares of common stock, respectively for issuance upon the conversion of the Series A and Series B preferred stock. The Series A and B preferred stock have the following characteristics:

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

Liquidation Preference – In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of the Series A and B preferred stock will be entitled to receive in preference to the holders of the common stock, an amount per share equal to $1.244 and $0.75 plus accrued and unpaid dividends, respectively. After such payment, the Series A and B preferred stockholders share equally with the common stockholders in any remaining assets or funds of the Company.

Conversion – Each share of the Series A and B preferred stock is convertible at anytime at the option of the holder into shares of common stock pursuant to a ratio of one share of common stock for each share of Series A and B preferred stock, subject to certain stock split and stock dividend adjustments. In addition, the conversion ratio is subject to adjustment, as defined in the agreement, in the event that the Company issues common stock at a per share price less than $1.244 per share for series A and $0.75 for series B. All Series A preferred stock will automatically convert to common stock on the first day after March 18, 2004 for which the market price of the

Company’s common stock exceeds $2.25 per share. All Series B preferred stock will automatically convert to common stock on the first day after December 23, 2005 for which the market price of the Company’s common stock exceeds $1.50 per share.

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

5.	Private placement financing

During September 2003 the Company entered into a private placement offering up to 1,690,000 shares of the shares of the Company’s authorized but unregistered common stock at a price of $1.25 per share. Through September 30, 2003, the Company had raised, and held in escrow, gross proceeds of $2,112,500 on sales of 1,690,000 shares. On September 30, 2003 the Company reversed the sale of 100,000 shares, refunded the related $125,000 and closed the offering. In connection with this offering the Company paid a commission consisting of $198,750 in cash and issued warrants to purchase 159,000 shares of its common stock, at $1.87. The warrants are exercisable beginning on March 31, 2004 and expire on March 31, 2009. The Company valued the warrants using the Black Scholes method, which resulted in a value of $261,169. This amount is being offset against the proceeds from the private placement as a cost of financing.

At September 30, 2003 the gross proceeds from the offering are included in cash held in escrow and the related commission and refund are included in accrued expenses.

6.	Options and warrants

During the three months ended September 30, 2003 option and warrant holders exercised 73,027 options and 152,501 warrants for which the company received net proceeds of $54,197 and $197,377 respectively.

7.	Notes Payable

During March 2003, the Company entered into a 7% $200,000 unsecured bridge note payable agreement with Tribune Company pending the closing of the $600,000 funding on the Series B-2 preferred stock transaction. During March 2003 the note was repaid out of the proceeds from the $600,000.

8.	Issuance of Common Stock

In January 2003, the Company issued 63,291 shares of common stock in full settlement of $50,000 in accrued legal fees, payable to Morse, Zelnick, Rose & Lander, LLP.

9.	Officers notes receivable

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

10.	Restricted cash

In August 2002, AdStar was informed by Chase Merchant Services, L.L.C (Chase), a merchant bank that provides credit card processing services for AdStar, that it required the Company to maintain a restricted cash balance of $175,000. Chase indicated the primary reason for the reserve was the significant increase in dollar volume of AdStar transactions during the second quarter 2002. Under the terms of the agreement the Company can terminate the contract with 30 days notice and Chase can retain a reserve for up to nine months from the date of termination.

In November 2002 the Company entered into a new arrangement with another merchant banker whereby the terms and conditions do not require AdStar to provide a reserve. The Company terminated the contract with Chase on April 30, 2003 and subsequently the $175,000 was returned.

11.	Due to publications

The Company processes credit cards on behalf of certain of its customers as part of ASP services provided. The Company receives net proceeds daily on behalf of these customers for third party ads placed via credit card. These transactions are reconciled monthly and submitted to the publication, net of processing fees, generally within 35 days from the month end.

12.	Stock based compensation

The Company has adopted the disclosure only provisions of SFAS No. 148. If compensation cost associated with the Company’s stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 148, the

Company’s net loss for the nine months ended September 30, 2002 and 2003 would have increased to the pro forma amounts indicated below:

		Nine months ended September 30,

		2002	2003

Net loss -	as reported	$(1,256,144)	$(1,362,925)
	Add: Stock based employee compensation included in reported loss	-0-	-0-
	Deduct: Employee compensation expense	(174,534)	(215,233)

	pro forma	$(1,430,678)	$(1,578,158)

Loss per share -	as reported	$(0.15)	$(0.16)
	pro forma	$(0.17)	$(0.19)

Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

13.	Limitation of Directors’ Liability and Indemnification

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

The maximum potential amount of future payments the Company could be required to make under the Certificate of Incorporation indemnification agreement is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of the indemnification agreement is minimal and has no liabilities recorded for these agreements as of September 30, 2003.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. As a result, the company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

14.	Restructuring costs

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

The plan contemplated among other things the closure of the New York office within approximately nine months, a related reduction in force of the 4 technology staff as of December 31, 2002 and the abandonment of an externally created customized billing software module. While the strategy had been in play for several months, including the addition of office space in the corporate offices to facilitate the transition, Management formally approved the final strategy in December 2002. During December 2002 the Company hired a seasoned industry executive to transfer the software programs and intellectual knowledge from the New York office to the corporate office, identify and begin training existing personnel in anticipation of the reduction-in-force, and abandoned the billing software system. The corporate office will assume full revenue responsibilities concurrently with the closing of the New York office.

The following table summarizes the restructuring activity for the Quarter ended September 30, 2003; these costs are included in accrued expenses on the balance sheet:

		Legal and
Accrued restructuring	Office Lease	Other	Total

Balance December 31, 2002	$75,550	$118,674	$194,224
Charges	(23,874)	(103,021)	(126,895)

Balance September 30, 2003	$51,676	$15,653	$67,329

15.	Subsequent event

On October 21, 2003 the Company acquired Edgil Associates, Inc. (Edgil) through a forward triangular merger for $1,520,000 in cash and 1,311,530 shares of the Company’s common stock valued at $1.59 per share for a total purchase price of

$3,605,333, before adjustment to reflect the costs of the merger. Edgil is the leading supplier of complete automated payment processing systems and content processing solutions for the publishing industry.

The acquisition of Edgil will be accounted for as a purchase business combination in accordance with the Statement of Financial Accounting Standards (SFAS) no. 141, “Business Combinations.” Edgil will operate as a wholly owned subsidiary of AdStar and the Company’s financial statements will include the results of Edgil from the closing date of the acquisition (October 21, 2003).

The Company is in the process of obtaining independent appraisals for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed. This will result in potential adjustments to the carrying values of Edgil’s recorded assets and liabilities, the establishment of certain intangible assets, the determination of the useful lives of intangible assets, some of which may have indefinite lives not subject to amortization, and the determination of the amount of any residual value that will be allocated to goodwill. The allocation of the purchase price, after the adjustment to reflect the costs of the merger, has not been determined at this time.

As a result of the issuance of the Company’s common stock as part of the consideration paid for Edgil the Company’s proforma stockholders’ equity on a consolidated basis is:

Proforma Stockholder’s
Equity At
September 30, 2003

Stockholders’ equity as reported	$3,649,890
Issuance of common stock	$2,085,333

Proforma Stockholders’ equity	$5,735,223

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

          Prior to the development of our Web business, revenues had been generally sufficient to support our historic business. In developing our Web-based system we began to incur significant losses that could not be offset by the revenues generated by our historic business. These expenses caused us to incur significant losses from 1998 through the third quarter of 2003. Our future success is dependent upon our ability to substantially grow revenues and control costs to the point where we can fund the level of operations necessary to serve the anticipated customer base. To this end, our plans have included expanding the products and services offered to our customers by building on our proprietary software processes and unique position within the industry. We feel that there is significant opportunity to increase revenues by offering the Web software and services that we had initially developed for ourselves to print publications as an application service provider (“ASP”). In addition we have already taken steps to control or in some areas reduce costs on an ongoing basis.

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

          On October 21, 2003 we acquired Edgil Associates, Inc. (Edgil). Edgil is a supplier of complete automated payment processing systems and content processing solutions for the publishing industry currently servicing over 100 newspapers. We believe the addition of Edgil products to our existing suite of services will allow us to continue to expand our revenue base within our core industry and will provide for immediate cross marketing opportunities. We currently utilized a Web-based ASP version of Edgil’s payment processing software and plan to leverage off our combined expertise to offer a Web-based version of Edgil’s products and services to existing AdStar and Edgil customers and as an additional service to the publishing industry.

Results of Operations

The following table sets forth the results of operations expressed as a percentage of revenues:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2003	2002	2003

ASP, net	40%	61%	38%	58%
Licensing and software	41%	31%	49%	34%
Customization and other	19%	8%	13%	8%

Net revenues	100%	100%	100%	100%
Cost of revenues	44%	45%	46%	49%

Gross profit	56%	55%	54%	51%
General and administrative expense	56%	48%	60%	49%
Selling and marketing expense	26%	22%	34%	27%
Product maintenance and Development expenses	26%	46%	38%	47%

Loss from operations	-52%	-61%	-78%	-72%
Other income (expense)	—	-1%	3%	0%
Interest income (expense)	—	—	1%	—

Loss before taxes	-52%	-62%	-74%	-72%
Provision for income taxes	—	—	—	—

Net loss	-52%	-62%	-74%	-72%

Three and nine month periods ended September 30, 2003 and 2002

          Revenues. - Net revenues for the third quarter 2003 increased 2% to $666,000 compared to third quarter 2002 net revenues of $655,000. Fees from our ASP product increased 53% to $404,000 during the third quarter 2003 from $265,000 in the third quarter 2002. Revenue from licensing and software services decreased 22% during the third quarter 2003 to $209,000 from $268,000 in the third quarter 2002. Revenues from customization and other non-recurring items decreased 57% during the third quarter 2003 to $53,000 from $122,000 in the third quarter 2002.

          The $140,000 increase in our ASP product revenues represents 15 new customers for approximately $118,000 and a $22,000 increase in transactions to existing customers over the second quarter 2002. Included in new customers are 4 existing customers who switched to our ASP product, from licensing and software product, accounting for approximately $43,000 of the increase. As a result of the election of the 4 customers to convert to the ASP product along with 3 additional customers whose contracts were changed as part of the Tribune agreement, and 3 customers who discontinued their fax software contracts for a reduction of $15,000, we realized a correlating net $59,000 decrease in licensing and software services. The $69,000 decrease in customization and other non-recurring items is primarily the result $34,000 in customization work on 7 Knight Ridder publications in the third quarter 2002 compared to $0 for the third quarter 2003 plus one-time hardware sales of $28,000 in the third quarter 2002.

          Net revenues for the nine months ended September 30, 2003 increased 11% to $1,891,000 compared to $1,697,000 for the nine months ended September 30, 2002. ASP fees for the nine months ended September 30, 2003 increased 74% to $1,107,000 from $638,000 for the nine months ended September 30, 2002. Revenue from licensing and software services for the nine months ended September 30, 2003 decreased 24% to $637,000 from $838,000 for the nine months ended September 30, 2002. Revenues from customization and other non-recurring items for the nine months ended September 30, 2003 decreased 33% to $147,000 from $221,000 for the nine months ended September 30, 2002.

          The $469,000 increase in our ASP product revenues represents 15 new customers for approximately $334,000 and a $135,000 increase in transactions to existing customers compared to the nine months ended September 30, 2002. Included in new customers are 7 existing customers who converted to our ASP product from licensing and software services, accounting for approximately $156,000 of the increase. As a result of the election of the 4 customers to convert to the ASP product along with 3 additional customers whose contracts were changed as part of the Tribune agreement, and 3 customers who discontinued their fax software contracts for a reduction of $45,000, we realized a correlating net $201,000 decrease in licensing and software services. The $74,000 decrease in customization and other non-recurring items is primarily the result of $34,000 in customization work on 7 Knight Ridder publications in the third quarter 2002 compared to $0 for the third quarter 2003 plus one-time hardware sales of $43,000 during the nine months ended September 30, 2002.

          We expect that revenue from our ASP Product will continue to increase as we sign on new and continue to convert existing customers along with an expected related increase in transaction volume we process on behalf of those customers.

          Cost of revenues - Cost of revenues consists primarily of the costs to customize and install the AdStar software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs. These costs increased 3% to $298,000 for the third quarter 2003 compared with $290,000 for the third quarter 2002. Our gross profit margin decreased to 55% during the third quarter 2003 from 56% during the second quarter 2002. The $8,000 increase in cost of revenues primarily resulted from an increase in the amortization of software development costs and depreciation of production servers of $75,000 offset by a $36,000 decrease in direct labor and a $6,000 decrease on royalties paid on discontinued fax software contracts in the third quarter 2003 compared to the second quarter 2002 and a one-time cost of $25,000 for hardware sales in the second quarter 2002. The increase in amortization is primarily attributable to the commencement of amortization of the CareerBuilder development project in August 2002 and commencement of amortization of our global infrastructure enhancement project in the first quarter 2003 along with an increase in production equipment depreciation relating to the addition of servers and related peripherals to service anticipated increased web traffic from our ASP product, commencing in the second and third quarters of 2002. The decrease in direct labor is primarily a result of decreased customization projects along with increased integration and deployment efficiencies realized by the closing of our New York office.

          Cost of revenues for the nine months ended September 30, 2003 increased 19% to $924,000 from $776,000 for the nine months ended September 30, 2002. Our gross profit margin for the nine months ended September 30, 2003 decreased to 51% from 54% for the nine months ended September 30, 2002. The $148,000 increase in cost of revenues primarily resulted from an increase in the amortization of software development costs and depreciation of production servers of $208,000 offset by a $5,000 decrease in direct labor and a $14,000 decrease on royalties paid on discontinued fax software contracts for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 and one-time costs of $39,000 for hardware sales during the nine months ended September 30, 2002.

          Given our current level of Web automation, we will be able to manage significantly greater transaction volumes with limited increases to our current staffing and equipment levels. Accordingly, we expect a corresponding increase in cash to be generated from our gross profits as transaction volume increases in our ASP product.

          General and administrative expenses. - General and administrative expense consists primarily of the cost of executive, administrative, accounting, finance, and personnel along with professional fees and public company related expenses. General and administrative expenses decreased 13% during the third quarter 2003 to $318,000 from $365,000 during the third quarter 2002. The $47,000 decrease was primarily related to the reduction in legal and accounting fees of $19,000, a $16,000 decrease in investor relations non-cash vendor stock compensation and a $14,000 decrease in research analyst costs. The reduction of these costs is the result of our continued cost cutting measures.

          General and administrative expenses decreased 9% during the nine months ended September 30, 2003 to $931,000 from $1,022,000 during the nine months ended September 30, 2002. The $91,000 decrease was primarily comprised of a $114,000 reduction in legal and accounting fees, a one time $65,000 non-cash reduction in vendor stock compensation relating to options and warrants expensed for business development and investor relations, a $21,000 reduction in fees from a terminated line of credit offset by an increase in personnel costs of $73,000 resulting from a net increase of 1.5 full time equivalent employees, and an $11,000 increase in shareholder relation costs primarily related to fees associated with the increase in the number of shares to be registered from the Tribune financings on the NASDAQ and Boston Stock exchanges.

          Management believes that our existing executive and administrative personnel are sufficient to allow for significant growth without the need to add significant additional systems or personnel related costs for the foreseeable future.

          Selling and marketing expense – Selling and marketing expense consists primarily of direct charges for advertising, sales promotion, marketing, trade shows, customer service, and business development. Selling and marketing expense decreased 14% during the third quarter 2003 to $147,000 from $171,000 during the third quarter 2002. The $24,000 decrease is primarily the result of a reduction in outside sales personnel for the third quarter 2003 compared to the third quarter 2002.

          Selling and marketing expense for the nine months ended September 30, 2003 decreased 14% to $504,000 from $583,000 for the nine months ended September 30, 2002. The $79,000 decrease is primarily the result of a $43,000 reduction in direct sales personnel and a $72,000 negotiated decrease in outside sales monthly minimum fees and outside sales personnel offset by a $21,000 increase in trade shows and a $21,000 increase in advertising and publicity costs for the nine months ended September 30, 2003 compared to September 30, 2002.

          In future quarters, we expect an increase in selling and marketing expenses as compared to the related periods of 2003 as we continue the development and implementation of our strategic marketing plan and continue to build upon our existing relationships with Tribune Company, Knight-Ridder, Inc., CareerBuilder, L.L.C., Manheim Interactive, Inc. and other potential strategic partners.

          Product maintenance and development expenses. – Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design and test the required technical infrastructure, to perform software and Web-site maintenance, and other general routine fixes. The costs consist primarily of personnel related expenses for technical and design personnel, equipment maintenance and outside consultants. Product maintenance and development expenses for the third quarter 2003 increased 83% to $310,000 from $169,000 for the third quarter 2002. The $141,000 increase is primarily related to the shifting and reduction of technical and staffing costs from capitalized projects to cost of revenues and product maintenance and development as we were nearing completion on major software enhancement projects capitalized, primarily on the CareerBuilder project.

          Product maintenance and development expenses for the nine months ended September 30, 2003 increased 38% to $888,000 from $642,000 for the nine months ended September 30, 2002. The $246,000 increase is primarily related to the shifting and reduction of technical staffing costs from capitalized projects to product maintenance and development as we were nearing completion on major software enhancement projects, primarily on the CareerBuilder project.

          From mid April through September 30, 2003 we had a net reduction of 5 full time equivalent technical staff. In addition on July 1, 2003 we reduced our technical staffing levels by an additional 2 full time equivalents. We believe this lowered level of technical staffing will be sufficient for the near future and could be reduced further should expected new customers or customization projects be delayed or not materialize. Conversely, we may need to increase technical staffing in the short term if we obtain additional customers more quickly than currently expected or an unexpected increase in customer demand for customization projects. However, an increase in customer demand requiring an increase in technical staffing costs are generally offset by increased revenues for such services.

Liquidity and Capital Resources

          As of September 30, 2003, we had cash and cash equivalents of approximately $1,041,000, cash held in escrow of $2,112,500, and restricted cash of $20,000. Net cash provided by operations was approximately $106,000 for the nine months ending September 30, 2003 compared with $584,000 used in operations for the comparable 2002 period. The $690,000 improvement was primarily related to a $337,000 increase in due to publications, as a result of increased transaction volumes and an increase in the average per ad price charged by publications to advertisers on transactions for which we process credit cards on behalf of publications, and a $387,000 increase in accrued expenses, primarily relating to unpaid commissions of $199,000 and $125,000 to be refunded on the private placement financing and a net increase of $67,000 in restructuring costs. Amounts included in due to publications are a result of our processing credit cards on behalf of certain of our customers as part of ASP services provided. We receive net proceeds daily on behalf of these customers for third party ads placed via credit card. These transactions are reconciled monthly and submitted to the publication, net of processing fees, generally within 35 days from the month end.

          Net cash used in investing activities decreased to $548,000 for the nine months ended September 30, 2003 compared with $1,259,000 in the same period in 2002. The $710,000 decrease is primarily the result of $499,000 in savings achieved by the closing of the New York office combined with the shifting and reduction of technical staffing costs from capitalized projects to product maintenance and development as we were nearing completion on major software enhancement projects capitalized, primarily on the CareerBuilder project, compared to the prior year and a reduction of $210,000 resulting from the issuance of shareholder notes receivable during the comparable period in 2002.

          Net cash provided by financing activities decreased to $543,000 for the nine months ended September 30, 2003 compared with $1,816,000 in the same period in 2002. The $1,273,000 decrease is primarily due to $2,112,000 in gross proceeds from the September 30, 2003 private placement included as cash held in escrow reduced by $175,000 of restricted cash refunded by Chase, included in restricted cash offset by $1,742000 in net proceeds from the private placement, $529,000 in net proceeds from the issuance of Series B preferred stock to the Tribune Company and 252,000 in net proceeds from sales of common stock for the exercise of options and warrants for the nine months ended September 30, 2003 compared with net proceeds of $1,722,000 from the issuance of Series A preferred stock to Tribune Company, net proceeds of

$152,000 from the sale of common stock in a private placement, and $80,000 in proceeds from capital leases for servers, during the nine months ended September 30, 2002

          In April 2003, we received a notice from Nasdaq that our stockholders’ equity as of December 31, 2002 had fallen below its $2,500,000 minimum stockholders’ equity requirement. Although we were in compliance as of the quarter ending March 31, 2003 and responded to Nasdaq’s inquiries, we fell below the minimum as of the quarter ending June 30, 2003 and were notified September 16, 2003 that we no longer met the continued listing requirements and our securities would be delisted from the Nasdaq SmallCap Market at the opening of business on September 25, 2003. In accordance with Nasdaq Marketplace rules we decided to appeal the Nasdaq’s Staff’s determination to a Nasdaq Listing Qualification Panel and requested an oral hearing, which was granted and held on October 23, 2003. We were informed by that Panel that we would not have a formal response to our presentation until approximately 5 days after the filing of this quarterly report.

          In June 2003, as part of management’s strategy to regain and maintain compliance with Nasdaq’s minimum stockholders’ equity requirement, we engaged a financial consultant firm to explore funding alternatives which would achieve our goal of maintaining Nasdaq compliance until we are able to generate profits from operations. As part of this arrangement we prepaid $10,000 in cash and issued 26,786 shares of our common stock with a fair market value of $30,000 for services to be rendered. At the time of the receipt of the Nasdaq delisting notification we had received no funding or firm commitments from the consultant. Subsequently, we negotiated a settlement to reduce the common stock component of the fee to 13,393 shares with a fair market value of $15,000 in exchange for our right to sue for non-performance and a release of the exclusivity component of the agreement.

          In September 2003, we entered into a private placement offering for up to 1,690,000 shares of our common stock at a price of $1.25 per share. Through September 30, 2003, we raised, and held in escrow, gross proceeds of $2,112,500 on sales of 1,690,000 shares. On September 30, 2003 we reversed the sale of 100,000 shares, refunded the related $125,000 and closed the offering. In connection with this offering we paid a commission consisting of $198,750 in cash and issued warrants to purchase 159,000 shares of our common stock, at $1.87. The warrants are exercisable beginning on March 31, 2004 and expire on March 31, 2009. The warrants we valued using the Black Scholes method, which resulted in a value of $261,169. This amount is being offset against the proceeds from the private placement as a cost of financing.

          At September 30, 2003 the gross proceeds from the offering are included in cash held in escrow and the related commission and refund are included in accrued expenses.

          On October 21, 2003, we acquired Edgil Associates, Inc. (Edgil) through a forward triangular merger for $1,520,000 in cash and 1,311,530 shares of AdStar common stock valued at $1.59 per share for a total purchase price of $3,605,333, before adjustment to reflect the costs of the merger. We believe that Edgil is a leading supplier of complete automated payment processing systems and content processing solutions for the publishing industry.

          The acquisition of Edgil will be accounted for as a purchase business combination in accordance with the Statement of Financial Accounting Standards (SFAS) no. 141, “Business Combinations.” Edgil will operate as a wholly owned subsidiary of AdStar and AdStar’s financial statements will include the results of Edgil from the closing date of the acquisition (October 21, 2003).

          We are in the process of obtaining independent appraisals for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed. This will result in potential adjustments to the carrying values of Edgil’s recorded assets and liabilities, the establishment of certain intangible assets, the determination of the useful lives of intangible assets, some of which may have indefinite lives not subject to amortization, and the determination of the amount of any residual value that will be allocated to goodwill. The allocation of the purchase price, after the adjustment to reflect the costs of the merger, has not been determined at this time.

     As a result of the sale of stock in the private placement and issuance of our common stock as part of the consideration paid for Edgil, our proforma stockholders’ equity on a consolidated basis is:

Proforma Stockholder’s
Equity At
September 30, 2003

Stockholders’ equity as reported	$3,649,890
Issuance of common stock	$2,085,333

Proforma Stockholders’ equity	$5,735,223

          Management believes the results of the transaction, as described above, demonstrate AdStar’s compliance with Nasdaq’s maintenance requirements. We were informed by the Nasdaq Listing Qualification Panel that we would not have a formal response to our presentation until approximately 5 days after the filing of this quarterly report. While we are confident that the Panel will find that we are formally in compliance there can be no assurance of the outcome of their decision. Should the Panel determine that we do not meet their minimum requirements our securities may be delisted from Nasdaq. In that event, trading, if any, in our common stock and warrants would be conducted in the over-the-counter market on the NASD’s “OTC Bulletin Board” and on the Boston Stock Exchange. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of AdStar, and lower prices for our securities than might otherwise be obtained.

          As a result of the capital raised during the first and third quarters of 2003 from Tribune Company and the private placement, we expect our available funds, combined with cash generated from existing operations, new customers, adjunct services now offered to existing customers, the recent cut back in our work-force combined with any further necessary additional reductions in our work-force in the future, management’s expectation that Edgil will continue to be profitable and generate positive cash flow, along with management’s historical ability to obtain financings, will be sufficient to meet our anticipated working capital needs through September 30, 2004.

          We have generated operating losses during the past four years, and we cannot guarantee that the anticipated increases in revenue will occur in a timely manner, that we will be able to contain our costs in accordance with our plans, that we have accurately estimated the resources required to fulfill our obligations to Tribune Company, or that we will be able to secure adequate funds through financing arrangements at amounts or terms that would meet our cash requirements. Although we are optimistic that our ASP business will continue to be accepted in the marketplace, the timing is not assured. Our ability to sell ASP business products and service offerings during the current year may be hampered by the current downturn in the advertising market and state of the economy in general. These factors, coupled with our inexperience in operating Edgil and the extended time frame required for software sales, customization, and implementation, could delay our ability to increase revenue to a level sufficient to cover our expenses.

          In August 2002, Chase Merchant Services, L.L.C (Chase), a merchant bank that provides credit card processing services for us, informed us that it would require us to maintain a restricted cash balance of $175,000. Chase indicated the primary reason for the reserve was the significant increase in dollar volume of our transactions during the second quarter 2002. As a result, in

November 2002 we entered into a new arrangement with another merchant banker in which the terms and conditions do not require that we maintain a reserve and subsequently terminated the contract with Chase on April 30, 2003. Chase has since returned the $175,000.

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

Revenue Recognition

     AdStar derives revenue from several products and services as follows:

Licensing and customization and other revenues – We receive revenue from technology service contracts that generally contain multiple elements such as software customization services, monthly fees and post-contract customer support (PCS). Revenue from these arrangements is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions”. Accordingly, revenue is allocated to each element within the contract based on the relative fair values of those elements using vendor specific objective evidence. Revenue from monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement. Revenue from software customization services is recognized as the services are performed, using a percentage of completion methodology based on labor hours. We also provide customization services at the customers’ request and recognize revenue as the services are performed, using a percentage of completion methodology based on labor hours.

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

ASP revenue – We receive revenue from providing an application service provider (“ASP”) product that allows companies to use the applications on a “shared system” over the Internet. This technology is a publisher-specific ad-taking Web site service that offers visitors to a newspaper’s Web page the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. We receive monthly fees for hosting the transactions and providing customer support, and recognize the fees ratably over the contract period.

Web site revenue – We receive revenue from fees charged to customers who transact business on the Advertise123.com Web site. This site permits the general public to plan, schedule, compose and purchase advertising from many print and on-line publishers. Under the guidance provided by the Securities Exchange Commission Staff Accounting Bulletin (“SAB) No. 101, “Revenue Recognition” and the Emerging Issues Task Force (“EITF”) Abstract No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), we are, in substance, acting as an agent for the publishers and therefore recognize as revenue only the net fees realized on the transactions. We recognize revenues on a per-transaction basis when the ad is placed through our system and collection from the customer is probable.

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

     The following table aggregates the Company’s expected contractual obligations and commitments subsequent to December 31, 2002:

	Payments due by Period

				Beyond
Contractual obligations	2003	2004–2005	2006–2007	2007	Total

Employment agreements	$617,300	$851,200	$212,800	$–	$1,681,300
Capital Lease commitments	43,067	58,716	126	–	101,909
Operating lease commitments (1)	328,541	451,164	–	–	779,705

	$988,908	$1,361,080	$212,926	$–	$2,562,914

(1)	Excludes sublet office agreement of $11,000 per month through May 2005.

Item 3. Controls And Procedures

          a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

PART II

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

          AdStar established a vendor payment plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. In the nine month period ended September 30, 2003, 73,586 shares were issued to vendors under the plan relying upon the exemption under sections 4(2) and 4(6) of the Securities Act of 1933 and which represented compensation for the period of $57,500. The vendors have taken the shares for investment.

          In June 2003, as part of management’s strategy to regain and maintain compliance with Nasdaq’s minimum stockholders’ equity requirement, we engaged a financial consultant firm to explore funding alternatives which would achieve our goal of maintaining Nasdaq compliance until we are able to generate profits from operations. As part of this arrangement we prepaid $10,000 in cash and issued 26,786 shares of our common stock with a fair market value of $30,000 for services to be rendered. At the time of the receipt of the Nasdaq delisting notification we had received no funding or firm commitments from the consultant. Subsequently, we negotiated a settlement to reduce the common stock component of the fee to 13,393 shares with a fair market value of $15,000 in exchange for our right to sue for non-performance and a release of the exclusivity component of the agreement. The issuance of these shares was pursuant to the exemption under sections 4(2) and 4(6) of the Securities Act of 1933.

          In September 2003, we entered into a private placement offering for up to 1,690,000 shares of our common stock at a price of $1.25 per share. Through September 30, 2003, we raised, and held in escrow, gross proceeds of $2,112,500 on sales of 1,690,000 shares. On September 30, 2003, we reversed the sale of 100,000 shares, refunded the related $125,000 and closed the offering. In connection with this offering we paid a commission consisting of $198,750 in cash and issued warrants to purchase 159,000 shares of its common stock, at $1.87. The warrants are exercisable beginning on March 31, 2004 and expire on March 30, 2009. The issuance of these shares was pursuant to the exemption under sections 4(2) and 4(6) of the Securities Act of 1933.

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

          On September 26, 2003, we filed a current report on form 8-K under Item 5.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdStar, Inc

(Registrant)

Date November 3, 2003	/s/ Leslie Bernhard

President & CEO

Date November 3, 2003	/s/ Anthony J. Fidaleo

Chief Financial Officer
(Principal Financial Officer)