Form 10KSB
period 2003-12-31
ADSTAR INC
filed 2004-03-30
CIK 1091599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-15363

ADSTAR, INC.

(Name of Small Business Issuer in its Charter)

Delaware	22-3666899

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292

(Address of Principal Executive Office) (Zip Code)

Registrant’s telephone number (310) 577-8255

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.0001 per share Warrants	Boston Stock Exchange

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.0001 per share

Title of Class

Warrants

Title of Class

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     For the year ended December 31, 2003, the revenues of the registrant were $2,833,525

     The aggregate market value of the voting Common Stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq Market on March 24, 2004 of $2.09 per share, was approximately $26,835,397.

     As of March 24, 2004, the registrant has a total of 12,839,903 shares of Common Stock outstanding, including 5,569 shares issuable pursuant to the vendor compensation program.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

ADSTAR, INC. and Subsidiary
Form 10-KSB Annual Report

FORWARD-LOOKING STATEMENTS

     Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of our early stage operations, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. The terms “we”, “our”, “us”, or any derivative thereof, as used herein shall mean AdStar, Inc., a Delaware corporation.

PART I

Item 1. BUSINESS

General

     AdStar, Inc., a Delaware corporation (“AdStar”) provides technology services within the classified advertising industry. Our proprietary software is an integrated suite of applications that electronically connects publishers with the source of their advertising revenue. Our software applications allow professional advertising agencies businesses and individuals to electronically send ads to newspapers. This gives newspapers the ability to electronically receive classified advertising insertions directly into their sophisticated publishing systems. Our solutions are available in an application service provider (“ASP”) model whereby we contract with publishers to design, implement, host, and manage the on-line ad-taking capabilities of their Web sites. We provide all the technical and application expertise, customer support, and security measures that the publisher needs to install our application modules and begin to generate revenue in a short time frame. Our software solutions afford newspapers the ability to increase revenue and are the application of choice for advertisers, because it affords them the ability to effortlessly and quickly compose and format classified ads, price them, schedule them, and electronically send them into the publishing system at multiple newspapers.

Corporate History

     AdStar was originally incorporated in New York as Ad-Star Services, Inc. a privately held corporation. In 1999, we incorporated AdStar.com, Inc. in Delaware and merged Ad-Star Services, Inc. into this entity. We completed an initial public offering of AdStar.com, Inc. common stock in December 1999, receiving net proceeds of approximately $5.4 million. This was followed in September 2000, with another offering of common stock, receiving net proceeds of approximately $2.8 million. In July 2001, we formally changed our name to AdStar, Inc. to more accurately reflect our current business, products and our plans for future growth. In October 2003 we acquired Edgil Associates, Inc. for approximately $3.9 million in cash and common stock to add their proprietary payment processing solutions to our suite of application products.

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

     Our new e-business application suite includes four main products that can be purchased separately or as a fully integrated software solution:

•	Professional software — This technology is designed for use by the professional marketplace. Specifically, the applications accept transmissions from classified advertising agencies and large corporations using advanced Web-based technology. The software includes sophisticated pricing algorithms to provide for maximum flexibility and intricate design resources to provide unlimited creative capabilities.

•	ASP Web site technology — This technology is a publisher-specific ad-taking Web site service designed to enhance a publication’s Web site by allowing the general public to execute transactions to purchase classified advertising. Specifically, it is an integrated application suite that offers visitors to a newspaper’s Web page the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. This product allows a publication to completely outsource the classified ad-taking power of their Web site whereby the publication receives incremental revenue at a very low incremental cost. We handle all functions associated with this revenue source. We furnish and host the application suite, run the technology, monitor the transactions throughout the session, handle the payment authorization and settlement process, electronically deliver the ad text to the newspaper, and provide customer service support to the newspaper’s customers. We provide all the technical and application expertise, customer support, and security measures that the publication needs to get an application up and running in a short time. Typically, we are able to process many more ads and do so much more quickly and affordably than the publisher could do internally. In addition, this software solution provides tools to evaluate performance, provide additional customer care, and increase future revenue opportunities. We provide the means to deliver highly personalized email communications to existing customers for the purpose of creating additional revenues and creating a profitable, long-term relationship

•	XML Gateway (Application Programming Interface) — This technology allows third parties, internal newspaper applications, niche web publishers to make use of Adstar’s infrastructure and incorporate web based adtaking for print, or in combination with an online ad into their applications, to facilitate the processing of classified advertising.

•	Credit Card Processing — With the acquisition of Edgil Associates in October of 2003, we have added the ability to offer to newspapers credit card processing for use in phone rooms accepting classified ads, subscription departments or for any other transaction that requires a credit card. Edgil offers system integration services, installation support, training and customer service. Edgil’s proprietary “Edgecapture” payment processing software processes over 12,000,000 million newspaper advertising and circulation transactions annually for Tribune Company, Gannett Company, Inc., Knight-Ridder, Inc., Copley Press, Inc., the New York Times, Advance Publications, Inc., Cox Enterprises, Inc., and Village Voice Media, Inc. as well as many independent daily and specialty publications. Edgil’s product strategy focuses on providing newspapers with the financial benefits afforded by reduced labor costs and lower credit card processing discount rates. Edgil’s experience with integration services has given “Edgecapture” product line the technical differentiation to meet the specific credit card processing requirements of the publishing industry.

     These software products allow transactions to be executed in a secure infrastructure. Our application suite is designed to be quickly integrated into our customer’s existing publishing software and readily expands as our customer’s needs and business grows. Our Web products use a single platform to connect and integrate transmissions between multiple browsers and multiple technology standards. In continually ensuring that our AdStar software solution works with all available technology standards, we solve the problems created for our customers because advertisers create and deliver content using ever changing technology with multiple standards, multiple browsers and evolving network infrastructures. By bridging disparate technologies in a way that seamlessly allows for communication and transmission of advertising copy, we alleviate this obstacle for our customers, freeing them to focus on their business.

     Our Web-based classified lines of business generate fees to customize the AdStar software solution to the technical specifications for each publication. In addition, we charge ongoing monthly fees to manage the ad-taking process, provide technical support, supply a customer service phone room, and manage the entire e-commerce function. The monthly fees include a small hosting fee plus a fee based on transaction volumes and are structured in such a way that we are, in essence, partnering with our customers. Therefore, when our customer’s revenue increases, our revenue will also increase. With this structure, we are able to offer superior service in a manner that is cost effective for publishers of all sizes.

     Edgil’s credit card processing application currently operates in a license mode with installation fees and ongoing license and support fees. We plan to develop a transaction model for credit card processing hosted on Adstar’s infrastruture and made available to both existing and new accounts.

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

     We received our first transaction fees from Internet business in June 1999 with one on-line publication available on the Advertise123.com site. At the end of 1999, we had five print and one on-line publications available on the site. By the end of 2000, we had over 280 print publications and newspaper networks and 30 on-line publications available. In October 2000, we achieved our target coverage in the top 100 designated market areas (“DMAs”) in the U.S. In addition, in 1999 and 2000, we powered approximately $550,000 and $4,383,000, respectively, of classified advertising through our classified advertising marketplace, Advertise123.com, and private-label ad-taking sites built and powered by us.

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

Marketing

     During 2002, we successfully shifted our revenue to recurring, transaction based sources. In 2002 the largest Knight-Ridder, Inc. newspapers and Tribune Company major market newspapers contracted to install the ASP Web site technology. By the end of 2002, 24 newspapers were operating under this new model with additional implementations scheduled for 2003. Other large newspapers were contracted with including: The Detroit News (www.detnews.com) and Detroit Free Press (www.freep.com); and eight Southern California newspapers owned by MediaNews Group, Inc. - the Los Angeles Daily News (www.dailynews.com), Long Beach Press-Telegram (www.presstelegram.com), San Gabriel Valley Tribune (www.sgvtribune.com), Pasadena Star News (www.pasdenastarnews.com), San Bernardino County Sun (www.sbsun.com), Inland Valley Daily Bulletin (www.dailybulletin.com), Whittier Daily News (www.whittierdailynews.com) and the Redlands Daily Facts (www.redlandsdailyfacts.com). We also enhanced our core platform by implementing iPix photo technology, enabling our ASP Web site technology customers to add photo up sell capability.

     In 2002, AdStar entered into a strategic relationship with Tribune Company in which Tribune invested $1,800,000 in March 2002, $900,000 in December 2002 and $600,000 in March 2003 and AdStar agreed to build, host and manage Tribune Company’s integrated print and online employment web-based ad taking technology. For its investment Tribune received the following:

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

Each of these transaction are described below in Item 5 under the subsection entitled “Recent Sales of Unregistered Securities.”

BonafideClassifieds.com

     In 2002 we entered into an agreement with the Newspaper Association of America (NAA) to allow the NAA to market and private label (operate under its name) Advertise123.com, AdStar’s one-stop marketplace on the Web for the general public to buy classified ads. Through this portal, individuals and businesses can, on a 24/7 basis, compose professional looking classified ads using one of several pre-programmed templates, schedule the ad to run in one or several of over 200 newspapers and 50 state newspaper associations, and purchase the ad using a credit card. Beginning in 2003, AdStar expanded its relationship with the NAA by authorizing the NAA to market a version of AdStar's ASP Web site technology to its members. AdStar receives set up and transaction fees for these businesses. The NAA is the newspaper industry’s trade association representing the $55 billion newspaper industry and over 2,000 publishers in the United States and Canada.

     Finally in 2003, we aggressively began marketing our application-programming interface whereby we allow third parties to use AdStar services. A variety of businesses have taken advantage of this interface, with more implementations scheduled for 2004. The most notable agreement is with Manheim Interactive, the technology services division of Manheim Auctions, Inc. Manheim will develop ad transaction services using AdStar’s application programming interface to help automotive dealerships compose, schedule and pay for ads in print and online versions of newspapers. There are over 11,000 Tracker Dealer Management System users who could potentially take advantage of this service.

AdStar Business Strategy

     In 2003 we continued to transform our business to one generating ASP revenues based largely on transaction volume or transaction revenue. For 2003 our revenues from transaction based fees increased 61% over the previous year. ASP revenues now represent 52% of our total revenues compared to 42% for 2002

     As part of this transformation we developed new ASP services supporting high volume transactions. The XML Gateway (Application Programming Interface) continued to attract large users of classifieds as well as an acquisition, in late October 2003, of Edgil Associates, Inc. Edgil, through it’s “EdgeCapture” product line offers credit card processing for the newspaper industry. This service enables phone rooms and subscription departments to accept credit card transactions fully integrated into publishers various systems. In 2002 Edgil processed approximately 12 million transactions for its customers. While currently operating as a license model we are developing a hosted solution for publishers that would operate on a transaction model with a monthly fee and per transaction fee.

     Our goal is to become the primary resource for E-Commerce to the newpaper industry, providing applications for classified adtaking, credit card processing , online subscriptions and any and all enhancements that can be offered on-line or at the newspapers’ facilities.

     To maintain the momentum we created in 2003, we will continue to aggressively pursue the following:

•	cross selling papers on Web-based ad-taking and credit card processing;

•	pursue third parties who can provide ad-taking capability to their customers by using our XML Gateway;

•	expand services to our existing account base with additional Adstar products; and

•	acquire technologies that offer enhancements to ad-taking such as text messaging, sound, auction functions, order fulfillment and virtual tours where we receive fees when advertisers access these services through our transaction engine.

Competition

     Our classified ad-taking processes compete with phone rooms and other established methods for ad-taking at newspapers. However, we have not experienced extensive competition from others offering electronic ad-taking services though many newspapers have established such capabilities on their own Web sites. As Web-based ad-taking has become more accepted in the industry, other software vendors, including publishing system vendors have begun to develop technologies that may compete directly with our products. Many of these potential new competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. We cannot guarantee that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material and adverse effect on our financial position, results of operations and cash flows. We also expect that large media companies may decide to design, create, and program software internally that will allow them to manage the Web-based classified ad-taking process internally.

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

Employees

     As of March 15, 2004, we had a total of 36 employees. All of them are full-time employees, including 4 in executive management, 1 in product development, 13 in engineering, 8 in customer support, 3 in sales and marketing, and 7 in finance and administration. We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good. We believe that we are currently staffed at an appropriate level to implement and carry out our business plan for the next 12 months.

CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

     The following factors may affect the growth and profitability of AdStar and should be considered by any prospective purchaser of AdStar’s securities:

Our Ability To Sustain Our Operations And Ultimately Attain Profitability Could Be Adversely Affected If We Are Not Able To Generate New Significant ASP Revenues.

     It is uncertain as to whether we can transform our business to one generating new significant revenues from our ASP services. The uncertainty includes risks as to whether we will be able to:

•	attract a sufficient number of publishers for our new publisher specific ASP ad-taking services to permit profitable operations;

•	develop profitable pricing models for our volume related fees;

•	respond effectively to competitive pressures; and

•	attract, retain and motivate qualified personnel.

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

Our Unproven On-Line Business Model May Not Generate Expected Revenues.

     Because we have limited Internet experience, we cannot accurately forecast the source, magnitude or timing of our future revenues. Current expectations are that we will generate revenue from:

•	hosting and transaction fees for ads processed through our ASP product,

•	installation fees from publishers installing our new publisher specific ad-taking Web site services;

•	fees from publishers to process classified advertising utilize our professional software product.

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

We Have A History Of Losses And Until We Are Able To Significantly Increase ASP Revenues We Expect Continued Losses.

     We have incurred significant recurring net losses, and has used substantial funds in its operations. For the years ended December 31, 2002 and 2003 we had net losses of $2,159,643 and $2,842,365, respectively. Our 2002 and 2003 net losses were principally attributable to our shift in focus from an on-line business to an ASP business. We expect to continue to incur losses until we are able to increase our revenues significantly from fees based on the number of ad purchases transacted through our ASP product. Our operating expenses are expected to remain constant in connection with our expanded activities. Our future profitability will depend on our ability to increase our transaction and service revenues while controlling or reducing our costs. We may not be able to achieve profitability. However, based on our current operating plan, cash on hand, our ability to control costs and our historical record of achieving financings, we believe we have sufficient resources available to see us through March 30, 2005.

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

     Our ability to grow depends significantly on our ability to attract publishers to sign-up for AdStar’s suite of products, which means having an adequate sales and marketing budget and adequate funds to continue to enhance our Web sites and ad-taking technology. If the actual cost of attracting publishers, and enhancing our Web sites and ad-taking technology are higher than projected or the revenues from our operations fall below our current expectations, we may need additional financing in the near future. In either event, if our revenues are insufficient to provide the necessary cash flow for ongoing operations, we will need to seek additional capital from public or private equity or debt sources to fund our growth and operating plans and respond to other contingencies. We may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding, which would have an adverse effect on the successful implementation of our planned business expansion.

We Are Vulnerable To Breakdowns In Service, Which Could Cause Our Customers And Prospective Customers To Lose Faith In Our Ability To Service Their Needs.

     As a business delivering certain services via the Internet, we are vulnerable to breakdowns and interruptions in Internet transmission which could disrupt our ability to provide continued and sustained support to advertisers and publishers. We have not yet suffered any serious breakdowns in service. If because of interruptions our customers and prospective customers lose faith in our ability to service their needs, they may choose more traditional means for placing their classified ads, may turn to our competition, or may choose to no longer outsource their Web-based ad-taking functions and instead perform the services in-house. If this were to occur, we would not be successful in building an on-line business. In March 2003 we entered into an arrangement with Tribune Company to build out a fully functional back-up site at their AT&T co-location in Redwood City, California. During 2003 we were able to fully test the back-up site for most of our significant operations and expect the site to be fully operational during the second quarter 2004.

Our Ability To Compete Effectively And Operate Profitably Cannot Be Assured Because Our ASP Business Competes With Established Methods For Ad-Taking.

     Our classified ad-taking processes compete with phone rooms and other established methods for ad-taking at newspapers. We are unaware of any major company that provides a centralized publisher specific ad-taking Web site services for the selection, transaction and processing of classified ads or to multiple print and on-line publication technology though many newspapers have established ad-taking capabilities on their own Web sites. Those publishers that accept and process ads by traditional means like telephone, facsimile transmission and printed copy submissions are potential competitors. Our ability to compete successfully will depend on the perceived convenience of our services, ease of use and the amount of fees we charge. In addition, companies not now in the business of providing on-line remote ad entry but possessing more capital resources than we do may seek to develop their own technology and enter into the business of offering a similar broad based, centralized on-line classified ad placement services to ours. Some of these companies could have longer operating histories, greater name recognition, larger customer bases and significantly greater technical and marketing resources than we have. As a result, they may be able to respond more quickly than we can to new or emerging technologies and can devote greater resources than we can to development, promotion and sale of their services. Faced with this type of competition, our ability to compete effectively and operate profitably cannot be assured.

Our Limited Experience May Affect Our Ability To Deal Effectively With Technological Change Which Could Materially and Adversely Affect Our Business.

     Our on-line business is characterized by:

•	rapidly changing technology;

•	evolving industry standards;

•	frequent new product and service announcements;

•	introductions and enhancements; and

•	changing customer demands.

     These market characteristics are heightened by the emerging nature of the Internet, Internet advertising, Internet transactional activity, and in particular by our limited experience and short operating history in this market. For these reasons, our future success depends on:

•	our ability to adapt the rapidly changing technologies to the needs of our advertising and publishing clients; and

•	our ability to continually improve the performance, features and reliability of our on-line services.

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

     Despite our existing trademark rights in the marks AD-STAR, ADSTAR, and Advertise123.com, the marks remain susceptible to trademark infringement due to the frequent illicit use and piracy of trademarks by “cybersquatters” on the Internet. Although we own the domain names Advertise123.com and ADSTAR.com, there remains the risk that third parties will seek to register our marks AD-STAR and Advertise123 in the other “top level” domains, e.g., .org, .net, and .gov, or that they will register close copies of our marks.

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

     The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price, as defined, of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on The Nasdaq Stock Market. If our shares of common stock are removed or delisted from The Nasdaq Small Cap Market, the security may become subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As such, the “penny stock” rules, in the event our securities are delisted from The Nasdaq Small Cap Market, may restrict the ability of stockholders to sell our common stock and warrants in the secondary market.

If We Are Unable To Satisfy Nasdaq’s Maintenance Requirements, Our Common Stock May Be Delisted From Nasdaq Which Could Impair The Liquidity And The Value Of Our Common Stock.

     While the shares of common stock met current Nasdaq listing requirements when initially listed and are currently included on Nasdaq, there can be no assurance that we will meet the criteria for continued listing. Continued listing on Nasdaq generally requires that (i) we maintain at least $2,500,000 in stockholders equity, or $35,000,000 in market capitalization, or $500,000 in net income for either the last fiscal year, or two out of the last three fiscal years, (ii) the minimum bid price of the common stock be $1.00 per share, (iii) there be at least 500,000 shares in the public float valued at $1,000,000 or more, (iv) the common stock have at least two active market makers, and (v) the Common Stock be held by at least 300 holders. If we are unable to satisfy Nasdaq’s maintenance requirements, our securities may be delisted from Nasdaq. In that event, trading, if any, in the common stock and warrants would be conducted in the over-the-counter market in the so-called “pink sheets” or the NASD’s “OTC Bulletin Board.” Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of AdStar, and lower prices for our securities than might otherwise be obtained.

Item 2. Description of Property

     Our offices are currently located in two separate facilities. The principal office in Marina del Rey, California consists of an aggregate 10,000 square feet, of which approximately 5,000 has been sub-let. Offices for our east coast wholly-owned subsidiary, Edgil Associates, Inc., are located in N. Chelmsford, Massachusetts, consisting of approximately 9,000 square feet. In July 2000, we entered into a lease consisting of approximately 1,700 square feet in Lyndhurst, New Jersey. In May 2001, we assigned all rights in this lease to Dominion Telecom, Inc., however we remain secondarily liable on this lease. In December 2002 management executed a plan to close our east coast offices, in Syosset, New York, and transfer the function performed at that location to Marina del Rey. In December 2003 we sub-let this 1,400 square foot space. These four existing leases expire on March 31, 2005, August 31, 2006, November 30, 2005 and April 30, 2005, respectively. The aggregate monthly rent, net of the current sub-leases and assignment, is approximately $11,300. We believe that if these leases are not renewed, satisfactory alternative space will be available.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On Friday, October 10, 2003 at 10:00 a.m., Pacific Time we held our 2003 Annual Meeting of Stockholders for the purpose of electing directors and independent auditors for fiscal 2003. At the meeting Leslie Bernhard, Eli Rousso, Jeffrey Baudo, Stephen Zelnick and Richard Salute were re-elected as directors of AdStar, Inc. for one year terms with 7,471,373, 7,471,373, 7,471,373, 7,486,873 and 7,483,873 votes cast in favor of their election, respectively, 17,050, 17,050, 17,050, 1,550, and 1,550 votes against, respectively and no votes were withheld. In addition, the appointment of BDO Seidman LLP as our independent auditors for fiscal 2003 was ratified with 7,479,873 votes in favor,1,550 votes against and 7,000 votes withheld.

     In January 2004, the holders of a majority of the shares of our common stock and preferred stock, voting together as one class, by written consent ratified and approved the issuance of 1,311,350 shares of AdStar common stock in connection with our acquisition of all of the assets of Edgil Associates, Inc., a Massachusetts corporation (“Edgil”) through the merger of Edgil into our wholly owned subsidiary. We provided a description of the matter voted upon by filing a Current Report on Form 8-K with the Securities and Exchange Commission on November 4, 2003 and an Information Statement further describing the matter voted upon on March 8, 2004 pursuant to the requirements of Section 14(c) of the Securities Exchange Act of 1934 and Section 228(d) of the General Corporation Law of the State of Delaware.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     (a) Market Information

     AdStar’s Common Stock is traded on The Boston Stock Exchange and The Nasdaq Small Cap Market under the symbol “ADST”. The following table sets forth, for the periods indicated, the high and low bid information for AdStar’s Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Bid Information
Price range of Common Stock	High	Low
Year Ended December 31, 2002
First quarter	$1.44	$0.45
Second quarter	$1.25	$0.63
Third quarter	$1.64	$0.75
Fourth quarter	$1.12	$0.74
Year Ended December 31, 2003
First quarter	$1.05	$0.61
Second quarter	$1.22	$0.68
Third quarter	$2.40	$1.19
Fourth quarter	$2.24	$1.50

     As of March 24, 2004, the closing bid price per share for our Common Stock, as reported on the Nasdaq Small Cap Market was $2.09.

     (b) Holders

     As of March 24, 2004, the number of record holders of the Preferred and Common Stock of AdStar was one and approximately 35, respectively. AdStar believes that there are more than 800 beneficial holders of the Common Stock.

     (c) Dividends

     The holders of Common Stock are entitled to receive such dividends as may be declared by AdStar’s Board of Directors. During the years ended 2002 and 2003, AdStar did not pay any dividends, and it does not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of AdStar’s Board of Directors and will depend on, among other factors, retained earnings, capital requirements, and the operating and financial condition of AdStar.

Recent Sales of Unregistered Securities.

     AdStar established a vendor payment plan whereby it may pay vendors who are accredited investors, as defined under Rule 215 of the Securities Act of 1933, in shares of its common stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. During 2002 and 2003, 63,000 (net of 68,000 returned) and 33,000 shares, respectively, were issued to vendors under the plan relying upon the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933 and which represented compensation of $10,000 (net of $68,000 returned) and $42,000, respectively.

     In January 2002, AdStar issued to Marina Co. a nominee of the partners of Morse, Zelnick, Rose and Lander LLP, AdStar’s legal counsel, 114,545 shares of restricted common stock, issued at fair market value as payment for $62,500 in legal services accrued in December 31, 2001 financial statements. This sale was exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

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

     In December 2002 the Board of Directors approved the sale of shares of its Series B Preferred Stock to Tribune Company for an aggregate price of $1.5 million. The sale was split into two funding segments:

     (i) In December 2002, AdStar sold 1,200,000 shares of its Series B-1 Preferred Stock to Tribune Company for an aggregate purchase price of $900,000, excluding $86,280 in costs of financing. These shares currently convert on a 1:1 basis. Shareholders of Series B-1 Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and as a single class with the Common Stock. The holders of Series B-1 Preferred Stock are entitled to one vote for each share as set forth in (i)  and (ii) below and were exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act; and

     (ii) In March 2003, AdStar sold 800,000 shares of its Series B-2 Preferred Stock to Tribune Company for an aggregate purchase price of $600,000 excluding $71,317 in costs of financing. These shares currently convert on a 1:1 basis. Shareholders of Series B-2 Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and as a single class with the Common Stock. The holders of Series B-2 Preferred Stock are entitled to one vote for each share. In addition, on March 28, 2003, in exchange for all of the Series B-1 Preferred Stock plus accrued and unpaid dividends on those shares, issued in December 2002 to Tribune Company, AdStar issued an additional 1,200,000 shares of its Series B-2 Preferred Stock to the Tribune Company.

     In March 2003, AdStar issued to Marina Co. a nominee of the partners of Morse, Zelnick, Rose and Lander LLP, AdStar’s legal counsel, 63,291 shares of restricted common stock, issued at fair market value as payment for $50,000 in legal services accrued at December 31, 2002. This sale was exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

     In September 2003 we sold through a private placement offering 1,590,000 shares of the shares of the Company’s authorized but unregistered common stock at a price of $1.25 per share. In connection with this offering the Company paid a commission consisting of $198,750 in cash and issued warrants to purchase 159,000 shares of its common stock, at $1.87. The warrants are exercisable beginning on March 31, 2004 and expire on March 31, 2009. The Company valued the warrants using the Black Scholes method, which resulted in a value of $261,169. This amount is being offset against the proceeds from the private placement as a cost of financing. The sale of these shares was pursuant to the exemption under sections 4(2) and 4(6) of the Securities Act of 1933.

     On October 21, 2003 in connection with our acquisition of all of the business and assets of Edgil Associates, Inc., a Massachusetts corporation (“Edgil”), pursuant to an Agreement and Plan of Merger, we paid $1,520,000 cash and issued 1,311,530 shares of our restricted common stock in exchange for all the outstanding capital stock of Edgil. The number of shares issued was based upon the closing price of the Common Stock on the Nasdaq SmallCap Market on October 20, 2003 and was valued at $2,111,563 based upon the average closing price of the Common Stock on the Nasdaq SmallCap Market for the 10 trading day period beginning October 14, 2003. A complete description of the merger and the merger documents can be found on the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on

November 4, 2003. The issuance of these shares was pursuant to the exemptions under sections 4(2) and 4(6) of the Securities Act of 1933.

     In November 2003, we sold 1,257,692 shares of our common stock at a price of $1.30 per share to accredited investors in a private placement offering raising gross proceeds of approximately $1,635,000 excluding $56,104 in costs of financing. This sale was exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

     In December 2003, AdStar issued to Marina Co. a nominee of the partners of Morse, Zelnick, Rose and Lander LLP, AdStar’s legal counsel, 34,615 shares of restricted common stock, issued at fair market value as payment for $45,000 in legal services provided during 2003. This sale was exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

     All shares issued in the transaction described hereinabove bore an appropriate restrictive legend.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this annual report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See “Forward-Looking Statements” following the Table of Contents of this 10-KSB. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

     In 2001 we repositioned our products, moving away from the idea of the Internet as a stand-alone business category, and moving towards the idea of the Internet as an extremely efficient and flexible communication channel. We recognized that this technology can be utilized to greatly enhance the functionality of the software we licensed to our existing customer base, as well as expand into new areas where our technology can be used to connect advertising outlets with advertisers. During 2002, we began to execute our business plan and spent virtually the entire year on successfully enhancing and integrating our existing technology and new products into the existing and new customers. While some of our historical business has migrated to our new transaction based model, it continues to be used by hundreds of recruitment agencies and volume advertisers. We anticipate continuing customer requested enhancements to our existing applications and expect to monetize the roll-outs to a greater extent in 2003 as more publications adapt the new robust applications available to them.

     In working with our customers, we recognized there was a great demand for our Web-based technology within the newspaper industry to run the online classified ad-taking abilities at our customer’s Web sites under a private label branded site concept. Therefore, we revised our business model to embrace these concepts, and we focused on the immediate needs of our customers. While doing this, we also made sure that our technology remained flexible to allow for changes as the needs of our customers change and as we develop product extensions and new lines of business based on our existing technology and expertise.

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

     In 2003 we formalized our marketing effort behind our XML Gateway. (Application Programming Interface) With third parties and publishers alike looking to incorporate classified print advertising into their applications, the Gateway proved to be an easy way to accomplish it.

     Publishers are beginning to realize the revenue potential of offering print in combination with online advertising. Being able to accomplish it has been problematic due to old legacy systems that cannot accommodate this offering. Referred to as reverse publishing, it addresses the users who currently go online to buy an online ad for a reasonable upcharge they can include a print ad in their advertising package. The strength of a combination print and online ad assures the advertiser of maximum exposure. Publishers now receive classified advertising from a myriad of sources transmitted in a myriad of ways, each offereing their own challenges to process in a quick an efficient way. The XML Gateway allows a paper to provide a common, single point of entry to whoever wants to send ads and easily drive them directly into their publishing systems.

     This year also saw the release our our new USER INTERFACE for Web based ad-taking.This new interface accommodates a variety of customized upsells for an advertiser. Included our bold headlines, borders, background shading, pictures and graphic attention getters. The user is able to create in real time an ad with a unique look and feel.

     As important as upsells are to newspapers for additional revenue, what is more important is the platform we have created that can expand to offer new and unique capabilities. The future of classifieds rest with the online side. While print classifieds are two dimensional online classifieds will offer all that technology can provide. In the future we will be able to provide sound, text messaging, voice recognition, auction function and order fulfillment for items sold etc. All these capabilities will ultimately be provided by our ever expanding suite of products. We will partner with these technologies or we will acquire to ensure our leadership role as the E-Commerce provider to the newspaper industry.

     In October of 2003 we acquired Edgil Associates, Inc. Edgil provides credit card processing to the newspaper industry. Key to their service is providing seemless integration of these transactions into billing systems and circulation systems alike. Currently operating in a license model we look forward to offering this service in a hosted environment with monthly fees and transaction fees in line with Adstar’s current model.

     Edgil’s account base offers fertile ground for cross selling opportunities for Web-based ad-taking.

     In addition to transitioning to a recurring revenue model and expanding our newspaper customers, we are now in a position to reduce our operating costs on a go forward basis. There can be no assurance that our new product offerings or the arrangement with Tribune Company will be successful in generating revenues sufficient to support our operating expenses.

     Prior to the development of our Web business, revenues had been generally sufficient to support our historic business. In developing our Web-based system we began to incur significant losses that could not be offset by the revenues generated by our historic business. These expenses caused us to incur significant losses from 1998 through 2003. Our future success is dependent upon our ability to substantially grow revenues and control costs to the point where we can fund the level of operations necessary to serve the anticipated customer base. To this end, our plans have included expanding the products and services offered to our customers by building on our proprietary software processes and unique position within the industry. We feel that there is significant opportunity to increase revenues by offering the Web software and services that we had initially developed for ourselves to print publications as an application service provider (“ASP”). In addition we have already taken steps to control or in some case reduce costs on an ongoing basis. (see Business in part I).

Results of Operations

     The following table sets forth the results of operations expressed as a percentage of net revenues.

	Year Ended December 31,
	2002	2003
Net revenues	100%	100%
Cost of revenues	49%	77%

Gross Profit	51%	23%
General and administrative expense	64%	47%
Selling and marketing expense	33%	27%
Product development costs	38%	44%
Restructuring	14%	4%
Amortization of customer list	0%	1%

Loss from operations	-99%	-100%
Other income	2%	0%
Interest income (expense)	1%	0%

Loss before taxes	-96%	-100%
Provision for taxes	—	—

Net loss	-96%	-100%

Years Ended December 31, 2003 and 2002

Revenues

     Net revenues increased to $2,834,000 in 2003 from $2,241,000 in 2002, a net increase of $593,000 or 26%. The increase in net revenue for 2003 is primarily comprised of a net increase of $554,000 or 61% in response to our strategic shift from our old software and licensing model to our application service provider (“ASP”) product, as well as a $21,000 or 8% increase in one time customization and other fees. The increase in 2003 ASP revenues is primarily comprised of a $270,000 increase in transaction volumes from existing customers, approximately $218,000 of revenues from 7 existing licensing and software customers who converted to our new transaction based ASP product during late 2002 and 2003, and a net increase of 7 new customers totaling $59,000. Licensing and software revenues increased to $1,087,000 in 2003 from $1,070,000 in 2002, a net increase of $17,000 or 2% for 2003 over 2002. The increase is primarily comprised of an increase of $245,000 from our newly acquired wholly owned subsidiary Edgil Associates, Inc. (Edgil) offset by a $45,000 decrease from 4 customers who terminated the use of our outmoded licensed fax technology as the industry continues to move toward a web-based product, offset by $168,000 from the aforementioned migration of existing customers to the ASP model and $17,000 in one-time renewal fees for 2002 not charged during 2003.

Cost of revenues

     Cost of revenue consists primarily of the costs to customize and install the AdStar software applications, configure end-user software, install Web-based ad-taking software, amortization of internally developed application modules, royalties, and co-location costs. Cost of revenues increased to $2,180,000 in 2003 from $1,107,000 in 2002, a net increase of $1,073,000 or 97%.

     The increase during 2003 was primarily related to a $883,000 one time impairment write-down of our contract web and FlexAd internally developed software applications and the reserve for direct costs of contractual obligations to service said software, primarily based on a product line evaluation undertaken in December 2003 in connection with the integration of AdStar’s Edgil acquisition and new information with respect to future revenues from customer utilization of the FlexAd software. The remaining $190,000 increase is primarily comprised of an increase in amortization of capitalized software of $250,000 related to AdStar products, an increase of approximately $89,000 related to Edgil, offset by a reduction of $71,000 in direct labor and $52,000 in hardware, and a $23,000 reduction in royalties. The increase in amortization is primarily related to our focus on the completion of our strategic development for ASP activities and for the CareerBuilder project. The reduction in direct labor and hardware are a byproduct of AdStar and industry moving from one-time customizations toward our ASP based solution. The reduction in royalties is a direct result of 4 customers terminating the use of our outmoded licensed fax technology. If the adjustment related to the impairment is excluded, the gross profit margin for 2003 would be 55% compared to 51% in 2002. The actual gross profit was 23% in 2003 compared 51% in 2002 due to the impairment write-off.

General and administrative expense

     General and administrative expense consists primarily of the cost of executive, administrative, professional fees, accounting, and finance personnel. General and administrative expenses decreased to $1,343,000 in 2003 from $1,440,000 in 2002, a net decrease of $97,000 or 7%. The net decrease was primarily related to a $150,000 reduction in legal and accounting fees, a $65,000 non-cash reduction in vendor stock compensation, a $41,000 reduction in executive reimbursements and a $22,000 one time cost associated with a accounts receivable line of credit, offset by general and administrative expense incurred by Edgil of $176,000.

     Management believes that our existing executive and administrative personnel are sufficient to allow for significant growth without the need to add significant additional systems or personnel related costs for the near future. As we continue to grow and contemplate future acquisition candidates we may need to add additional support or mid-management level staffing.

Product maintenance and development costs

     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design the required technical infrastructure, and to perform Web-site maintenance and other general routine fixes. The costs consist primarily of personnel related expenses for technical and design functions including outside consultants. Product maintenance and development expense increased to $1,242,000 in 2003 from $852,000 in 2002, a net increase of $390,000 or 46%. The increase is primarily related to the shifting and reduction of technical staffing costs from capitalized projects to product maintenance and development as we completed major software enhancement projects, primarily our infrastructure and CareerBuilder projects.

     From mid April through September 30, 2003 we had a net reduction of 7 full time equivalent technical staff. In addition during December 2003 we identified an additional 4 technical staffing positions that were eliminated on January 5, 2004. We believe this lowered level of technical staffing will be sufficient for the near future. Conversely, we may need to increase technical staffing in the short term if we obtain additional customers more quickly than currently expected or an unexpected increase in customer demand for customization projects. However, an increase in customer demand requiring an increase in technical staffing costs are generally offset by increased revenues for such services.

Selling and marketing expense

     Selling and marketing expense consists primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost for business development. Selling expense was essentially flat at $750,000 in 2003 compared to $750,000 in 2002. Although total costs are flat there was a $131,000 increase attributable to Edgil and an increase of $42,000 in tradeshows and newsletters offset by net of $173,000 reduction in sales personnel and consulting costs.The decrease in personnel and consulting fees is primarily the result of the elimination of the consulting position during June 2003 resulting in a $110,000 cost reduction of the $173,000 reduction..

     In 2004 we expect an increase in selling and marketing expenses as compared to the related periods of 2003 as we continue the development and implementation of our strategic marketing plan and continue to build upon our existing relationships with Tribune Company, Knight-Ridder, Inc., CareerBuilder, L.L.C., Manheim Interactive, Inc. and other potential strategic partners.

Restructuring costs

     Restructuring costs consists primarily of direct costs associated with repositioning our products, moving away from the idea of the Internet as a stand-alone business category, integrating our products and services with those of Edgil Associates, Inc. our newly acquired wholly owned subsidiary, and moving towards the idea of the Internet as an extremely efficient and flexible communication channel. These costs are primarily comprised of direct expensing and reserves for consolidation of personnel, equipment and associated software, as well as professional fees to more efficiently service our growing ASP applications and products.

     During 2003 we continued executing our ASP model while maintaining the existing infrastructure and personnel responsible for the historical licensing and software and portal model, while executing a formal transition plan.

     The plan contemplated among other things the closure of the New York office during 2003, a related reduction in force of 4 related to technology staff, and the abandonment of an externally created customized billing software module. In addition, during 2003 we completed the major application enhancements associated with Career Builder and other major software development projects. Accordingly, we identified an additional reduction in force of 4 technology staff and related equipment and office space.

     During 2002, management recorded direct restructuring write-offs and reserves totaling $323,000, and during 2003 we recorded an additional $125,000. The additional amounts recorded during 2003 are primarily comprised of severance and bonus of $50,000, equipment impairment write-downs of $58,000 and abandonment of office space of $16,000.

Other income (expense)

     Other income (expense) has historically been comprised of net interest income (expense). During the second quarter 2002 AdStar finalized the termination of the Kodak licensing agreement whereby Kodak returned 67,796 shares of AdStar common stock resulting in a non-cash gain of approximately $63,000.

During 2003 AdStar paid $10,000 as a termination fee to a financial consultant for a failed arrangement to secure private financing for us.

     Net interest income decreased $9,000 during 2003 compared to 2002. This decrease in net interest is attributable to a reduction in cash held in interest bearing accounts as we utilized cash to fund development projects and operating deficits, and to acquire Edgil, leaving a net lower cash account balance available in short-term time deposits and money market accounts at commercial banks, as well as an increase in interest expense during 2003 relating to capital leases and notes payable to the former founders of Edgil.

     We are currently in a loss carry-forward position for federal income taxes, primarily due to the operating losses incurred through December 31, 2003. The federal net operating loss carry-forwards balance as of December 31, 2003 was approximately $15,431,000, compared to $9,653,000 in the prior year. The net operating loss carry-forward is available to offset future taxable income through 2020.

     Our net operating loss carryforwards may be limited due to ownership changes as defined under section 382 of the internal revenue code of 1986.

     The major temporary tax differences that are expected to reverse next year are deferred revenue, allowance for doubtful accounts, and accrued vacation. However, we expect new temporary differences to be established in these years, which will either reduce or exceed the reversing temporary differences.

     We evaluate annually the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results, and the reversal of temporary tax differences. At December 31, 2003, we evaluated the net deferred tax asset, taking into consideration operating results, and determined that a valuation allowance of $5,302,000 should be maintained.

Liquidity and Capital Resources

     Prior to 1999 we financed our business primarily from cash generated by operations. Subsequently, we have financed our business through a combination of cash generated from operations and debt and equity financing. In 2003 and 2002, we raised net proceeds of $2,622,000 and $3,831,000, respectively, in equity and debt financings to fund operations and enhance and expand the product line we provide our customers, including the acquisition of Edgil.

     As of December 31, 2003, we had cash and cash equivalents of approximately $2,092,000 compared to $1,115,000, including $175,000 in restricted cash, as of December 31, 2002 a combined net increase of $977,000. The net increase in cash and cash equivalents and cash resulted from net proceeds of $4,230,000, net of a $175,000 decrease in restricted cash, from financing activities offset by $797,000 used in operations and $2,281,000 used in investing activities, of which $1,558,000 was used to acquire Edgil and $729,000 was to enhance our ASP products and services.

     Net cash used in operations during 2003 was approximately $797,000 compared with $533,000 during 2002, a $264,000 increase. The increase in cash used in operations is primarily the result of a $390,000 increase in product maintenance and development costs offset by $150,000 in legal and accounting fees. The increase in product maintenance and development is primarily related to the shifting and reduction of technical staffing costs from capitalized projects to product maintenance and development as we completed major software enhancement projects, primarily our infrastructure and CareerBuilder projects. The reduction in legal and accounting fees is a result of a renegotiation of recurring legal costs and the change in Auditors from PricewaterhouseCoopers, LLP to BDO Seidman, LLP.

     Net cash used in investing activities increased to $2,281,000 during 2003 compared with $1,537,000 during 2002. The increase of $744,000 is primarily the result of our using $1,558,000 to acquire Edgil offset by a $603,000 reduction in costs to enhance our existing ASP software. During 2003 we completed all major aspects of the CareerBuilder agreement, and expect a significant reduction in ongoing upgrades and enhancements of existing software during the first quarter of 2004 by AdStar. As part of the integration of Edgil and the ongoing restructuring and repositioning of our products and services we anticipate some material product enhancements as a joint arrangement between AdStar and Edgil. These enhancements will most likely be handled by and recorded in Edgil. Such enhancements are contemplated to include the conversion of Edgil’s EdgeCapture payment processing software from a stand-alone server based application to a web-based application available to all AdStar and Edgil customers, as well as new customers. In addition we are likely to recommit to convert AdStar’s historical server based contract application to a web-based application as well.

     Net cash provided by financing activities increased to $4,230,000 during 2003 compared with $2,599,000 during 2002. The 2003 proceeds were primarily comprised of net proceeds $3,303,000 from the closing of 2 private placements during September and December 2003, net proceeds from the issuance of $529,000 of Series B-2 Preferred Stock to Tribune Company in March 2003, net proceeds of $253,000 from the exercise of options and warrants from June through December 2003 and the release of $174,000 of restricted cash in March 2003. The proceeds were offset by $29,000 in principal repayments of capital leases.

     At December 31, 2003, we had an accumulated deficit of $14,166,000. We have incurred significant recurring net losses for the years ended December 2002 and 2003 of $2,160,000 and $2,842,000. Our 2002 and 2003 net losses were principally attributable to our shift in focus from an on-line business to an ASP business. We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP product. We believe cash on hand of $2,092,000 at December 31, 2003 coupled with our recent acquisition of Edgil, which is currently generating positive cash flows, AdStar’s reduction in personnel at the beginning of January 2004 and expected increase in revenues from our continued success in growing our ASP business will generate sufficient capital to meet our cash needs through the next twelve months. We are in the process of closing an additional $1,500,000 in convertible debt during the second quarter of 2004 to further enhance our ability to grow organically and position us to take advantage of additional strategic acquisitions and revenue sharing arrangements should they present themselves

     We are optimistic that our growing ASP business will continue to be accepted in the marketplace. However, our ability to sell ASP business products and service offerings during the current year may be hampered by the current unstable climate in the advertising market, the geo-political climate, including the war in Iraq, and state of the economy in general. These factors, coupled with unproven ability of our newly acquired subsidiary, Edgil, to continue to generate positive cash flow, possible competition from other vendors, the extended selling cycle in our industry, and customer delays in customization and implementations, could delay our ability to increase revenue to a level sufficient to cover our expenses.

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

New accounting pronouncements

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), effective for exit or disposal activities initiated after December 31, 2003. SFAS 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS 112, Employer’s Accounting for Post employment Benefits, and asset impairments governed by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of SFAS 146 did not have a material impact on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation — an Amendment of SFAS No. 123 (“SFAS 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will retain the intrinsic method of accounting for stock based awards granted to employees and make the required disclosures.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are currently effective and did not affect our financial position and results of operations. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity’s financial statements. This interpretation also applies, beginning July 1, 2003 for the Company, to all variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. We adopted provisions of FIN 46 and determined there was no effect on our financial position and results of operations.

     In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB interpretation number (FIN) 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We have no derivative contracts and accordingly the adoption of SFAS 149 does not have a material impact on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150. Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 will be addressed in the next phase of the project. The adoption of SFAS No. 150 does not have a material impact on our consolidated financial position, results of operations or cash flows.

     In November 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” related to the separation and allocation of consideration for arrangements that include multiple deliverables. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenues to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 does not have a material impact on our financial statements at this time.

     On December 17, 2003, the SEC’s Office of the Chief Accountant and Division of Corporation Finance issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition. The SAB updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins (SAB 103 codification) in order to make the guidance consistent with current authoritative accounting literature. The principal revisions relate to the incorporation of certain sections of the staff s FAQ document on revenue recognition into Topic 13. We do not expect the adoption of SAB 104 to have a material effect on our financial statements.

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

Revenue Recognition

We derive revenue from several products and services as follows:

ASP revenue – We receive revenue by providing an application service provider (“ASP”) product that allows customers to use our software applications on a “shared system” over the Internet. This technology is a publisher-specific ad-taking Web site service that offers visitors to a newspaper’s Web page the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. We receive monthly fees for hosting the transactions and providing customer support, and recognizes the fees ratably over the contract period.

Web site revenue – The Company receives revenue from fees charged to customers who transact business on the Advertise123.com Web site. This site permits the general public to plan, schedule, compose and purchase advertising from many print and on-line publishers. Under the guidance provided by the Securities Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition” and the Emerging Issues Task Force (“EITF”) Abstract No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), we are, in substance, acting as an agent for the publishers and therefore recognizes as revenue only the net fees realized on the transactions. We recognize revenue on a per-transaction basis when the ad is placed through their system and collection from the customer is probable.

Licensing and Software; Customization and other revenues — We generate revenue from technology service contracts that generally contain multiple elements such as software customization services, monthly fees and post-contract customer support (PCS). Revenue from these arrangements is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions”. Accordingly, revenue is allocated to each element within the contract based on the relative fair values of those elements using vendor specific objective evidence. Revenue from monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement. Revenue from software customization services is recognized as the services are performed, using a percentage of completion methodology based on labor hours. We also provide customization services at the customers’ request and recognizes revenue as the services are performed, using a percentage of completion methodology based on labor hours.

Deferred revenue consists primarily of deferred revenues from long-term License and Software contracts, PCS maintenance arrangements prepaid annually and customization and other revenues billed and paid in advance. Revenues from upfront license fees, monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement, licenses and maintenance generally range from month–to-month up to 10 years on historical AdStar and 25 years and 3 to 5 years on historical Edgil, respectively. Deferred revenue on the 25-year license arrangements are $106,000, PCS contracts paid in advance and prepaid customer deposits are $80,000 for year ended December 31, 2003. Revenue from software customization services is recognized upon the completion of services. As part of the integration of Edgil into AdStar’s business model we are currently offering new Edgil contracts on terms and conditions similar to AdStar, generally one year or less in duration.

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

Software Development Costs

Costs to establish the technological feasibility of software applications developed by us are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, we capitalizes a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. During the year we capitalized $635,000, amortized $627,000, expensed $1,242,000 in capitalized software development and maintenance costs. In addition during the December 2003 we wrote off $883,000 in capitalized software costs, including an additional $185,000 estimated loss on the related customer contracts.

Warranties and Product liability

We warrant that our products conform to their respective functional specifications. Our customized software products, ASP application products and Software License Agreements are warranted to perform as designed. Such warranties are extended throughout the term of extended service agreements that clients enter into with us. Direct costs associated with the initial period of service have been insignificant and are generally covered by upfront fees.

We currently carry product liability insurance. We believe the amount of insurance is adequate to cover its risks. To further mitigate its risks, ours standard service agreement expressly limits its liabilities and warranties of its products and services in accordance with accepted provisions of the Uniform Commercial code as adopted in most states.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts using estimates that we make based on factors we believe appropriate such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If we used different assumptions, or if the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for doubtful accounts would be required and would increase our bad debt expense.

Contractual Obligations, Commitments and Contingencies

     We have contractual obligations and commitments primarily with regards to employment agreements for 3 of our executives, certain non-cancelable operating lease obligations for office space and equipment, and capital lease obligations for computer equipment and office furniture.

     The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2003:

	Payments due by Period
				Beyond
Contractual obligations	2004	2005	2006–2008	2008	Total
Employment agreements (1)	$785,300	$425,600	$212,800	$—	$1,423,700
Capital Lease commitments	39,251	19,465	126	—	58,842
Operating lease commitments (2)	413,695	207,708	59,382	—	680,785
Loans from stockholders	21,000	21,000	21,000	—	63,000

	$1,259,246	$673,773	$293,308	$—	$2,226,327

(1)	Includes employment agreements entered into puruant to the Merger agreement whereby the two stockholders of Edgil entered into employment agreements, each receives a monthly salary of $7,000 for six months commencing October 21, 2003.

(2)	Excludes sublet office agreement of $2,400 and $11,000 per month through April and May 2005 respectively.

Item 7. Financial Statements

     See Index to Financial Statements below, beginning on page F-1.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     Previously reported on a Current Report on Form 8-K filed with the Securities Exchange Commission on February 24, 2003.

Item 8A. Controls And Procedures

     a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

     b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the Company’s fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Our executive officers and directors and their respective ages are as follows:

			Director
Name	Age	Position	Since
Leslie Bernhard	59	President, Chief Executive Officer and Director	1991

Eli Rousso	67	Executive Vice President, Chief Technology Officer, Secretary, Treasurer, and Director	1991

Jeffrey Baudo	57	Senior Vice President, Chief Operating Officer, and Director	2001

Anthony J. Fidaleo	45	Vice President and Chief Financial Officer

Stephen A. Zelnick (1)	66	Director	2002

Richard Salute (1)(2)	58	Director	2003

(1)	Members of the compensation committee and the audit committee of the Board of Directors.

(2)	Mr. Salute was elected to AdStar’s Board in January 2003.

     Leslie Bernhard, one of our co-founders, has served as our President and Chief Executive Officer since the organization of our predecessor in 1986. Ms. Bernhard holds a B.S. degree from St. John’s University. Ms. Bernhard is the sister of Mr. Baudo.

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

     Anthony J. Fidaleo joined us as Chief Financial Officer in June 2002 and became Vice President of Finance in September 2002. Prior to joining AdStar, Mr. Fidaleo served in a consulting capacity, as acting Chief Financial Officer or Vice President Controller, over the past 5 years primarily servicing the technology sector with Companies such as Autobytel.Inc. and L90. Inc. Between 1992 and 1997 Mr. Fidaleo served as Chief Financial Officer of privately held national companies American Dawn, Inc. and Vagabond Inns, Inc. Mr. Fidaleo was in public accounting from 1982 through 1992, primarily with BDO Seidman, LLP where he attained the level of audit senior manager. Mr. Fidaleo is a CPA and holds a B.S. degree in Accounting from California State University at Long Beach.

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

     Richard Salute, a director, has been a partner in J.H. Cohn, a public accounting firm, since February 2004. Previously, since January 2002, he was a private investor. Prior thereto he was a partner with Arthur Andersen for more than five years. Mr. Salute has been nominated to the Board of Directors of Copytel, Inc., a developer and distributor of flat panel displays and encryption devices. He is a Certified Public Accountant, licensed to practice in New York, New Jersey and Connecticut. Mr. Salute holds a B.A. degree from Adelphi University.

     All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

     AdStar’s Board of Directors has established compensation and audit committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of AdStar, reviews general policy matters relating to compensation and benefits of employees of AdStar, and administers the issuance of stock options to AdStar’s officers, employees, directors and consultants. The Audit Committee meets with management and AdStar’s independent auditors to determine the adequacy of internal controls and other financial reporting matters.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires AdStar’s officers and directors, and persons who own more than ten percent (10%) of a registered class of AdStar’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish AdStar with copies of all Section 16(a) forms they file.

     To the best of AdStar’s knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, AdStar believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2003 with the following exceptions: (i) Richard Salute, a Non-employee Director, did not timely file his Initial Statement of Beneficial Ownership of Securities on Form 3; (ii) Anthony J. Fidaleo, our Chief Financial Officer, did not timely file one Change in Beneficial Ownership on Form 4. With respect to any former directors, officers, and ten percent (10%) stockholders of AdStar, AdStar does not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

Audit Committee Financial Expert

     The Board has determined that Richard Salute qualifies as our “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B, and “independent” as that term is used in Item 7 (d) (3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of ethics is posted on our website at www.adstar.com and is filed as Exhibit 14.1 to this report.

Item 10. Executive Compensation.

     The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2001, 2002 and 2003 by our (i) Chief Executive Officer, and (ii) executive officers, other than the CEO, whose salary for the 2003 fiscal year as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”).

Summary Compensation Table

			Annual
			Compensation	Long-Term Compensation
				Awards	Payouts
				Common Stock	All Other
				Underlying Options	Compensation
Name and Principal Position	Year		Salary ($)	(#)	($)
Leslie Bernhard,	2003		$212,800	0	$0
President & Chief Executive	2002		$211,250	150,000	0
Officer	2001		251,680	100,000	0
Eli Rousso	2003		$212,800	0	$0
Executive Vice President &	2002		$209,450	150,000	0
Chief Technology Officer	2001		240,371	100,000	0
Jeffrey Baudo	2003		$191,700	0	$0
Chief Operating Officer	2002		$191,700	150,000	0
	2001	(1)	197,872	100,000	0
Anthony J. Fidaleo	2003		$125,000	20,000	$0
Vice President Finance &	2002	(2)	65,104	30,000	0
Chief Financial Officer

(1)	Since commencement of employment on January 22, 2001.

(2)	Since commencement of employment on June 24, 2002

Stock Options

     The following tables show certain information with respect to incentive and non-qualified stock options granted in 2003 to the Named Executives under AdStar’s 1999 Stock Option Plan who received options and the aggregate value at December 31, 2003 of such options. The per share exercise price of all options is equal to the fair market value of a share of Common Stock on the date of grant. No options granted to any Named Executives have been exercised.

Option Grants in 2003

Individual Grants of Options

	Number of
	Shares of	Percent of Total
	Common Stock	Options Granted
	Underlying	to Employees in	Exercise Price
Name	Option #	2003	($/Sh)	Expiration Date
Anthony J. Fidaleo (1)	20,000	5.9%	$2.06	December 2008

(1)	The options vest 1/3 on the each of the 3 one-year anniversary dates of the grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Shares Underlying		Dollar Value of Unexercised
	Number of Shares	Dollar Value	Unexercised Options at fiscal		In-the-Money Options at fiscal
	Underlying	Realized on	Year-End(1)		Year-End(1)
Name	Options Exercised	Exercise	Exercisable	Nonexercisable	Exercisable	Nonexercisable
Leslie Bernhard	—	$—	250,000	—	$84,514	$—
Eli Rousso	—	$—	250,000	—	$84,514	$—
Jeffrey Baudo	—	$—	216,667	33,333	$85,667	$20,593
Anthony J. Fidaleo	—	$—	10,000	40,000	$5,239	$10,478

(1)	Based on the closing price of the AdStar’s common stock on December 31, 2003 of $2.00.

Employment Contracts

     On July 1, 2002, AdStar entered into four-year employment agreements with each of Leslie Bernhard and Eli Rousso. Their prior agreements expired on June 30, 2002. Pursuant to her employment agreement, Leslie Bernhard was retained as our Chief Executive Officer and her total annual compensation was reduced to $212,800. Pursuant to his employment agreement, Eli Rousso was retained as our Executive Vice President and his total annual compensation was reduced to $212,800. Each agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement, separation and disability plans for employees or executives and for participation in other employee benefits applicable to employees and executives of AdStar. Each agreement further provides for fringe benefits which commensurate with the executive’s duties and responsibilities. Under each agreement, employment may be terminated by us with cause or by the executive with good reason. Termination by us without cause, or by the executive for good reason, would subject us to liability for liquidated damages in an amount equal to the terminated executive’s base salary for the remaining term of his or her employment agreement or 12 months, whichever is greater.

     In January 2001, AdStar entered into a 2-year employment contract with Mr. Jeffrey Baudo. Pursuant to his employment agreement, Mr. Baudo was retained as our Chief Operating Officer at an annual rate of $213,000 per year, and granted options to purchase 100,000 shares of AdStar’s common stock. Subsequently, as of July 1, 2002, Mr. Baudo agreed to an amendment to employment agreement reducing his annual rate of compensation to $191,700. Mr. Baudo’s contract was extended for one year with successive one year terms for the same salary under essentially the same terms and conditions, effective January 22, 2003. Mr. Baudo is the brother of Leslie Bernhard.

     Pursuant to the Merger agreement the two stockholders of Edgil entered into employment agreements whereby each receives a monthly salary of $7,000 for six months from October 21, 2003.

Compensation of Directors

     In 2003, one of our non-employee directors received options to purchase 75,000 shares of our common stock exercisable at the fair market value on the date of grant. 50,000 options vest on the date of grant and 25,000 on the 1st anniversary of the date of grant, provided the grantee is still a director on such date.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table, together with the accompanying footnotes, sets forth information, as of March 24, 2004, regarding stock ownership of all persons known by AdStar to own beneficially more than 5% of AdStar’s outstanding Common Stock, Named Executives, all directors, and all directors and officers of AdStar as a group:

	Shares of
	Common Stock
	Beneficially	Percentage of
Name of Beneficial Owner (1)	Owned (2)	Ownership
Leslie Bernhard (3)	860,054	6.6%
Eli Rousso (3)	887,891	6.8%
Jeffrey Baudo (4)	253,800	2.0%
Anthony J. Fidaleo (8)	10,000	*
Stephen A. Zelnick (5)	149,477	1.2%
Richard Salute(9)	75,000	1.0%
Chester L. F. Paulson (6)	1,727,499	13.8%
Tribune Company (7)	3,443,457	21.3%
Edward P. Hopey	655,765	5.2%
Gilbert Wolsky	655,765	5.2%
All Directors and Officers (8 persons) as a group	2,256,307	17.5%

*	less than 1%

(1)	The addresses of the persons named in this table are as follows: Leslie Bernhard, Eli Rousso, Jeffrey Baudo, and Anthony Fidaleo, c/o AdStar, Inc., 4553 Glencoe Avenue, Suite 325, Marina del Rey, CA 90292; Stephen A. Zelnick, c/o Morse Zelnick, Rose & Lander, 405 Park Avenue, New York, NY 10022; Richard Salute, 7 Lori Court, Woodbury, New York, 11797; Chester L. F. Paulson, c/o Paulson Capital Corp. 811 SW Naito Parkway, Suite 200, Portland, OR 97204; Tribune Company, 435 N. Michigan Ave. Chicago IL, Attn: General Counsel; and Edward P. Hopey and Gilbert Wolsky, c/o Edgil Associates, Inc., 15 Tyngsboro Road, North Chelmsford, Massachusetts 01863.

(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from January 30, 2004 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. On January 30, 2004, 12,802,928 shares of Common Stock were outstanding.

(3)	Includes an aggregate of 110,054 shares in respect of which Ms. Bernhard and Mr. Rousso have voting power. Additionally, Ms. Bernhard and Mr. Rousso each have options to purchase 100,000 and 150,000 shares of AdStar common stock at $0.81 and $0.60 per share, respectively, exercisable within 60 days.

(4)	Consists of options to purchase 100,000 and 150,000 shares of AdStar common stock, at $1.25 and $0.60 per share, exercisable within 60 days.

(5)	Includes: (i) options to purchase 50,000 shares of common stock of AdStar, at $0.60 per share, and warrants to purchase 25,000 shares of AdStar common stock, at $1.07 per share, exercisable within 60 days; and (ii) 24,477 shares of common stock of AdStar which represents Mr. Zelnick’s proportionate interest in 97,906 shares beneficially owned by a nominee of Morse, Zelnick, Rose & Lander, LLP, of which Mr. Zelnick is a member. The filing of this report shall not be construed as an admission that Mr. Zelnick is the beneficial owner of any of the shares owned by the nominee for the purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.

(6)	Consists of 919,183 shares of common stock of AdStar and the currently exercisable common stock purchase warrants listed below:

(i)	24,116 exercisable at $0.75

(ii)	350,000 exercisable at $1.07

(iii)	165,200 exercisable at $1.80

(iv)	80,000 exercisable at $1.87

(v)	139,000 exercisable at $7.20

(vi)	50,000 exercisable at $9.00

(7)	Consists of 1,443,457 shares of Series A and 2,000,000 of Series B-2 Preferred Stock, which currently convert into Common Stock on a 1 for 1 basis.

(8)	Consists of options to purchase 10,000 shares of common stock of Adstar at $1.06 per share, exercisable within 60 days.

(9)	Consists of options to purchase 75,000 shares of common stock of Adstar at $0.94 per share exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

     To attract and retain the personnel necessary for our success, we adopted our 1999 Stock Option Plan (the “Plan”) and reserved 1,500,000 shares of stock for future grants under it. Pursuant to the Plan, our officers, directors and key employees and consultants are eligible to receive grants of incentive and/or non-incentive stock options covering up to 1,500,000 shares of Common Stock. The purpose of the Plan is to provide a flexible framework that permits the Board to develop and implement stock-based incentive compensation programs based on changing needs in our competitive market. In addition, the Plan provides that the maximum term for options granted under the plan is 10 years and that the exercise price for the options may not be less than the fair market value of our Common Stock on the date of grant. Options granted to stockholders owning more than 10% of our outstanding Common Stock must be exercised within five years from the date of grant and the exercise price must be at least 110% of the fair market value of our Common Stock on the date of the grant.

     The following table summarizes as of December 31, 2003 the (i) options granted under the Plan and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside the Plan. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be	Weighted-average	compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
	warrants and rights	warrants and rights	(a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	1,139,619	$1.05	285,687
Equity Compensation Plans Not Approved By Security Holders	909,000	$2.97	201,882 (1)

Total	2,048,619	$1.90	487,569

(1)	Reflect shares of AdStar Common Stock under the Vendor Plan described below.

The equity compensation not approved by security holders referred to in the table above includes:

     • Grants of an aggregate of 180,000 non-qualified Common Stock purchase options to certain consultants for Investor Relation services and to our non-employee directors for their services. The details of the grants are as follows: (1) 25,000 options to a consultant exercisable at $10.00 per share, expiring in March 2005, (2) 30,000 options to a consultant exercisable at $1.99 per share, expiring in November 2008, (3) 50,000 options exercisable at $0.60 per share, expiring on the earlier of thirty days from such directors termination of his position or January 27, 2007 and (4) 75,000 options exercisable at $0.94 per share, expiring on the earlier of thirty days from such directors termination of his position or on January 28, 2008.

     • An issuance of 50,000 Common Stock Purchase warrants exercisable at $2.00 per share, expiring on October 1, 2005, to a consultant for services to be rendered.

     • Issuances of an aggregate of 679,000 Common Stock Purchase warrants for services rendered by the Underwriter in our public offerings, and the Placement Agent in our private offerings, of securities. The details of the warrants are as follows: (1) 200,000 Common Stock Purchase warrants exercisable at $7.20 per share, expiring on December 16, 2004; (2) 200,000 Common Stock Purchase warrants exercisable at $1.80 per share, expiring on September 25, 2005; (3) 120,000 Common Stock Purchase warrants exercisable at $0.75 per share, expiring on January 16, 2007; and (4) 159,000 Common Stock Purchase warrants exercisable at $1.87 per share, expiring on March 31, 2009.

     • In addition we established a plan (the “Vendor Plan”) to pay vendors, who are accredited investors (as defined under Rule 215 of the Securities Act of 1933), in shares of our Common Stock, valued at fair market value, for goods or services. Up to 400,000 shares may be issued under the Vendor Plan. Under the Vendor Plan, as of December 31, 2003, an aggregate of 199,661 shares of Common Stock had been issued leaving 201,882 shares available for future issuance.

Item 12. Certain Relationships and Related Transactions

     In January 2002, AdStar issued to Marina Co. a nominee of the partners of Morse, Zelnick, Rose and Lander LLP, (a related party) AdStar’s legal counsel, 114,545 shares of restricted common stock, at fair market value as payment in full for $62,500 legal expenses accrued at December 31, 2002. In January 2002, the Company sold an additional 300,000 shares of common stock at a price of $0.50 per share. These shares were sold as part of a 1,300,000 share private placement made pursuant to Sections 4(2) and 4(6) of the Act, of which 1,000,000 were sold prior to December 31, 2002. In connection with this offering the Company issued warrants to purchase 130,000 shares of its common stock, at $0.75 as part of the placement agent fees, of which 22,137 were issued to Paulson Investment Company, Inc. The warrants expire on January 16, 2007. Also, in connection with this offering AdStar paid $65,000 to Paulson Investment Company, Inc., which Chester Paulson is the controlling shareholder, as part of the placement agent fees.

     In January 2002, AdStar issued to Marina Co. a nominee of the partners of Morse, Zelnick, Rose and Lander LLP, (a related party) AdStar’s legal counsel, 114,545 shares of restricted common stock, at fair market value as payment in full for $62,500 legal expenses accrued at December 31, 2002. In January 2002, the Company sold an additional 300,000 shares of common stock at a price of $0.50 per share. These shares were sold as part of a 1,300,000 share private placement made pursuant to Sections 4(2) and 4(6) of the Act, of which 1,000,000 were sold prior to December 31, 2002. In connection with this offering the Company issued warrants to purchase 130,000 shares of its common stock, at $0.75 as part of the placement agent fees. The warrants expire on January 16, 2007

     In March 2002, the Board of Directors approved the sale of 1,443,457 shares of our Series A Preferred Stock to Tribune Company for an aggregate purchase price of approximately $1.8 million. These shares carry a liquidation preference that includes a dividend of 7% per year available only upon liquidation and currently convert on a 1:1 basis. Shareholders of Series A Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and vote as a single class with the shareholders of our Common Stock. The holders of Series A preferred stock are entitled to one vote for each share of common issuable upon conversion.

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

     In September 2003 the Company sold through a private placement offering 1,590,000 shares of its common stock to accredited investors, raising $1,987,500 in capital. In connection with this offering the Company paid a commission consisting of $198,750 in cash to Paulson Investment Company, Inc., which Chester Paulson is the controlling shareholder, as part of the placement agent fees, and issued warrants to purchase 159,000 shares of its common stock, of which 88,505 were issued to Paulson Investment Company, Inc. and 17,448 were issued to Chester Paulson.

     In December 2003, AdStar issued to Marina Co. a nominee of the partners of Morse, Zelnick, Rose and Lander LLP, AdStar’s legal counsel, 34,615 shares of restricted common stock, issued at fair market value as payment for $45,000 in legal services provided during 2003.

Item 13. Exhibits, List and Reports on Form 8-K

(a) Exhibits:

Exhibit
No.	Description
2.1	Agreement and Plan of Merger dated October 21, 2003(1)

3.1	Certificate of Incorporation of AdStar (2)

3.1a	Amendment to Certificate of Incorporation, as filed with the Secretary of State of Delaware on July 11, 2001 (3)

3.1b	Series A Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 15, 2002 (4)

3.1c	Series B-1 Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on December 20, 2002, effective December 23, 2002 (5)

3.1d	Series B-2 Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 28, 2003, effective March 28, 2003(6)

3.2	By-Laws of AdStar (2)

4.1	Specimen Stock Certificate (2)

4.2	Revised Form of Underwriter’s Warrant (7)

Exhibit
No.	Description
4.3	Form of 5-year warrant issued in the Private Placement of units on April 6, 2001 (8)

4.4	Form of 5-year warrant issued in connection with the Private Placement of AdStar Common Stock during the period of October 2001 through January 2002(9)

4.5	Form of 3-year warrant issued to C.C.R.I. Corporation in connection with an agreement between it and AdStar, dated as of October 2, 2001(9)

4.6	Form of 5-year warrant issued in connection with the Private Placement of AdStar Common Stock in September 2003 (10)

4.7	Registration Rights Agreement by and among the Company and the Edgil Stockholders, dated October 21, 2003 (11)

10.1	1999 Stock Option Plan (2)

10.2	Employment Agreement between AdStar and Leslie Bernhard (6)

10.3	Employment Agreement between AdStar and Eli Rousso (6)

10.4	Employment Agreement between AdStar and Jeffrey Baudo(6)

10.5	Series A Preferred Stock Purchase Agreement, dated March 18, 2002, by and between AdStar, Inc. and Tribune Company(4)

10.6	Software Development and Deployment Agreement, dated March 18, 2002, by and between AdStar, Inc. and Tribune Company(4)

10.7	Registration Rights Agreement, dated March 18, 2002, by and between AdStar, Inc. and Tribune Company (4)

10.8	Governance Agreement, dated March 18, 2002, by and among AdStar, Inc., Leslie Bernhard, Eli Rousso and Tribune Company(4)

10.9	Series B Preferred Stock Purchase Agreement, dated December 23, 2002, by and between AdStar, Inc. and Tribune Company(5)

10.10	Second Software Development and Deployment Agreement, dated December 23, 2002, by and between AdStar, Inc. and Tribune Company(5)

10.11	Amended and Restated Registration Rights Agreement, dated December 23, 2002, by and between AdStar, Inc. and Tribune Company (5)

10.12	Amended and Restated Governance Agreement, dated December 23, 2002, by and among AdStar, Inc., Leslie Bernhard, Eli Rousso and Tribune Company (5)

14.1	Code of Ethics*

16.1	Letter from PricewaterhouseCoopers LLP dated February 20, 2003.(12)

20.1	Notification to AdStar, Inc. stockholders of action taken by written consent of the holders of a majority of outstanding shares (13)

21.1	Subsidiaries*

22.1	Published reports containing information called for by Item 4 of Part I of this report (See Exhibit 20.1 above)*

23.1	Consent of BDO Seidman, LLP *

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Notes to exhibits
*	Filed herewith

(1)	Filed on November 4, 2003 as an exhibit with the same number to Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on October 1999 as an exhibit with the same number to Registration Statement on Form SB-2 (No. 333-84209), and incorporated herein by reference.

(3)	Filed as an exhibit to Quarterly Report on Form 10QSB for the period ended September 30, 2001 and incorporated herein by reference.

(4)	Filed on March 25, 2002 as an exhibit to the Current Report on Form 8-K filed and incorporated herein by reference.

(5)	Filed on December 31, 2002 as an exhibit to the Current Report on Form 8-K filed and incorporated herein by reference.

(6)	Filed as an exhibit to the Annual Report on Form 10KSB for the period ended December 31, 2002 and incorporated herein by reference.

(7)	Filed in September 2000 as an exhibit with the same number to Registration Statement on Form SB-2 (No. 333-43408) and incorporated herein by reference.

(8)	Filed on May 10, 2001 as an exhibit to Registration Statement on Form S-3 No. 333-60664 and incorporated herein by reference.

(9)	Filed on January 24, 2002 as an exhibit to Registration Statement on Form S-3 No. 333-81338 and incorporated herein by reference.

(10)	Filed on October 16, 2003 as an exhibit with the same number to Registration Statement on Form S-3 (No. 333-109757) and incorporated herein by reference.

(11)	Filed on November 4, 2003 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.

(12)	Filed on February 24, 2003 as an exhibit to the Current Report on Form 8-K filed and incorporated herein by reference.

(13)	Filed on March 9, 2004 by a Schedule 14C Information Statement.

(b) Reports on Form 8-K:

(i)	On October 16, 2003, AdStar filed a Current Report on Form 8-K in accordance with Item 5 of such report;

(ii)	On November 4, 2003, AdStar filed a Current Report on Form 8-K in accordance with item 2 of such report; and

(iii)	On January 5, 2004, AdStar filed a Current Report on Form 8-K/A in accordance with item 2 of such report;

Item 14. Principal Accountant Fees and Services

     The aggregate fees billed by our principal accounting firm, BDO Seidman, LLP, for fees billed for fiscal years ended December 31, 2003 and 2002 are as follows:

	2003		2002(1)
Audit fees	$90,611		$81,867
Audit related fees	41,586	(1)	37,983

Total audit and audit related fees	$132,197		$119,850
Tax fees	6,900		7,598
All other fees	—		—

Total fees	$139,097		$127,448

     (1) Includes fees paid to PricewaterhouseCoopers LLP.

Audit-Related Fees

     Audit Related Fees set forth in the table above consist primarily of consulting on regulatory filings, acquisition audits of EDGIL, and consulting and research on specific accounting issues that pertained to our on-going operations and the audit, including, technical research associated with revenue recognition, preferred and common financings, and purchase accounting rules.

Tax Fees

     The Tax Fees set forth in the table above are the aggregate fees paid by us for tax services including, the preparation of corporate tax returns.

All Other Fees

     All other fees were zero for the periods presented.

     Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

Audit Committee Pre-Approval Policies and Procedures

     The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdStar, Inc.
By:	/s/ Leslie Bernhard
Leslie Bernhard,
President and Chief Executive Officer

Date: March 30, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004.

Signature	Title
Principal Executive Officer

/s/ Leslie Bernhard	President and Chief Executive Officer and Director

Leslie Bernhard

Principal Financial Officer

/s/ Anthony J. Fidaleo	Chief Financial Officer

Anthony J. Fidaleo

Directors

/s/ Eli Rousso	Director

Eli Rousso

/s/ Jeffrey Baudo	Director

Jeffrey Baudo

/s/ Stephen Zelnick	Director

Stephen Zelnick

/s/ Richard Salute	Director

Richard Salute

Report of Independent Certified Public Accountants

Board of Directors
Adstar, Inc. and Subsidiary
Marina del Rey, California

We have audited the accompanying consolidated balance sheet of Adstar, Inc. and Subsidiary (the “Company”) as of December 31, 2003 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adstar, Inc. and Subsidiary at December 31, 2003, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Los Angeles, California
March 5, 2004

AdStar, Inc. and Subsidiary
Consolidated Balance Sheet
As of December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$2,092,477
Accounts receivable, net of allowance for doubtful accounts of $84,470	339,871
Notes receivable from officers — current portion	7,589
Prepaid and other current assets	121,738

Total current assets	2,561,675
Notes receivable from officers, net of current portion	232,356
Property and equipment, net	142,451
Capitalized and purchased software, net	1,927,969
Intangible assets, net	1,490,439
Goodwill	2,161,454
Other assets	37,656

Total assets	$8,554,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$164,513
Due to publications	1,083,973
Accrued expenses	1,028,914
Deferred revenue and customer deposits – current portion	83,904
Loans from stockholders — current portion	19,608
Capital lease obligations — current portion	31,715

Total current liabilities	2,412,627
Deferred revenues, net of current portion	105,869
Loans from stockholders, net of current portion	43,392
Capital lease obligations, net of current portion	18,285

Total liabilities	2,580,173

Commitments and contingencies (Note 15)
Stockholders’ equity:
Convertible Preferred stock, par value $0.0001; authorized 5,000,000 shares; issued and outstanding:
Series A, 1,443,457 issued and outstanding; liquidation preference of $2,034,810	1,697,840
Series B-2, 2,000,000 issued and outstanding; liquidation preference of $1,593,943	1,342,404
Common stock, par value $0.0001; authorized 20,000,000 shares; 12,778,531 issued and outstanding	1,278
Additional paid-in capital	17,166,539
Treasury stock; 67,796 shares	(67,796)
Accumulated deficit	(14,166,438)

Total stockholders’ equity	5,973,827

Total liabilities and stockholders’ equity	$8,554,000

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Operations
For the Two Years
Ended December 31, 2003

	2002	2003
ASP, (including related party revenue of $292,621 and $433,757) net note 7	$915,819	$1,470,260
Licensing and software (including related party revenue of $210,759 and $47,079)	1,070,341	1,087,097
Customization and other (including related party revenue of $89,200 and $30,000)	255,332	276,168

Net revenues	2,241,492	2,833,525
Cost of revenues, including of amortization of $400,023 and $683,300	1,106,502	1,296,883
Loss on write-down of capitalized software	—	883,060

Total cost of revenues	1,106,502	2,179,943
Gross profit	1,134,990	653,582
General and administrative expense	1,440,376	1,343,395
Product maintenance and development costs	852,312	1,241,957
Selling and marketing expense	749,766	750,128
Restructuring expenses	322,604	124,774
Amortization of customer list	—	17,315

Loss from operations	(2,230,068)	(2,823,987)
Other income (expense)	62,796	(10,000)
Interest income (expense), net	14,389	5,472

Loss before income taxes	(2,152,883)	(2,828,515)
Provision for income taxes	(6,760)	(13,850)

Net loss	$(2,159,643)	$(2,842,365)
Deemed dividend on issuance of series B-1 preferred stock	(204,000)	—

Net loss applicable to common stockholders	$(2,363,643)	$(2,842,365)

Loss per share — basic and diluted	$(0.29)	$(0.31)
Weighted average number of shares — basic and diluted	8,193,132	9,030,764

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Two Years
Ended December 31, 2003

	Common Stock		Preferred Stock Series A		Preferred Stock Series B-1
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 2001	7,729,852	$773	—	$—	—	$—
Net proceeds from Preferred Series A	—	—	1,443,457	1,697,840	—	—
Net Proceeds from Preferred Series B-1	—	—	—	—	1,200,000	609,720
Common stock and warrants issued in private placement	400,000	40	—	—	—	—
Common stock issued for services	131,076	13	—	—	—	—
Warrants issued for Services	—	—	—	—	—	—
Restructure of stockholder loan	—	—	—	—	—	—
Kodak shares returned	—	—	—	—	—	—
Deemed dividend	—	—	—	—	—	204,000
Net loss	—	—	—	—	—	—

Balance, December 2002	8,260,928	826	1,443,457	1,697,840	1,200,000	813,720
Conversion of Preferred Series B-1 to B-2	—	—	—	—	(1,200,000)	(813,720)
Net Proceeds from Preferred Series B-2	—	—	—	—	—	—
Common stock and warrants issued in private placement	1,590,000	159	—	—	—	—
Common stock issued for purchase of Edgil Associates, Inc.	1,311,530	131	—	—	—	—
Options issued as replacement options in purchase of Edgil Associates, Inc.	—	—	—	—	—	—
Common stock issued in private placement	1,257,693	127	—	—	—	—
Warrants exercised	152,501	15	—	—	—	—
Options issued for services	131,185	13	—	—	—	—
Options exercised	74,694	7	—	—	—	—
Net loss	—	—	—	—	—	—

Balance, December 2003	12,778,531	$1,278	1,443,457	$1,697,840	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Preferred Stock Series B-2		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 2001	—	$—	—	$—
Net proceeds from Preferred Series A	—	—	—	—
Net Proceeds from Preferred Series B-1	—	—	—	—
Common stock and warrants issued in private placement	—	—	—	—
Common stock issued for services	—	—	—	—
Warrants issued for Services	—	—	—	—
Restructure of stockholder loan	—	—	—	—
Kodak shares returned	—	—	67,796	(67,796)
Deemed dividend	—	—	—	—
Net loss	—	—	—	—

Balance, December 2002	—	—	67,796	(67,796)
Conversion of Preferred Series B-1 to B-2	1,200,000	813,720	—	—
Net Proceeds from Preferred Series B-2	800,000	528,683	—	—
Common stock and warrants issued in private placement	—	—	—	—
Common stock issued for purchase of Edgil Associates, Inc.	—	—	—	—
Options issued as replacement options in purchase of Edgil Associates, Inc.	—	—	—	—
Common stock issued in private placement	—	—	—	—
Warrants exercised	—	—	—	—
Options issued for services	—	—	—	—
Options exercised	—	—	—	—
Net loss	—	—	—	—

Balance, December 2003	2,000,000	$1,342,404	67,796	$(67,796)

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Total
	Additional	Shareholder	Accumulated	Stockholders’
	Paid-In Capital	Receivable	Deficit	Equity
Balance, December 2001	$10,843,795	$(43,120)	$(8,960,430)	$1,841,018
Net proceeds from Preferred Series A	—	—	—	1,697,840
Net Proceeds from Preferred Series B-1	204,000	—	—	813,720
Common stock and warrants issued in private placement	151,522	—	—	151,562
Common stock issued for services	77,456	—	—	77,469
Warrants issued for Services	17,302	—	—	17,302
Restructure of stockholder loan	—	43,120	—	43,120
Kodak shares returned	—	—	—	(67,796)
Deemed dividend	—	—	(204,000)	—
Net loss	—	—	(2,159,643)	(2,159,643)

Balance, December 2002	11,294,075	—	(11,324,073)	2,414,592
Conversion of Preferred Series B-1 to B-2	—	—	—	—
Net Proceeds from Preferred Series B-2	—	—	—	528,683
Common stock and warrants issued in private placement	1,723,511	—	—	1,723,670
Common stock issued for purchase of Edgil Associates, Inc.	2,111,432	—	—	2,111,563
Options issued as replacement options in purchase of Edgil Associates, Inc.	68,926	—	—	68,926
Common stock issued in private placement	1,578,769	—	—	1,578,896
Warrants exercised	197,362	—	—	197,378
Options issued for services	136,987	—	—	137,000
Options exercised	55,477	—	—	55,484
Net loss	—	—	(2,842,365)	(2,842,365)

Balance, December 2003	$17,166,539	$—	$(14,166,438)	$5,973,827

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Two Years
Ended December 31, 2003

	2002	2003
Cash flows from operating activities:
Net loss	$(2,159,643)	$(2,842,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	612,425	877,947
Allowance for doubtful accounts	34,672	(15,202)
Stock based charges	94,771	137,000
Kodak shares returned	(67,796)	—
Loss on write-down of capitalized software	—	883,060
Loss on disposal of equipment and purchased software	128,379	—
Changes in assets and liabilities:
Accounts receivable	20,539	63,211
Prepaids and other assets	23,953	3,459
Accounts payable	511,925	44,808
Due to publications	197,764	59,298
Accrued expenses	109,188	(84,800)
Deferred revenue and customer deposits	(39,642)	76,202

Net cash used in operating activities	(533,465)	(797,382)

Cash flows from investing activities:
Purchase of Edgil Associates, Inc., net of cash received	—	(1,558,388)
Additions to capitalized and purchased software	(1,232,112)	(634,145)
Purchase of property and equipment	(100,394)	(95,406)
Notes from officers	(210,434)	—
Repayment of officer receivable	6,430	7,179

Net cash used in investing activities	(1,536,510)	(2,280,760)

Cash flows from financing activities:
(Increase) decrease to restricted cash	(129,461)	174,918
Proceeds from issuance of notes payable	300,000	200,000
Repayment of notes payable	(300,000)	(200,000)
Net proceeds from sale of stock in private placements	151,562	3,302,566
Net proceeds from issuance of series A preferred stock	1,697,840	—
Net proceeds from issuance of series B preferred stock	813,720	528,683
Proceeds from exercise of options and warrants	—	252,861
Proceeds from capital leases	79,752	—
Principal repayments on capital leases	(14,599)	(28,787)

Net cash provided by financing activities	2,598,814	4,230,241

Net increase in cash and cash equivalents	528,839	1,152,099
Cash and cash equivalents at beginning of period	411,539	940,378

Cash and cash equivalents at end of period	$940,378	$2,092,477

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1.	Organization and Business

AdStar, Inc. (the “Company” or “AdStar”) (formerly AdStar.com, Inc. and AdStar-Services, Inc.) was incorporated in the State of New York on June 29, 1991 as an S-Corporation under the Internal Revenue Code. In 1999, the Company reincorporated as a C-Corporation in Delaware.

The Company’s core business has been licensing proprietary software systems and supplying the related support and maintenance. This Professional software system allows large commercial advertising agencies and corporations to directly enter classified advertisements into the publishing systems at the Company’s customers, through modems on a dial-up basis. The Company’s customers are principally located in the United States. In June 1999, the Company commenced offering a one-stop marketplace on the World Wide Web for advertisers to buy classified ads. This service enables advertisers to plan, schedule, compose and purchase classified advertising from many print and on-line publishers, using one interface.

In 2001, the Company formally introduced its new AdStar e-business application suite. This is an enterprise class, integrated software solution that allows print and on-line publications to electronically receive completed classified advertising copy using the Internet as the communication channel. These software solutions enable customers to expand the relationships with their customers using a single integrated platform, while increasing sales volumes at reduced costs. This suite includes an updated version of the Company’s core Professional software product that utilizes the Internet as the communication channel. In addition, the Company has added an application service provider (“ASP”) product that provides its customers an opportunity to generate incremental revenue from classified ad sale transactions completed on-line, while increasing the number of visitors to the customer’s Web site.

On October 21, 2003 (the “Effective Date), AdStar acquired all of the business and assets of Edgil pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of the Effective Date, by and among AdStar, Edgil, EDG, and Edward P. Hopey and Gilbert Wolsky, the stockholders of Edgil (collectively, the “Edgil Stockholders”).

Edgil develops software applications primarily for the newspaper publishing industry. Its management and personnel combine extensive knowledge of newspaper publishing systems with technical expertise in database management systems, electronic commerce, and Web application development. Edgil offers system integration services, installation support, training, and customer service. Edgil’s proprietary EdgCapture payment processing software processes over 10,000,000 newspaper advertising and circulation transactions annually for Tribune Company, Gannett Company, Inc., Knight-Ridder, Inc., Copley Press, Inc., New York Times Company, Advance Publications, Inc., Cox Enterprises, Inc., and Village Voice Media, Inc., as well as many independent daily and specialty publications.

Edgil’s product strategy focuses on providing newspapers with the financial benefits afforded by reduced labor costs and lower credit card processing discount rates. Edgil’s experience with integration services has given the EdgCapture product line the technical differentiation to meet the specific credit card processing requirements of the publishing industry.

Edgil Associates, Inc. (the “Company” or “Edgil”) was incorporated in the State of Massachusetts on February 22, 1984 as a C-Corporation under the Internal Revenue Code. Edgil, based in North Chelmsford, Massachusetts, is a provider of complete automated payment processing systems and content processing solutions for the publishing industry. The Company’s core business has been licensing proprietary software systems and supplying the related support and maintenance.

Edgil, based in North Chelmsford, Massachusetts, is a provider of complete automated payment processing systems and content processing solutions for the publishing industry. The Company’s core business has been licensing proprietary software systems and supplying the related support and maintenance.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Management’s Plan

The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its required minimum level of operations. At December 31, 2003, we had an accumulated deficit of $14,166,000. We have incurred significant recurring net losses. For the years ended December 2002 and 2003 we had net losses of $2,160,000 and $2,842,000. Our 2002 and 2003 net losses were principally attributable to our continued shift of focus from an on-line business to an ASP business. We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP product. We are not assured that we will generate sufficient capital to meet our cash needs through December 31, 2004. Although there can be no assurance, we believe that expected cash flow from the recent acquisition of Edgil Associates, Inc., the additional $1,635,000 raised through the sale of 1,257,693 common shares through a private placement in December 2003, our available funds, combined with cash generated from existing operations, new customers, and the flexibility to cut back our work-force upon completion or delay of significant customization projects, will be sufficient to meet our anticipated working capital needs through December 31, 2004. In addition the Company continues to seek additional financings. Management has received approval, pending final documentation, from a lender to secure $1,500,000 in convertible debt financing, which is expected to be funded in April, 2004. See subsequent event note 18.

Although we are optimistic that our growing ASP business will continue to be accepted in the marketplace timing is not assured. Our ability to sell ASP business products and service offerings during the current year may be hampered by continued sluggishness in the advertising market, the geo-political climate, including the war in Iraq, and state of the economy in general. These factors, coupled with the extended selling cycle in our industry and customer delays in customization and implementations, could delay our ability to increase revenue to a level sufficient to cover our expenses. There is no assurance that management will be successful with its operating plan and, if events and circumstances occur such that the Company does not meet its the plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. At December 31, 2003, the company has cash balances held at 2 financial institutions which exceed FDIC insurance limits by $1,872,477.

Restricted cash

In August 2002, AdStar was informed by Chase Merchant Services, L.L.C (Chase), a merchant bank that provides credit card processing services for AdStar, that it required the Company to maintain a restricted cash balance of $175,000. During 2003 the Company has entered into a new arrangement with another merchant banker whereby the terms and conditions do not require AdStar to provide a reserve.

Supplemental schedule of noncash investing and financing activities for the two years ended December 31, 2003:

	2002	2003
Supplemental cash flow disclosure:
Taxes paid	$9,739	$7,643
Interest paid	$9,159	$14,558
Noncash investing and financing activities:
Issuance of Common stock for legal expenses	$62,500	$95,000
Restructuring of shareholder receivable	$43,120	$—

The Company purchased all of the common stock of Edgil Associates, Inc.. Pursuant to the Merger Agreement, the Company paid $1,520,000 cash and issued 1,311,530 shares of common stock, in exchange the business and assets of Edgil. Based upon the average closing price of the Common Stock on the Nasdaq SmallCap Market for the 10 trading day period beginning October 14, 2003 the value of the Edgil Shares was $2,111,563. In addition the Company issued 63,397 AdStar options valued at $68,926 using the Black-Scholes method as replacement options for fully vested Edgil employee options (Note 12) recorded an estimated $200,000 in Legal, Accounting and other fees as part of the cost of the acquisition. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$5,042,523
Issuance of common stock for purchase of Edgil Associates, Inc.	(2,111,563)
Issuance of common stock to replace Edgil vested employee options	(68,928)
Cash paid for the common stock	(1,520,000)
Professional fees and other costs of the acquisition	(200,000)

Liabilities assumed	$1,142,032

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk are principally comprised of trade accounts receivable and shareholder loans.

For the year ended December 31, 2002, two different customers accounted for 9% and 7% respectively of the Company’s net revenues. As of December 31, 2003, eight customers, in the aggregate, accounted for 55% of the Company’s accounts receivable.

For the year ended December 31, 2003, one customer accounted for 11% and two different customers accounted for 7% net revenues. As of December 31, 2003, twelve customers, in the aggregate, accounted for 52% of the Company’s accounts receivable.

The majority of the Company’s customers have historically consisted of newspapers and publishers of classified advertisements. The Company’s customers on its Web site are the general public.

Receivable and Allowance for Doubtful Accounts

We regularly evaluate the collectibility of our trade receivables based on a combination of factors. When a customer’s account become past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. We also record reserves for bad debts for all other customers based on certain other factors including length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.

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

Furniture and fixtures	7 years
Computer equipment	3 years
Computer Software	3 to 5 years
Leasehold improvements	Shorter of useful life or lease term

Maintenance and minor replacements are charged to expense as incurred while renewals and improvements are capitalized. Leasehold improvements are amortized over their estimated useful lives or the lives of the related leases, whichever is shorter.

Software Development Costs

In March 2000, the Financial Accounting Standards Board’s Emerging Issue Task Force (“EITF”) issued EITF No. 00-2 “Accounting for Web Site Development Costs”, which provides guidance with respect to capitalization of certain costs incurred in connection with Web development activities and references Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”. In accordance with these pronouncements, costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, the Company capitalizes a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. In accordance with this policy, the Company has capitalized expenditures incurred to enhance the AdStar ASP application suite of products. At December 31, 2003, the Company has capitalized software development costs of $2,611,373, net of a write down to net realizable value, with associated accumulated amortization of $1,146,240.

As part of the ongoing internal review of the carrying value of capitalized software, in conjunction with an overall product line evaluation undertaken as part of the integration of our newly acquired subsidiary, Edgil Associates, Inc., management determined that certain internally developed software products had impairment losses. In December 2003 the Company recognized $883,060 in in impairment losses capitalized software and related service contracts of which $698,060 relates to the write-down of two software applications to their net realizable value. The write-down is comprised of $381,598 and $316,462 for our contract web and FlexAd software applications, respectively.

Contract web is a web-based application developed over the past 3 years to replace our legacy software which is still being used, via stand alone servers. The application was carried on the balance sheet at a total cost of $626,633 with accumulated amortization of $245,036. The application was based on old technology and had latency issues that we unsuccessfully continued to attempt to correct through November 2003. Contract web was never fully adopted by our customers and we received minimal incremental revenues from it. While we have essentially abandoned this version of the software we still believe the future of our legacy software resides on a web-based application. As such and in conjunction with the acquisition of Edgil we now have access to additional software engineering experts and are the process of leveraging Edgil’s expertise in re-engineering this product for re-introduction in the future. In addition to the write down of the capitalized software we reserved an additional $15,000 as estimated costs to support this application under existing maintenance contracts until we can move customers to a new version or back to the old application.

FlexAd software is a web-based application that allows certain Tribune Company Newspapers to accepted real print and online versions of the same ad simultaneously into the News Paper and Careerbuilder website. In addition to the write down of the capitalized software we recorded an additional $170,000 estimated loss on the related customer contract. Notes 7 and 17.

Intangible Assets

Intangible assets comprise purchased customer list, trademarks, license agreements and proprietary technology and are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated useful lives of the intangible assets of 5 and 17 years.

Long-Lived Assets

The carrying value of long-lived assets is periodically reviewed by management and impairment losses, if any are recognized when the expected non-discounted future operating cash flows derived from such assets are less than their carrying value.

As part of this policy management determined that 2 internally developed software products were permanently impaired and required a write down to net realizable value. See Notes 2, 7 and 17.

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

Revenue Recognition

The Company derives revenue from several products and services as follows:

ASP revenue — The Company receives revenue from providing an application service provider (“ASP”) product that allows customers to use the Company’s software applications on a “shared system” over the Internet. This technology is a publisher-specific ad-taking Web site service that offers visitors to a newspaper’s Web page the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. The Company receives monthly fees for hosting the transactions and providing customer support, and recognizes the fees ratably over the contract period.

Web site revenue — The Company receives revenue from fees charged to customers who transact business on the Advertise123.com Web site. This site permits the general public to plan, schedule, compose and purchase advertising from many print and on-line publishers. Under the guidance provided by the Securities Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition” and the Emerging Issues Task Force (“EITF”) Abstract No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), the Company is, in substance, acting as an agent for the publishers and therefore recognizes as revenue only the net fees realized on the transactions. The Company recognizes revenues on a per-transaction basis when the ad is placed through their system and collection from the customer is probable.

Licensing and Software; Customization and other revenues — The Company generates revenue from technology service contracts that generally contain multiple elements such as software customization services, monthly fees and post-contract customer support (PCS). Revenue from these arrangements is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions”. Accordingly, revenue is allocated to each element within the contract based on the relative fair values of those elements using vendor specific objective evidence. Revenue from monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement. Revenue from software customization services is recognized as the services are performed, using a percentage of completion methodology based on labor hours. The Company also provides customization services at the customers’ request and recognizes revenue as the services are performed, using a percentage of completion methodology based on labor hours. Deferred revenue consists primarily of License and Software prepaid annually and customization and other revenues billed and paid in advance.

Deferred revenue consists primarily of deferred revenues from long-term License and Software contracts, PCS maintenance arrangements prepaid annually and customization and other revenues billed and paid in advance. Revenues from upfront license fees, monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement, licenses and maintenance generally range from month — to-month up to 10 years on historical AdStar and 25 years and 3 to 5 years on historical Edgil, respectively. Deferred revenue on the 25-year license arrangements are $106,000, PCS contracts paid in advance and prepaid customer deposits are $80,000 for year ended December 31, 2003. Revenue from software customization services is recognized upon the completion of services. As part of the integration of Edgil into AdStar’s business model the Company is currently offering new Edgil contracts on terms and conditions similar to AdStar, generally one year or less in duration.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AdStar, Inc. and its wholly owned subsidiary Edgil Associates, Inc. All intercompany transactions and balances have been eliminated in consolidation.

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

Advertising Costs

The Company expenses the costs of advertising in the periods in which those costs are incurred. Advertising expense was approximately none and $29,000 for the years ended December 31, 2002 and 2003.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders’ by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders’ by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

For the years ended December 31, 2002 and 2003, diluted earnings (loss) per share does not include 6,041,932 and 7,009,576 of options and warrants to purchase common stock, and preferred stock as their inclusion is antidilutive.

Comprehensive Income

The Company discloses comprehensive income in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”. This statement establishes standards for reporting and disclosing comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders’ equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders. The Company has no other comprehensive income items and, accordingly, net income (loss) equals comprehensive income (loss) for all periods presented.

Segment Reporting

The Company determines and discloses its segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company’s reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas and major customers. The Company’s management reporting structure provides for only one reportable segment and accordingly, no separate segment information is presented.

Warranties and Product liability

The Company warrants that its products conform to their respective functional specifications. The Company’s customized software products, ASP application products and Software License Agreements are warranted to perform as designed. Such warranties are extended throughout the term of extended service agreements that clients enter into with the Company. Direct costs associated with the initial period of service have been insignificant and are generally covered by upfront fees. At December 31, 2002 and 2003 all costs associated with contract service were recorded directly into cost of revenues.

The Company currently product liability insurance. Management believes that the amount of insurance is adequate to cover its risks. To further mitigate its risks, the Company’s standard service agreement expressly limits its liabilities and warranties of its products and services in accordance with accepted provisions of the Uniform Commercial code as adopted in most states.

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has elected the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock for financial reporting purposes and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 or EITF 96-18 at fair value.

Fair Value Disclosures

The fair value of each option grant was determined using the Black-Scholes option-pricing model. The Company calculated the fair value of each option granted on the date of grant using the minimum value method or Black-Scholes model as prescribed by SFAS No. 123 using the following assumptions:

	Year Ended December 31,
	2002	2003
Risk-free interest rate	1.75%	1.75%
Expected lives (years)	3.5	3.5

	Year Ended December 31,
	2002	2003
Dividend yield	0.0%	0.0%
Expected volatility	190.0%	68.5%

The Company has adopted the disclosure only provisions of SFAS No. 123. If compensation cost associated with the Company’s stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 123, the Company’s net loss for 2002 and 2003 would have increased to the pro forma amounts indicated below:

	Year Ended December 31,
	2002	2003
Net loss — applicable to common tockholders as reported	$(2,363,643)	$(2,842,365)
Add: Stock based employee compensation included in reported loss	-0-	-0-
Deduct: Employee compensation expense	(242,755)	(286,877)

pro forma	(2,606,398)	(3,129,242)

Loss per share — as reported	$(0.29)	$(0.31)
pro forma	$(0.32)	$(0.35)

Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Goodwill

Goodwill represents the excess of the purchase price for acquisitions over the fair value of identifiable assets and liabilities acquired. We use estimates and make assumptions to determine the fair value of acquired assets and liabilities. If estimates or assumptions change in the future, we may be required to record goodwill impairment charges. In future periods, if goodwill is determined to be impaired we will recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

New accounting pronouncements

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), effective for exit or disposal activities initiated after December 31, 2003. SFAS 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS 112, Employer’s Accounting for Post employment Benefits, and asset impairments governed by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of SFAS 146 did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation — an Amendment of SFAS No. 123 (“SFAS 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will retain the intrinsic method of accounting for stock based awards granted to employees and make the required disclosure.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are currently effective and did not affect the Company’s financial position and results of operations. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity’s financial statements. This interpretation also applies, beginning July 1, 2003 for the Company, to all variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The company adopted the provisions of FIN 46 and determined there was no effect on our financial position and results of operations.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB interpretation number (FIN) 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company has no derivative contracts and accordingly the adoption of SFAS 149 does not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150. Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 will be addressed in the next phase of the project. The adoption of SFAS No. 150 does not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” related to the separation and allocation of consideration for arrangements that include multiple deliverables. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenues to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 does not have a material impact on our financial statements at this time.

On December 17, 2003, the SEC’s Office of the Chief Accountant and Division of Corporation Finance issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition. The SAB updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins (SAB 103 codification) in order to make the guidance consistent with current authoritative accounting literature. The principal revisions relate to the incorporation of certain sections of the staff s FAQ document on revenue recognition into Topic 13. The Company does not expect the adoption of SAB 104 to have a material effect on the Company’s financial statements.

3.	Property and Equipment

Property and equipment consisted of the following at December 31:

2003
Computer equipment	$502,065
Furniture and fixtures	43,297
Leasehold improvements	40,832

586,194
Less: Accumulated depreciation and amortization	(443,741)

Net property and equipment	$142,453

Computer equipment and furniture and fixtures include equipment held under capital leases of $98,114. Depreciation and amortization expense for December 31, 2002 and 2003 was approximately $593,000 and $808,000 including amortization of computer equipment and furniture and fixtures held under capital leases of approximately $13,829 and $46,884.

4.	Capitalized and Purchased Software

Capitalized and purchased software consisted of the following at December 31:

2003
Capitalized software	$2,608,678
Purchased software	444,744

3,053,422
Less: Accumulated depreciation and amortization	(1,125,455)

Net capitalized and purchased software	$1,927,967

Amortization expense for capitalized and purchased software for the years ended December 31, 2002 and 2003 was approximately $400,000 and $683,000, respectively. During 2003, the Company wrote off capitalized software of $883,060 related to two products. See further discussion at Notes 2, 7 and 17.

5.	Intangible Assets

Intangible assets are comprised of the following at December 31:

2003
Customer list	$1,500,000
Trademarks	197,958

1,697,958
Less: Accumulated amortization	(207,519)

$1,490,439

Amortization expense for the years ended December 31, 2002 and 2003 was approximately $40,000 and $57,000, respectively. Amortization of intangibles for the years ending December 31,:

2004	$95,989
2005	88,235
2006	88,235
2007	88,235
2008	88,235
Thereafter	1,041,509

Total	$1,490,439

6.	Goodwill

In accordance with SFAS No. 142, the Company recorded goodwill of $2,161,454 from the purchase of Edgil Associates, Inc. (Edgil). The Company does not amortize goodwill in accordance with SFAS 142. However the Company evaluates goodwill at least on an annual basis for impairment. The Company performed an impairment test of goodwill using the public company market multiple method and concluded that goodwill was not impaired. In future periods if goodwill is determined to be impaired, the Company will recognize a non-cash charge equal to the excess of the carrying value over the fair value. There can be no assurance that future evaluations of goodwill will not result in impairment and a charge to earnings.

7.	Significant Contracts

On March 18, 2002, the Company entered into a series of agreements with Tribune Company (“Tribune”). In accordance with these agreements, the Company sold 1,443,457 shares of Series A convertible preferred stock to Tribune Company for approximately $1.8 million before the deduction of related expenses. The Company has recorded the $1.8 million investment in the Series A convertible preferred stock at cost which approximated fair value. The rights and preferences of the Series A preferred stock are described in Note 8 below. Additionally, the Company agreed to develop and customize a version of its Web software applications to Tribune specifications in exchange for earning volume-based transaction fees in the future by providing Web-based recruitment ad sales technology to all major market Tribune newspapers and on-line services. This customization will provide a platform that allows Tribune owned newspapers, together with CareerBuilder, L.L.C., to receive recruitment advertising from agencies, corporate customers, and the general public. On completion of the development and customization effort, the Company will manage the related transactions and receive a volume-based ASP fee with a guaranteed monthly minimum. Costs incurred in the customization effort after technological feasibility is obtained, are included in property and capitalized and purchased software in the balance sheet.

As of December 31, 2003, $294,063 in development and customization costs associated with the FlexAds application have been capitalized net of a write down of $316,462, Notes 2 and 17. As of December 31, 2003 the Company had launched the FlexAds® service on eight Tribune newspapers and commenced full amortization of the cost of the development and customization effort over the maximum 5 year period of the contract. Under terms of the agreement the Company receives $7,500 minimum monthly payments for up to 60 months; comprised of a 36-month contract with two 12-month options which automatically renew unless Tribune provides 180-day notice. The Company commenced recognition of revenue from the $7,500 minimum monthly fee under the agreement on a straight-line basis during August 2002.

The monthly transactions have not exceeded the contracted minimums during any month since inception and have essentially stabilized at less than 20% of the guaranteed minimum resulting in amortization exceeding revenues recognized by $13,778. In November 2003 Tribune Company indicated to AdStar that a significant change in the programming was required to meet their internal requirements. Under the terms of the agreement, AdStar has to provide up to 2 full time equivalent programmers for such modifications at no additional charge. In accordance with Company policy management determined the carrying value of the FlexAd software application (Notes 2 and 17) and the related service contract have a permanent impairment in value. As such management estimated that the expected future revenues were never likely to exceed total costs, and that under the existing transaction levels there is no assurance that Tribune would exercise its options to extend the contract. As such we recorded an additional $170,000 in estimated costs to complete the additional programming requirement. The write-down is included in the statement of operations under cost of revenues as part of the loss on write down of capitalized software. See notes 2 and 17.

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

8.	Convertible Preferred Stock

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

At December 31, 2003, the Company has reserved 1,443,457 shares of common stock for issuance upon the conversion of the Series A and 2,000,000 Series B preferred stock. The Series A and B preferred stock have the following characteristics:

Voting Rights — Each holder of the Series A and B preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares are convertible. The Company cannot amend its certificate of incorporation amending the rights of the Series A and B preferred stockholders, enter into any capital stock or equity agreements with rights ranking the same or above the rights of the Series A preferred stock or liquidate the Company without the approval of at least a majority of the holders of the Series A preferred stock then outstanding.

Liquidation Preference — In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of the Series A and B preferred stock will be entitled to receive in preference to the holders of the common stock, an amount per share equal to $1.244 and $0.75 accrued and unpaid dividends, respectively. After such payment, the Series A and B preferred stockholders share equally with the common stockholders in any remaining assets or funds of the Company.

Conversion — Each share of the Series A and B preferred stock is convertible at anytime at the option of the holder into shares of common stock pursuant to a ratio of one share of common stock for each share of Series A and B preferred stock, subject to certain stock split and stock dividend adjustments. In addition, the conversion ratio is subject to adjustment, as defined in the agreement, in the event that the Company issues common stock at a per share price less than $1.244 per share for series A and $0.75 for series B. All Series A preferred stock will automatically convert to common stock on the first day after March 18, 2004 for which the market price of the Company’s common stock exceeds $2.25 per share. All Series B preferred stock will automatically convert to common stock on the first day after December 23, 2005 for which the market price of the Company’s common stock exceeds $1.50 per share

Dividends — Dividends on the Series A and B preferred stock shall accrue cumulatively at 7% per annum through the date of liquidation or conversion. In the event of conversion all accrued and unpaid dividends will be waived. The 7% cumulative dividend has not been shown as a deduction from net loss applicable to common shareholders, since the dividends are only to be paid if a liquidation event occurs and the dividends would be accrued from the original issuance date to the date of the liquidating event. If the Series A preferred stock is converted into common stock, the right to the cumulative dividends will be waived.

9.	Notes Payable

During December 2002, the Company entered into a 7% $300,000 unsecured bridge note payable agreement with Tribune Company pending the closing of the $900,000 funding on the Series B-1 preferred stock transaction. During December 2002 the note was repaid out of the proceeds from the $900,000, see Note 5.

During March 2003, the Company entered into a 7% $200,000 unsecured bridge note payable agreement with Tribune Company pending the closing of the $600,000 funding on the Series B-2 preferred stock transaction. During March 2003 the note was repaid out of the proceeds from the $600,000, see Note 5.

Pursuant to the Merger agreement the notes payable to the two former stockholders of Edgil were restated whereby each stockholder received $51,500 in principal payments upon the closing and the remaining $31,500 note balance, for each Stockholder, is to be repaid in six equal payments of principal along with all interest at a rate of 8% per annum, with the first payment to be made on the six month anniversary of the Effective Date (October 21, 2003) and each of the next five payments to be paid each six months thereafter, with the final payment to be made on the third anniversary of the Closing Date. Accordingly $21,000 in minimum principal paydowns are due during each of the years ending December 31, 2004, 2005, and 2006.

10.	Due to publications

The Company processes credit cards on behalf of certain of its customers as part of ASP services provided. The Company receives net proceeds daily on behalf of these customers for third party ads placed via credit card. These transactions are reconciled monthly and submitted to the publication, net of processing fees, generally within 35 days from the month end.

11.	Income Taxes

Provision for income taxes consist of the following:

	December 31,
	2002	2003
Current taxes
Federal	$—	$—
State	6,760	13,850
Deferred
Federal	680,300	348,200
State	183,500	100,700

Total deferred taxes	863,800	448,900
Change in valuation allowance	(863,800)	(448,900)

Income tax provision	$6,760	$13,850

Prior to June 30, 1999, the Company was taxed as an S-Corporation. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components for the Company’s deferred taxes at December 31, consisted of the following:

2003
Deferred tax assets:
Net operating loss carryforwards	$5,683,000
Depreciation and amortization	189,000
Deferred revenue	45,000
Other	73,000

Gross deferred tax asset	5,990,000
Deferred tax liability
Depreciation and amortization	(688,000)

Gross deferred tax liabilities	(688,000)

Net Deferred tax asset	5,302,000
Less: Valuation allowance	(5,302,000)

Gross deferred tax asset	$—

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

As of December 31, 2003, the Company has federal net operating loss carryforwards of approximately $15,431,000. As of December 31, 2003, the Company has state net operating loss carryforwards of approximately $7,296,000. The federal and state net operating loss carryforwards will begin to expire in 2020 and 2005, respectively. The Company’s ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

The provision for income taxes for the years ended December 31, 2002 and 2002 differs from the amount that would result from applying the federal statutory rate as follows:

	2002	2003
Statutory regular federal income tax rate	(34.0%)	(34.0%)
Change in valuation allowance	34.4%	36.8%
State taxes, net of federal benefit	(3.0%)	(3.0%)
Other	2.5%	.2%

	(0.0%)	(0.0%)

12.	Capitalization

Common Stock

In June 2001, the shareholders approved an increase to the number of authorized shares of the Company’s common stock from 10,000,000 to 20,000,000.

In December 1999, the Company established a vendor compensation plan whereby it may compensate vendors who are accredited investors, as defined under Rule 215 of the Securities Act of 1933, in shares of its common stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. AdStar established a vendor payment plan whereby it may pay vendors who are accredited investors, as defined under Rule 215 of the Securities Act of 1933, in shares of its common stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. During 2002 and 2003, 63,000 (net of 68,000 returned) and 34,822 shares, respectively, were issued to vendors under the plan relying upon the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933 which represented compensation of $10,000 (net of $68,000 returned) and $31,500, respectively. In addition, during 2001 warrants to purchase 50,000 shares at $1.50 per share and 50,000 shares at $2.00 per share were issued to a vendor. The Black-Scholes value of these warrants was $25,000.

In February 2001 the Company issued 593,483 common shares to satisfy a note, dated October 21, 1999, in full payment of principal and accrued interest totaling $1,186,966. In April 2001, the Company completed a private offering and raised net proceeds of approximately $328,000 through the issuance of 400,000 units comprising two shares of the Company’s authorized but unregistered common stock and one warrant to purchase an additional share of common stock at a per share price of $1.07. In October 2001, the Company initiated a private placement offering of up to 1,300,000 shares of the Company’s authorized but unregistered common stock at $0.50 per share. Through December 31, 2002, the Company had raised gross proceeds of $500,000, of the planned $650,000, with the remaining investment raised in January 2002.

In January 2002, AdStar issued to Marina Co. a nominee of the partners of Morse, Zelnick, Rose and Lander LLP, (a related party) AdStar’s legal counsel, 114,545 shares of restricted common stock, at fair market value as payment in full for $62,500 legal expenses accrued at December 31, 2002. In January 2002, the Company sold an additional 300,000 shares of common stock at a price of $0.50 per share. These shares were sold as part of a 1,300,000 share private placement made pursuant to Sections 4(2) and 4(6) of the Act, of which 1,000,000 were sold prior to December 31, 2002. In connection with this offering the Company issued warrants to purchase 130,000 shares of its common stock, at $0.75 as part of the placement agent fees. The warrants expire on January 16, 2007.

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

In November 2000, AdStar entered in a one-year strategic alliance agreement with Eastman Kodak Company (Kodak) whereby AdStar issued 67,796 shares of its common stock valued at $100,000, which was capitalized and amortized over the life of the contract. As of December 2001 the parties had not been able to complete the provisions of the agreement to both parties’ satisfaction, whereby Kodak notified AdStar of its intention to terminate the agreement as of February 28, 2002. After protracted settlement discussions the parties agreed to a mutual termination and release agreement entered into during May 2002. As part of the agreement Kodak returned AdStar’s common stock, valued at $67,796, which AdStar recorded as a gain on the return of common stock shares and included in other income and AdStar agreed not to pursue any further actions for performance against Kodak.

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

In December 2002 the Board of Directors approved the sale of shares of its Series B Preferred Stock to Tribune Company for an aggregate price of $1.5 million. The sale was split into two funding segments:

(i) In December 2002, AdStar sold 1,200,000 shares of its Series B-1 Preferred Stock to Tribune Company for an aggregate purchase price of $900,000 excluding $86,200 in costs of financing. These shares currently convert on a 1:1 basis. Shareholders of Series B-1 Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and as a single class with the Common Stock. The holders of Series B-1 Preferred Stock are entitled to one vote for each share; and

(ii) In March 2003, AdStar sold 800,000 shares of its Series B-2 Preferred Stock to Tribune Company for an aggregate purchase price of $600,000 excluding $71,317 in costs of financing. These shares currently convert on a 1:1 basis. Shareholders of Series B-2 Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and as a single class with the Common Stock. The holders of Series B-2 Preferred Stock are entitled to one vote for each share. In addition, on March 28, 2003, in exchange for all of the Series B-1 Preferred Stock plus accrued and unpaid dividends on those shares, issued in December 2002 to Tribune Company, AdStar issued an additional 1,200,000 shares of its Series B-2 Preferred Stock to the Tribune Company.

These sales were exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

In March 2003, AdStar issued to Marina Co. a nominee of the partners of Morse, Zelnick, Rose and Lander LLP, AdStar’s legal counsel, 63,291 shares of restricted common stock, issued at fair market value as payment for $ 50,000 in legal services accrued at December 31, 2002. This sale was exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

In September 2003 the Company sold through a private placement offering 1,590,000 shares of the shares of the Company’s authorized but unregistered common stock at a price of $1.25 per share. In connection with this offering the Company paid a commission consisting of $198,750 in cash and issued warrants to purchase 159,000 shares of its common stock, at $1.87. The warrants are exercisable beginning on March 31, 2004 and expire on March 31, 2009. The Company valued the warrants using the Black Scholes method, which resulted in a value of $261,169. This amount is along with $65,080 in other costs are being offset against the proceeds from the private placement as a cost of financing.

On October 21, 2003 (the “Effective Date), AdStar acquired all of the business and assets of Edgil pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of the Effective Date, by and among AdStar, Edgil, EDG, and Edward P. Hopey and Gilbert Wolsky, the stockholders of Edgil (collectively, the “Edgil Stockholders”).

Pursuant to the Merger Agreement, we paid $1,520,000 cash and issued 1,311,530 shares of common stock, in exchange for the business and all of the assets of Edgil. Based upon the average closing price of the Common Stock on the Nasdaq SmallCap Market for the 10 trading day period beginning October 14, 2003 the value of the Edgil Shares was $2,111,563. The Company issued authorized but previously unissued shares of Common Stock in the acquisition.

In November 2003 the Company sold through a private placement offering 1,257,693 shares of the Company’s authorized but unregistered common stock at a price of $1.30 per share, less costs of $56,104, for a net amount of $1,578,896.

During 2002 and 2003 the Company issued 16,531 and 19,886 shares of common stock with a fair market value of $15,000 and $27,000, respectively, under our vendor compensation plan to a vendor for software engineering services performed on month-to-month contract.

In December 2003, AdStar issued to Marina Co. a nominee of the partners of Morse, Zelnick, Rose and Lander LLP, AdStar’s legal counsel, 34,615 shares of restricted common stock, issued at fair market value as payment for $45,000 in legal services provided during 2003. This sale was exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

Stock Options

In 1999, the Board of Directors adopted the 1999 Stock Option Plan (the “Plan”) in order to attract and retain officers, other key employees, consultants and non-employee directors of the Company. The plan as amended during 2002 has an aggregate of 1,500,000 shares of common stock has been authorized for issuance under the Plan.

The Plan provides for issuance of nonqualified and incentive stock options to officers, key employees, consultants and non-employee directors to the Company. Each nonqualified stock option shall have an exercise price not less than 100% of the fair value of the common stock on the date of grant, unless as otherwise determined by the committee that administers the Plan.

Incentive stock options shall have an exercise price equal to or greater than the fair value of the common stock on the date of grant provided that incentive stock options granted to a 10% holder of the Company’s voting stock shall have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date of grant. Each option generally has a term of five to ten years from the date of grant unless otherwise determined by the committee that administers the Plan. All options granted in from 1999 through 2003 have a five-year term.

Upon the occurrence of a change in control, as defined in the Plan, each option granted under the Plan shall thereupon become fully vested and exercisable.

Pursuant to the Merger agreement, at the Closing, AdStar replaced each Edgil vested option with a corresponding AdStar option (based on the merger consideration received by the Edgil Stockholders) as follows: (a) each holder of an option to purchase shares of Edgil Common Stock at $0.92 per share received in replacement therefor an option to purchase that number of shares of AdStar Common Stock as equaled the number of shares of Edgil Common Stock which such optionee had a right to purchase, multiplied by 0.4858, at a price per share of $0.73; (b) each holder of an option to purchase shares of Edgil Common Stock at $1.02 per share received in replacement therefor an option to purchase that number of shares of AdStar Common Stock as equaled the number of shares of Edgil Common Stock which such optionee had a right to purchase, multiplied by 0.4858, at a price per share of $0.94; (c) each holder of an option to purchase shares of Edgil Common Stock at $1.16 per share received in replacement therefor an option to purchase that number of shares of AdStar Common Stock as equaled the number of shares of Edgil Common Stock which such optionee had a right to purchase, multiplied by 0.4858, at a price per share of $1.23. A total of 63,397 AdStar options were issued as replacements. The AdStar replacement options were valued at $68,926 using the Black-Scholes method and were included in the purchase price of Edgil. Note 16.

During the year ended December 31, 2003 option holders exercised 74,694 options for which the company received net proceeds of $55,484.

The following table summarizes all stock option activity and includes all options under the Plan and 155,000 non-qualified options for the years ended December 31, 2002 and 2003:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2001	468,461	$1.58
Granted	720,444	$0.87
Exercised	—	—
Forfeited	(55,431)	$2.59

Outstanding at December 31, 2002	1,133,474	$0.95
Granted	369,173	$1.38
Exercised	(74,694)	$0.78
Forfeited	(133,334)	$1.29

Outstanding at December 31, 2003	1,294,619	$1.05

Options exercisable at December 31, 2002	645,052	$0.95
Options exercisable at December 31, 2003	986,118	$0.94
Options available for future grant (1)	285,687
Weighted average fair value of options granted in 2003		$1.33
Weighted average fair value of options granted in 2002		$0.67

• (1) Excludes the 155,000 non-qualified options issued to the outside directors and consultants. The 155,000 is comprised of 50,000 options issued to Steve Zelnick for services rendered as an outside member of the board of directors, exercisable at $0.60 per share, expiring on January 27, 2007, 50,000 and 25,000 options issued to Richard Salute for services rendered as an outside member and as an independent financial expert for the Board of Directors, respectively, exercisable at $0.94 per share, expiring on January 28, 2008 and 30,000 options issued to an Investor Relations firm for services rendered as, exercisable at $1.99 per share, expiring on November 24, 2008,

The following table summarizes information about stock options outstanding at December 31, 2003:

				Options Exercisable at
	Options Outstanding at December 31, 2003			December 31, 2003
		Weighted
		Average	Weighted
	Number of	Remaining	Average	Number of	Weighted
Range of	Shares	Contractual Life	Exercise	Shares	Average
Exercise Price	Outstanding	(years)	Price	Exercisable	Exercise Price
$0.01 - $0.99	900,803	2.42	$0.71	802,137	$0.68
$1.00 - $2.99	337,704	1.48	$1.47	127,869	$1.21
$3.00 - $5.99	8,889	0.33	$4.77	8,889	$4.77
$6.00 - $7.20	17,223	0.67	$6.77	17,223	$6.77

	1,264,619			956,118

Warrants

The following table summarizes activity for the years ended December 31, 2002 and 2003:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2001	2,175,002	$6.15
Issued	140,000	$0.75
Exercised	—	$0.00
Forfeited	(33,334)	$6.00

Outstanding at December 31, 2002	2,281,668	$5.83
Issued	159,000	$1.87
Exercised	(152,501)	$1.29
Forfeited	(16,667)	$6.00

Outstanding at December 31, 2003	2,271,500	$5.85

Warrants exercisable at December 31, 2002	2,281,668	$5.83
Warrants exercisable at December 31, 2003	2,271,500	$5.85
Weighted average fair value of warrants issued in 2003		$0.98
Weighted average fair value of warrants issued in 2002		$0.38

The following table summarizes the outstanding warrants, all of which are currently exercisable, to purchase common stock at December 31, 2003:

Number	Exercise Price	Expiration Date
1,150,000	$9.00	December 2004
200,000	$7.20	December 2004
25,000	$10.00	March 2005
200,000	$1.80	September 2005
50,000	$2.00	October 2005
400,000	$1.07	April 2006
87,500	$0.75	January 2007
159,000	$1.87	March 2009

During the year ended December 31, 2003 warrant holders exercised 152,501 warrants for which the company received net proceeds of $197,377.

13.	Shareholder receivable

In July 2002, AdStar entered into a loan transaction with Leslie Bernhard, President and Chief Executive Officer and Eli Rousso, Executive Vice President and Chief Technical Officer for $110,434 and $100,000, respectively. As part of the transaction, Ms. Bernhard and Mr. Rousso each issued to AdStar an unsecured, non negotiable promissory note bearing interest at 5.56% with monthly principal and interest payments of $763 and $691, respectively. The note is payable on a monthly basis, with all remaining outstanding principal and interest amounts due on July 31, 2022. Concurrently, an outstanding note from Ms. Bernhard in the amount of $39,566 was restructured under the same terms and conditions as the aforementioned new note. The loans are forgiven if there is a change in control in AdStar or if the loan holder is dismissed for other than cause as defined by the loan and employment agreements. At December 31, 2003 the outstanding notes receivable was $239,995. See Note 16.

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

During 2003 the Company completed the major enhancement of is products and the major requirements under the terms of the Tribune Agreements. In addition the Company acquired Edgil Associates, Inc., and immediately commenced an overall product line evaluation as part of the integration. As described in prior quarter financials management approved a reduction-in-force during the forth quarter, evaluated excess computer equipment and paid a bonus associated the successful transition of the New York office.

The following table summarizes the restructuring activity for the year ended December 31, 2003; these costs are included in accrued expenses on the balance sheet:

	Bonus and	Office	Equip-	Legal and
Accrued restructuring	Severance	Lease	ment	Other	Total
Balance December 31, 2002	$—	$75,550	$—	$118,674	$194,224
Additions for 2003 restructuring	50,311	16,000	58,463	—	124,774
Charges for 2002 and 2003	(25,000)	(32,942)	(58,463)	(103,021)	(219,426)

Balance December 31, 2003	$25,311	$58,608	$—	$15,653	$99,572

15.	Commitments and Contingencies

Operating and Capital Lease Commitments

The Company has certain non-cancelable operating lease obligations for office space and equipment, and capital lease obligations for computer equipment and office furniture. The operating leases are for office space located in New York, California, Massachusetts, and New Jersey and expire through November 2005. The leases contain certain escalation clauses based on certain charges that the landlords of the properties may incur over the base year, as defined in the lease agreements.

In June 2001, the Company assigned the lease for its New Jersey office to a third party, whereby that party would be primarily responsible and the Company would be secondarily liable for lease payments through the end of the lease agreement.

Future minimum lease payments under the non-cancelable operating and capital leases as of December 31, 2003 are as follows:

	Operating	Capital
Years Ending December 31,	Leases	Leases
2004	$413,695	$39,251
2005	207,709	19,465
2006	59,382	126

Total minimum obligations	$680,785	58,842

Less: Amounts representing interest		(8,842)

Present value of minimum obligations		50,000
Less: Current portion		(31,715)

Non-current portion		$18,285

Rent expense for the years ended December 31, 2002 and 2003 was approximately $181,700 and $154,700, respectively, including month-to-month rentals. Beginning in March 2001, the Company entered in an agreement to sub-lease a portion of its corporate office space to a third party for $10,750 per month for the first 18-months which increased to $11,012 for the remaining 30 months. Beginning in December 2003 the Company entered into an agreement to sub-lease its New York office space for $2,418 per month through April 2005. For the years ended December 31, 2002 and 2003, the Company received approximately $135,900 and $143,300, respectively, of sublease income, which is included in General and administrative expense on the statement of operations.

In the normal course of business, various claims and lawsuits have been filed or are pending against the Company. Management believes the outcome of any such suits will not have a material adverse effect on the Company’s financial condition or results of operations.

Employment Agreements

On July 1, 2002, AdStar entered into four-year employment agreements with each of Leslie Bernhard and Eli Rousso. Their prior agreements expired on June 30, 2002. Pursuant to her employment agreement, Leslie Bernhard was retained as our Chief Executive Officer and her total annual compensation was reduced to $212,800. Pursuant to his employment agreement, Eli Rousso was retained as our Executive Vice President and his total annual compensation was reduced to $212,800. Each agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement, separation and disability plans for employees or executives and for participation in other employee benefits applicable to employees and executives of AdStar. Each agreement further provides for fringe benefits which commensurate with the executive’s duties and responsibilities. Under each agreement, employment may be terminated by us with cause or by the executive with good reason. Termination by us without cause, or by the executive for good reason, would subject us to liability for liquidated damages in an amount equal to the terminated executive’s base salary for the remaining term of his or her employment agreement or 12 months, whichever is greater.

In January 2001, AdStar entered into a 2-year employment contract with Mr. Jeffrey Baudo. Pursuant to his employment agreement, Mr. Baudo was retained as our Chief Operating Officer at an annual rate of $213,000 per year, and granted options to purchase 100,000 shares of AdStar’s common stock. Subsequently, as of July 1, 2002, Mr. Baudo agreed to an amendment to employment agreement reducing his annual rate of compensation to $191,700. Mr. Baudo’s contract was extended for one year with successive one year terms for the same salary under essentially the same terms and conditions, effective January 22, 2003. Mr. Baudo is the brother of Leslie Bernhard.

Pursuant to the Merger agreement the two stockholders of Edgil entered into employment agreements whereby each receives a monthly salary of $7,000 for six months from the effective date, October 31, 2003.

Employment contract Payments due by Period
			Beyond
2004	2005	2006	2007	Total
$785,300	$425,600	$212,800	$—	$1,423,700

License Agreement

In April 1996, the Company entered into an exclusive license agreement with a software company that developed the facsimile technology available as a feature within the Company’s historical software product. This agreement provides that the Company pays royalties of up to 50% of net revenues generated by the Company on license fees, implementation fees and maintenance fees. This agreement is for an initial term of 20 years, though it can be terminated by the Company upon six months’ notice or by the software company in certain circumstances. For the years ended December 31, 2002 and 2003, the Company paid royalties of approximately $47,000 and $24,000, respectively.

16.	Acquisition of Edgil Associates, Inc.

On October 21, 2003 (the “Effective Date), the Company acquired Edgil Associates, Inc. (Edgil) through a forward triangular merger pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of the Effective Date, by and among AdStar, Edgil, EDG, and Edward P. Hopey and Gilbert Wolsky, the stockholders of Edgil (collectively, the “Edgil Stockholders”).

Pursuant to the Merger Agreement, the Company paid $1,520,000 cash and issued 1,311,530 shares of common stock, in exchange the business and assets of Edgil. Based upon the average closing price of the Common Stock on the Nasdaq SmallCap Market for the 10 trading day period beginning October 14, 2003 the value of the Edgil Shares was $2,111,563. In addition the Company issued 63,397 AdStar options valued at $68,926 using the Black-Scholes method as replacement options for fully vested Edgil employee options (Note 12) recorded an estimated $200,000 in Legal, Accounting and other fees as part of the cost of the acquisition. The Company issued authorized but previously unissued shares of Common Stock in the acquisition. The cash and number of shares of Common Stock issued to the Edgil Stockholders was determined in an “arms-length” negotiation and the transaction was unanimously approved by our Board. Prior to the Effective Date, neither we nor any of our affiliates, nor any of our officers or directors and any of their associates had any material relationship with Edgil, except that AdStar was a customer of Edgil.

In connection with the Merger Agreement we and the Edgil Stockholders entered into a Registration Rights Agreement, dated as of October 21, 2003, pursuant to which we agreed to file a Registration Statement on Form S-3, for the purposes of registering under the Securities Act of 1933 the re-sale by the Edgil Stockholders of the Edgil Shares, and AdStar entered into six-month employment agreements with each of the Edgil Stockholders effective as of the Effective Date.

REASONS FOR THE ACQUISITION OF EDGIL

The acquisition of Edgil adds to AdStar’s suite of e-commerce services: Edgil’s EdgCapture, an integrated payment processing solution that interfaces directly with publishers’ classified and circulation systems; and EdgFlow, a content processing solution that allows publishers to deliver media content such as articles, technical documents, advertisements, wire stories, etc., to multiple channels in a variety of formats. Edgil’s products and services will continue to be offered under the Edgil brand, and AdStar will maintain Edgil’s Massachusetts-based headquarters.

ACCOUNTING TREATMENT

The acquisition of Edgil is accounted for as a purchase business combination in accordance with the Statement of Financial Accounting Standards (SFAS) no. 141, “Business Combinations.” The total purchase price related to the acquisition of Edgil was $3,899,859. Edgil will operate as a wholly owned subsidiary of AdStar and the Company’s financial statements will include the results of Edgil from the closing date of the acquisition (October 21, 2003).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is based in part on independent third-party valuation of certain intangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed is recorded as goodwill

At October 21, 2003

Current assets	$381,887
Purchased software	311,000
Customer list	1,500,000
Goodwill	2,849,634

Total assets acquired	5,042,521
Current liabilities	390,852
Deferred tax liability	688,180
Notes payable Shareholders	63,000

Total liabilities assumed	1,142,032

Net assets acquired	$3,900,489

The purchased software is comprised of internally created software which was valued by the independent third-party who assigned an expected useful life of 5 years.

The customer list of $1,500,000 is primarily comprised of value of the recurring revenue stream associated with long-term customers, valued by the independent third-party who assigned an expected life of 17 years.

The excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed was recorded as goodwill. There is no step up in basis of the assets for tax purposes therefore the goodwill is not deductible for tax purposes.

Since there is no step up in basis of the acquired Edgil assets for tax purposes amortization of purchased software and customer list is not deductible for tax purposes. The $688,180 deferred tax liability is calculated at Edgil’s 38% blended tax rate assigned by the independent third-party appraiser and applied to the $311,000 purchased software and $1,500,000 customer list. At December 31, 2003 in accordance with SFAS 141, the deferred tax liability is expected to be realized over the term as the deferred tax asset, therefore the deferred tax liability was offset against the deferred tax asset on AdStar, Inc. (AdStar) as part of the consolidated income tax provision. As a result of this transaction, AdStar’s deferred tax asset valuation allowance was reduced. In accordance with SFAS 109, the change in the valuation allowance was offset against goodwill. Accordingly, the deferred tax assets and liabilities of the Company has a 100% valuation allowance recorded.

The following summarized pro forma consolidated results of operations are presented as if the acquisition of Edgil had occurred on January 1, 2002. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	Years Ended December 31
	2002	2003
Revenue	$4,746,203	$4,878,051
Net Loss	(2,222,093)	(2,537,610)
Loss per share — basic and diluted	$(0.23)	$(0.28)

17.	Significant fourth quarter adjustments

During the fourth quarter of fiscal 2003 the Company recorded a $883,060 one time impairment write-down of our contract web and FlexAd internally developed software applications and a related reserve for direct costs of contractual obligations to service said software, primarily based on a product line evaluation undertaken in December 2003 in connection with the integration of AdStar’s Edgil acquisition and new information supplied by the customer for FlexAds in November 2003 with respect to its future utilization of that software. A summary of the composition of the write-down is as follows:

In December 2003 the Company recognized $698,060 in impairment losses and wrote-down two software applications to their net realizable value. The write down is comprised of $381,598 and $316,462 for our contract web and FlexAd software applications, respectively. In addition in November 2003 we entered into discussions with Tribune Company to materially modify the FlexAd application. As a result of information provided by Tribune in these conversations management estimated that the expected future revenues from the FlexAd application were never likely to exceed total costs. As such, we recorded an additional $170,000 estimated loss to service the related customer contract. An additional $15,000 in estimated costs was recorded to support the contract web application under existing maintenance contracts until we can move customers to a new version or back to the old application. (See Notes 2 and 7.)

The above adjustments increased the loss per common share from $.21 to $.31

18.	Subsequent Event

In February 2004, AdStar entered into negotiations on a $1,500,000 convertible debt arrangement with a lender. On March 5, 2004 the company signed a proposal letter and is in good faith negotiations to complete the final terms and conditions. The funding is expected to close in early April 2004.