Form 10QSB
period 2004-03-31
ADSTAR INC
filed 2004-05-17
CIK 1091599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(310) 577-8255
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 06, 2004 the Issuer had outstanding 14,242,332 shares of its common stock, including 2,695 shares issuable to various vendors.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

FORM 10-QSB REPORT

March 31, 2004

PAGE
PART I – FINANCIAL INFORMATION
Item 1. Interim condensed financial statements (unaudited)
Balance Sheet – March 31, 2004	3
Statements of Operations For the three month periods ended March 31, 2003 and 2004	4
Statements of Cash Flows For the three month periods ended March 31, 2003 and 2004	5
Notes to Interim Financial Statements	6
Item 2. Management’s discussion and analysis or plan of operation	15
Item 3. Controls and Procedures	23
PART II – OTHER INFORMATION
Item 2. Changes in securities and use of proceeds	24
Item 6. Exhibits and reports on form 8-K	24
SIGNATURES	25
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

AdStar, Inc. and Subsidiary

Consolidated Balance Sheet
March 31, 2004 (unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,882,774
Accounts receivable, net of allowance for doubtful accounts of $84,000	294,645
Notes receivable from officers – current portion	7,695
Prepaid and other current assets	195,668

Total current assets	2,380,782
Notes receivable from officers, net of current portion	230,391
Property and equipment, net	130,684
Capitalized and purchased software, net	1,926,759
Intangible assets, net	1,465,671
Goodwill	2,246,454
Other assets	37,656

Total assets	$8,418,397

Liabilities and Stockholders’ Equity
Current liabilities:
Due to publications	$1,453,970
Accounts payable and accrued expenses	1,003,708
Deferred revenue and customer deposits – current portion	270,259
Loans from Shareholders, current portion	21,000
Capital lease obligations – current portion	31,658

Total current liabilities	2,780,595
Deferred revenue – net of current portion	52,772
Capital lease obligations, net of current portion	10,086
Loans from Shareholders, net of current portion	42,000

Total liabilities	2,885,453
Commitments and contingencies
Stockholders’ equity:
Convertible Preferred stock, par value $0.0001; authorized 5,000,000 shares; issued and outstanding:
Series A, 1,443,457 issued and outstanding; liquidation preference of $2,069,932	1,697,840
Series B-2, 2,000,000 issued and outstanding; liquidation preference of $1,621,454	1,342,404
Common stock, par value $0.0001; authorized 20,000,000 shares; 12,840,563 shares issued and outstanding	1,284
Additional paid-in capital	17,267,508
Treasury stock, par value $0.0001; 67,796 shares	(67,796)
Accumulated deficit	(14,708,296)

Total stockholders’ equity	5,532,944

Total liabilities and stockholders’ equity	$8,418,397

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc. and Subsidiary

Statements of Operations
For the three month periods ended
March 31, 2003 and 2004 (unaudited)

	Three months ended
	March 31,
	2003	2004
ASP, net	$322,259	$395,672
Licensing and software	215,702	547,989
Customization and other	55,132	103,825

Net Revenues - note 11	593,093	1,047,486
Cost of revenues, including depreciation and amortization of $144,417 and $186,188	334,911	417,321

Gross profit	258,182	630,165
General and administrative expense	288,990	437,859
Selling and marketing expense	161,138	327,618
Product maintenance and development expenses	252,841	375,658
Amortization	—	22,116

Loss from operations	(444,787)	(533,086)
Interest income (expense), net	935	(1,153)

Loss before taxes	(443,852)	(534,239)
Provision for income taxes	(963)	(7,620)

Net loss	$(444,815)	$(541,859)

Loss per share – basic and diluted	$(0.05)	$(0.04)
Weighted average number of shares – basic and diluted	8,197,324	12,772,767

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc. and Subsidiary

Statements of Cash Flows
For the three month periods ended
March 31, 2003 and 2004 (unaudited)

	2003	2004
Cash flows from operating activities:
Net loss	$(444,815)	$(541,859)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	180,519	208,304
Stock based vendor payments	53,751	17,175
Changes in assets and liabilities:
Accounts receivable	1,111	45,227
Prepaid and other assets	(16,032)	(73,931)
Due to publications	426,513	369,997
Accounts payable and accrued expenses	(299,089)	(189,717)
Deferred revenue and customer deposits	28,727	133,258

Net cash used in operating activities	(69,315)	(31,546)

Cash flows from investing activities:
Purchase of Edgil Associates, Inc.	—	(85,000)
Purchase of property and equipment	(19,891)	(9,044)
Additions to capitalized and purchased software	(230,436)	(157,516)
Additions to intangible assets	—	(4,000)
Principal repayments of shareholder notes receivable	1,758	1,859

Net cash (used in) investing activities	(248,569)	(253,701)

Cash flows from financing activities:
Proceeds from issuance of note payable	200,000	—
Repayment of note payable	(200,000)	—
Proceeds from issuance of Series B-2 preferred stock	534,578	—
Proceeds from exercises of options and warrants	—	83,801
Principal repayments on capital leases	(6,344)	(8,256)

Net cash provided by financing activities	528,234	75,545

Net increase (decrease) in cash and cash equivalents	210,350	(209,703)
Cash and cash equivalents at beginning of period	940,378	2,092,477

Cash and cash equivalents at end of period	$1,150,728	$1,882,774

Supplemental cash flow disclosure:
Taxes paid	$5,494	$4,486
Interest paid	$4,093	$4,295
Non cash investing and financing activities
Conversion of accrued legal fees to common stock	$50,000	—

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc. and Subsidiary

Notes To Interim Financial Statements
(Unaudited)

1.	General

The interim financial statements for AdStar, Inc. (the “Company”) have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

For the three-month period ended March 31, 2004, the Company had incurred a cash outflow from operations of $32,000 and has negative working capital of $400,000. Although there can be no assurance, we believe that expected cash flow from the recent acquisition of Edgil Associates, Inc., the additional $1,500,000 in proceeds from a private placement of a 3-year secured convertible note funded in April, 2004 (see subsequent event note 14), our available funds, combined with cash generated from existing operations, new customers and the flexibility to cut back our work-force upon completion or delay of significant customization projects, will be sufficient to meet our anticipated working capital needs through March 31, 2005. In addition the Company continues to seek additional financings. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

2.	Summary of Significant Accounting Policies

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.

For the three months ended March 31, 2004 and 2003, one customer accounted for 7.0% and one customer accounted for 11.3% of the Company’s revenues. At March 31, 2004, 10 customers in the aggregate accounted for 51% of the Company’s accounts receivable. The majority of the Company’s customers have historically consisted of newspapers and publishers of classified advertisements.

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

For the years ended three months ended March 31, 2004 diluted loss per share does not include 1,370,207 and 2,241,500 respectively, of options and warrants to purchase common stock and 1,443,457 and 2,000,000 respectively, of shares issuable upon the conversion of Series A and B-2 preferred stock to common stock, as their inclusion would be antidilutive.

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

3.	Goodwill

In accordance with SFAS No. 142, the Company recorded goodwill of $2,246,454 from the purchase of Edgil Associates, Inc. (Edgil). The Company does not amortize goodwill in accordance with SFAS 142. However the Company evaluates goodwill at least on an annual basis for impairment. The Company performed an impairment test of goodwill using the public company market multiple method and concluded that goodwill was not impaired. In future periods if goodwill is determined to be impaired, the Company will recognize a non-cash charge equal to the excess of the carrying value over the fair value. There can be no assurance that future evaluations of goodwill will not result in impairment and a charge to earnings.

4.	Significant Contracts

On March 18, 2002, the Company entered into a series of agreements with Tribune Company (“Tribune”). In accordance with these agreements, the Company sold 1,443,457 shares of Series A convertible preferred stock to Tribune Company for approximately $1.8 million before the deduction of related expenses. The Company has recorded the $1.8 million investment in the Series A convertible preferred stock at cost which approximated fair value. The rights and preferences of the Series A preferred stock are described in Note 5 below. Additionally, the Company agreed to develop and customize a version of its Web software applications to Tribune specifications in exchange for earning volume-based transaction fees in the future by providing Web-based recruitment ad sales technology to all major market Tribune newspapers and on-line services. This customization will provide a platform that allows Tribune owned newspapers, together with CareerBuilder, L.L.C., to receive recruitment advertising from agencies, corporate customers, and the general public. On completion of the development and customization effort, the Company will manage the related transactions and receive a volume-based ASP fee with a guaranteed monthly minimum. Costs incurred in the customization effort after technological feasibility is obtained, are included in property and capitalized and purchased software in the balance sheet.

As of March 31, 2004, $294,063 in development and customization costs associated with the FlexAds application have been capitalized net of a write down of $316,462 in December 31, 2003. As of March 31, 2004 the Company had launched the FlexAds® service on eight Tribune newspapers and commenced full amortization of the cost of the development and customization effort over the maximum 5 year period of the contract. Under terms of the agreement the Company receives $7,500 minimum monthly payments for up to 60 months; comprised of a 36-month contract with two 12-month options which automatically renew unless Tribune provides 180-day notice. The Company commenced recognition of revenue from the $7,500 minimum monthly fee under the agreement on a straight-line basis during August 2002.

In December 2002 the Company entered into an agreement with Tribune Company for an additional investment by Tribune of $1,500,000. As part of the transaction, AdStar developed additional features that expand the capabilities of its generic service and the customized services that were launched in August 2002. The investment is in the form of an initial purchase by Tribune of 1,200,000 shares of Series B-1 preferred stock for $900,000 which funded in December 2002 and a subsequent purchase, of 800,000 shares of Series B-2 preferred stock for $600,000. In addition, on the second closing the series B-1 shares, plus additional shares issued for accrued dividends on Series B-1 converted to series B-2. The purchase price for each share of the Series B-1 and Series B-2 preferred stock was $0.75 at or below the fair market value of AdStar common stock at the time of the respective closing. These shares carry a liquidation preference that includes a dividend of 7% per year available only upon liquidation and currently convert on a 1:1 basis. Shareholders of Series B Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and vote as a single class with the shareholders of our Common Stock. The holders of Series B preferred stock are entitled to one vote for each share of common issuable upon conversion.

5.	Convertible preferred stock

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

At March 31, 2004, the Company has reserved 1,443,457 and 2,000,000 shares of common stock, respectively for issuance upon the conversion of the Series A and Series B preferred stock. The Series A and B preferred stock have the following characteristics:

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

Conversion – Each share of the Series A and B preferred stock is convertible at anytime at the option of the holder into shares of common stock pursuant to a ratio of one share of common stock for each share of Series A and B preferred stock, subject to certain stock split and stock dividend adjustments. In addition, the conversion ratio is subject to adjustment, as defined in the agreement, in the event that the Company issues common stock at a per share price less than $1.244 per share for series A and $0.75 for series B. All Series A preferred stock will automatically convert to common stock on the first day after March 18, 2004 for which the market price of the Company’s common stock exceeds $2.25 per share. All Series B preferred stock will automatically convert to common stock on the first day after December 23, 2005 for which the market price of the Company’s common stock exceeds $1.50 per share. On April 1, 2004 all of the Series A preferred stock was converted to common stock, see subsequent event footnote 14.

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

6.	Options and warrants

During the three months ended March 31, 2004 option and warrant holders exercised 23,806 options and 30,000 warrants for which the company received net proceeds of $23,801 and $60,000 respectively.

7.	Loans from shareholders

Pursuant to the Merger agreement the notes payable to the two former stockholders of Edgil were restated whereby each stockholder received $51,500 in principal payments upon the closing and the remaining $31,500 note balance, for each Stockholder, is to be repaid in six equal payments of principal along with all interest at a rate of 8% per annum, with the first payment to be made on the six month anniversary of the Effective Date (October 21, 2003) and each of the next five payments to be paid each six months thereafter, with the final payment to be made on the third anniversary of the Closing Date. Accordingly $21,000 in minimum principal pay downs are due during each of the years ending December 31, 2004, 2005, and 2006.

8.	Officers notes receivable

In July 2002, AdStar entered into a loan transaction with Leslie Bernhard, President and Chief Executive Officer and Eli Rousso, Executive Vice President and Chief Technical Officer for $110,434 and $100,000, respectively. As part of the transaction, Ms. Bernhard and Mr. Rousso each issued to AdStar an unsecured, non-negotiable promissory note bearing interest at 5.56% with monthly principal and interest payments of $763 and $691, respectively. The note is payable on a monthly basis, with all remaining outstanding principal and interest amounts due on July 31, 2022. Concurrently, an outstanding note from Ms. Bernhard in the amount of $39,566 was restructured under the same terms and conditions as the aforementioned new note. The loans are forgiven if there is a change in control in AdStar or if the loan holder is dismissed for other than cause as defined by the loan and employment agreements. At March 31, 2004 the outstanding notes receivable was $238,086.

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

The Company has adopted the disclosure only provisions of SFAS No. 123. If compensation cost associated with the Company’s stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 123, the Company’s net loss for the three months ended March 31, 2003 and 2004 would have increased to the pro forma amounts indicated below:

		Three months ended March 31,
		2003	2004
Net loss – applicable to common stockholders	As reported	$(444,815)	$(541,859)

		Three months ended March 31,
		2003	2004
	Add: Stock based employee
	compensation
	included in
	reported loss	-0-	-0-
	Deduct: Employee
	compensation
	expense	(68,153)	(83,501)

	pro forma	(512,967)	(625,360)

Loss per share -	As reported	$(0.05)	$(0.04)
	pro forma	$(0.06)	$(0.05)

Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

11.	Related party transactions

During the three months ended March 31, 2003 and 2004 the Company total revenues derived from related parties were $129,963 and $157,979 respectively.

12.	Restructuring costs

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

The following table summarizes the restructuring activity for the three months ended March 31, 2004; these costs are included in accrued expenses on the balance sheet:

	Bonus and	Office	Legal and
Accrued restructuring	Severance	Lease	Other	Total
Balance December 31, 2003	$25,311	$58,608	$15,653	$99,572
Charges for the period	(25,311)	(3,916)	—	(29,227)

Balance March 31, 2004	$—	$54,692	$15,653	$70,345

13.	Acquisition of Edgil Associates, Inc.

On October 21, 2003 the Company acquired Edgil Associates, Inc. (Edgil) through a forward triangular merger pursuant to an Agreement and Plan of Merger, dated as of the Effective Date, by and among AdStar, Edgil, EDG, and Edward P. Hopey and Gilbert Wolsky, the stockholders of Edgil (collectively, the “Edgil Stockholders”).

Pursuant to the Merger Agreement, the Company paid $1,520,000 cash and issued 1,311,530 shares of common stock, in exchange the business and assets of Edgil. Based upon the average closing price of the Common Stock on the Nasdaq SmallCap Market for the 10 trading day period beginning October 14, 2003 the value of the Edgil Shares was $2,111,563. In addition the Company issued 63,397 AdStar options valued at $68,926 using the Black-Scholes method as replacement options for fully vested Edgil employee options recorded an estimated $285,000 in Legal, Accounting and other fees as part of the cost of the acquisition

The acquisition of Edgil adds to AdStar’s suite of e-commerce services: Edgil’s EdgCapture, an integrated payment processing solution that interfaces directly with publishers’ classified and circulation systems; and EdgFlow, a content processing solution that allows publishers to deliver media content such as articles, technical documents, advertisements, wire stories, etc., to multiple channels in a variety of formats. Edgil’s products and services will continue to be offered under the Edgil brand, and AdStar will maintain Edgil’s Massachusetts-based headquarters.

The acquisition of Edgil is accounted for as a purchase business combination in accordance with the Statement of Financial Accounting Standards (SFAS) no. 141, “Business Combinations.” The total purchase price related to the acquisition of Edgil was $3,985,489. Edgil will operate as a wholly owned subsidiary of AdStar and the Company’s financial statements will include the results of Edgil from the closing date of the acquisition (October 21, 2003). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is based in part on independent third-party valuation of certain intangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed is recorded as goodwill. The estimated cost of the acquisition, and accordingly the amount of goodwill, was increased by $85,000 since December 31, 2003 as a result of underestimating professional costs associated with Nasdaq and SEC requirements.

At October 21, 2003

Current assets	$381,887
Purchased software	311,000
Customer list	1,500,000
Goodwill	2,934,634

Total assets acquired	5,127,521
Current liabilities	390,852

Deferred tax liability	688,180
Notes payable Shareholders	63,000

Total liabilities assumed	1,142,032

Net assets acquired	$3,985,489

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

The following summarized pro forma consolidated results of operations are presented as if the acquisition of Edgil had occurred on January 1, 2003. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

The three
month ended
March 31,
2003
Revenue	$1,268,693
Net Loss	(363,101)
Loss per share – basic and diluted	$(0.04)

14.	Subsequent event

Convertible Note:

On April 12, 2004, we closed on a $1.5 million private placement of a 3-year secured convertible note (the “Note”) and 7-year warrants to purchase 200,000 shares (the

“Warrants”) of our common stock (the “Common Stock”) with Laurus Master Fund, Ltd., a New York City based institutional fund and an accredited investor (“Laurus Master Fund”).

The Note bears interest at the prime rate minus one percentage point and is convertible into Common Stock at an initial fixed conversion price of $2.25 per share (the “Fixed Conversion Price”), 105% of the average closing price of the Common Stock (“Average Closing Price”) during the 22 trading days preceding the closing date. The Note has limited anti-dilution protection for capital changes and, on a weighted average basis, for issuance of Common Stock below the Fixed Conversion Price, excluding shares issued in mergers, acquisition or strategic relationships, shares underlying compensatory options, shares issued on conversion or exercise of outstanding securities and other exceptions.

The shares underlying the Note are covered by an effective registration statement and subject to certain limitations based on market volume for the Common Stock and Laurus Master Fund’s aggregate holdings, Laurus Master Fund is required to convert all monthly installments of principal and interest into Common Stock if the Average Closing Price is more than 10 percent above the Fixed Conversion Price. Additionally, we may redeem the Note by paying 125 percent of the then outstanding principal balance plus accrued interest. The Note is secured by a first lien on all of our assets.

Of the Warrants, 120,000 are exercisable at $2.58 and 80,000 are exercisable at $2.80 (120% and 130% of the Average Closing Price during the 22 trading days preceding the closing).

Pursuant to the terms of the Note and the Warrants, Laurus Master Fund may not receive shares of Common Stock on conversion of the Note or exercise of the Warrants to the extent such conversion or exercise would result in Laurus Master Fund beneficially owning in excess of 4.99% of the issued and outstanding shares of Common Stock.

The net proceeds from the financing will be added to our working capital. We believe that with this added working capital we can more quickly achieve the goals of our business plan and accelerate our strategic acquisition program.

During May 2004, pursuant to the terms of the Note, Laurus Master Fund elected to convert $225,000 of the Note into 100,000 shares of Common Stock.

Conversion of Series A convertible preferred stock:

Pursuant to provisions of the Tribune Company agreement, all Series A preferred stock will automatically convert to common stock on the first day after March 18, 2004 for which the market price of the Company’s common stock exceeds $2.25 per share. On April 1, 2004, pursuant to the automatic conversion provision as defined in the agreement, all of the 1,443,457 shares of Series A convertible preferred stock outstanding was converted into an equivalent number of the Company’s Common Stock at a ratio of one share of common stock for each share of Series A preferred stock from the Company’s authorized but unissued shares reserved for issuance.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this quarterly report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and are subject to the “Risk Factors” included in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2003. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

     In 2001 we repositioned our products, moving away from the idea of the Internet as a stand-alone business category, and moving towards the idea of the Internet as an extremely efficient and flexible communication channel. We recognized that this technology can be utilized to greatly enhance the functionality of the software we licensed to our existing customer base, as well as expand into new areas where our technology can be used to connect advertising outlets with advertisers. During 2002, we began to execute our business plan and spent virtually the entire year on successfully enhancing and integrating our existing technology and new products into the existing and new customers. While some of our historical business has migrated to our new transaction based model, it continues to be used by hundreds of recruitment agencies and volume advertisers. During 2003 we continued customer requested enhancements to our existing applications and expect to monetize the rollouts to a greater extent in 2004 as more publications adapt the new robust applications available to them.

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

     Publishers are beginning to realize the revenue potential of offering print in combination with online advertising. Being able to accomplish it has been problematic due to old legacy systems that cannot accommodate this offering. Referred to as reverse publishing, it addresses the users who currently go online to buy an online ad for a reasonable up-charge they can include a print ad in their advertising package. The strength of a combination print and online ad assures the advertiser of maximum exposure. Publishers now receive classified advertising from a myriad of sources transmitted in a myriad of ways, each offering their own challenges to process in a quick and efficient way. The XML Gateway allows a newspaper to provide a common, single point of entry to whoever wants to send ads and easily drive them directly into their publishing systems.

     In 2003 we also saw the release of our new USER INTERFACE for Web-based ad-taking. This new interface accommodates a variety of customized up-sells for an advertiser. Including our bold headlines, borders, background shading, pictures and graphic attention getters. The user is able to create in real time an ad with a unique look and feel.

     As important as up sells are to newspapers for additional revenue, what is more important is the platform we have created that can expand to offer new and unique capabilities. The future of classifieds rest with the online side of the industry. While print classifieds are two-dimensional online classifieds will offer all that technology can provide. In the future we will be able to provide sound, text messaging, voice recognition, auction function and order fulfillment for items sold etc. All these capabilities will ultimately be provided by our ever-expanding suite of products. We will partner with these technologies or we will acquire to ensure our leadership role as the E-Commerce provider to the newspaper industry.

     In October of 2003 we acquired Edgil Associates, Inc. Edgil provides credit card processing to the newspaper industry. Key to their service is providing seamless integration of these transactions into billing systems and circulation systems alike. Historically operating in a license model we look forward to offering this service in a hosted environment with monthly fees and transaction fees in line with AdStar’s current model.

     Edgil’s customer account base offers fertile ground for cross selling opportunities for Web-based ad-taking.

     In addition to transitioning to a recurring revenue model and expanding our newspaper customers, we are now in a position to reduce our operating costs on a going forward basis. There can be no assurance that our new product offerings or the arrangement with Tribune Company will be successful in generating revenues sufficient to support our operating expenses.

     Prior to the development of our Web business, revenues had been generally sufficient to support our historic business. In developing our Web-based system we began to incur significant losses that could not be offset by the revenues generated by our historic business. These expenses caused us to incur significant losses from 1998 through 2003. Our future success is dependent upon our ability to substantially grow revenues and control costs to the point where we can fund the level of operations necessary to serve the anticipated customer base. To this end, our plans have included expanding the products and services offered to our customers by building on our proprietary software processes and unique position within the industry. We feel that there is significant opportunity to increase revenues by offering the Web software and services that we had initially developed for ourselves to print publications as an application service provider (“ASP”). In addition we have already taken steps to control or in some cases reduce cost on an ongoing basis.

Results of Operations

The following table sets forth the results of operations expressed as a percentage of net revenues.

	Three Months Ended
	March 31,
	2003	2004
ASP, net	54%	38%
Licensing and software	36%	52%
Customization and other	10%	10%

Net revenues	100%	100%
Cost of revenues	56%	40%

Gross Profit	44%	60%
General and administrative expense	49%	42%
Selling and marketing expense	27%	31%
Product development costs	43%	36%
Amortization	0%	2%

Loss from operations	(75)%	(51)%
Other income	0%	0%
Interest income (expense)	0%	0%

Loss before taxes	(75)%	(51)%
Provision for taxes	–	–

Net loss	(75)%	(51)%

Three Months Ended March 31, 2004 and 2003

Revenues

     Net revenues increased to $1,047,000 in 2004 from $593,000 in 2003, a net increase of $454,000 or 77%. The increase in net revenue for 2004 is primarily comprised of a net increase of $441,000 or 75% related to our wholly-owned subsidiary, Edgil Associates, Inc. (Edgil) which was acquired in October 2003. The remaining 2% net increase is primarily comprised of a $53,000 or 9% increase in ASP revenues, offset by a $12,000 or 2% decrease in Licensing and software and a $27,000 or 5% decrease in Customization and other revenues attributable to AdStar.

     The increase of $53,000 in ASP revenues is primarily attributable to the net addition 6 ASP customers included in the three months ended March 31, 2004 compared the to the three months ended March 31, 2003, accounting for approximately $25,000 with the remaining $27,000 increase coming from a quarter-over-quarter increase in transaction volumes from existing customers. Licensing and software decreased by $12,000 as a result of 3 customers who terminated the use of our outmoded licensed fax technology as the industry continues to move toward a web-based product, we now have only 2 such licenses remaining issued. The $27,000 decrease in Customization and other revenues is primarily due to timing of customer scheduling of installations, upgrades, and other custom work. We expect this amount to significantly increase over the remainder of 2004.

Cost of revenues

     Cost of revenue consists primarily of the costs to customize and install the AdStar software applications, configure end-user software, install Web-based ad-taking software, amortization of internally developed application modules, royalties, and co-location costs. Cost of revenues increased to $417,000 in the three months ended March 31, 2004 from $335,000 in comparable period in 2003, a net increase of $82,000 or 25%. The increase during 2004 is primarily comprised of a net increase of $119,000 or 36% attributable to Edgil offset by a $36,000 or 11% decrease attributable to AdStar. The $36,000 decrease is primarily due to a $36,000 reduction in direct labor as a direct result of the reduction of customization and other revenues.

General and administrative expense

     General and administrative expense consists primarily of the cost of executive, administrative, professional fees, accounting, and finance personnel. General and administrative expenses increased to $438,000 in the three months ended March 31, 2004 from $289,000 in comparable period in 2003, a net increase of $149,000 or 52%. The increase during 2004 is primarily comprised of a net increase of $122,000 or 42% attributable to Edgil and a $27,000 or 10% increase attributable to AdStar. The $27,000 increase is primarily related to $12,000 in temporary and permanent increases in financing wages and benefits and a $12,000 increase in legal fees primarily associated with post Edgil acquisition compensation plan research.

     Management believes that our existing executive and administrative personnel are sufficient to allow for continued organic growth without the need to add significant additional systems or personnel related costs for the near future. As we continue to grow and contemplate future acquisition candidates we may need to add additional support or mid-management level staffing.

Selling and marketing expense

     Selling and marketing expense consists primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost for business development. Selling increased to $328,000 in 2004 from $161,000 in 2003, a net increase of $167,000 or 104%. The increase during 2004 is primarily comprised of a net increase of $82,000 or 51% attributable to Edgil and an $84,000 or 54% increase attributable to AdStar.

     The $84,000 increase is comprised of a $56,000 net increase in salary, moving and related expenses, primarily related to the hiring of a senior vice president of sales, a $10,000 commission expense related to a newly created commission plan, a $44,000 increase in travel and trade shows as anticipated with the increased focus on selling and marketing our products, offset by a $25,000 reduction in outside consulting fees.

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

Product maintenance and development costs

     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design the required technical infrastructure, and to perform Web-site maintenance and other general routine fixes. The costs consist primarily of personnel related expenses for technical and design functions including outside consultants. Product maintenance and development expense increased to $376,000 in 2004 from $253,000 in 2003, a net increase of $123,000 or 49%. The increase during 2004 is primarily comprised of a net increase of $121,000 or 48% attributable to Edgil while AdStar remained essentially flat with a net $2,000 or 1% increase.

     From mid April through September 30, 2003 we had a net reduction of 7 full time equivalent technical staff. In addition, during December 2003 we identified an additional 4 technical staffing positions that were eliminated on January 5, 2004. We believe this lowered level of technical staffing will be sufficient for the near future. Conversely, we may need to increase technical staffing in the short term if we obtain additional customers more quickly than currently expected or an unexpected increase in customer demand for customization projects. However, an increase in customer demand requiring an increase in technical staffing costs are generally offset by increased revenues for such services.

Liquidity and Capital Resources

     Prior to 1999 we financed our business primarily from cash generated by operations. Subsequently, we have financed our business through a combination of cash generated from operations and debt and equity financings. For the years ending December 31, 2003 and 2002, we raised net proceeds of $2,622,000 and $3,831,000, respectively, in equity and debt financings, including the acquisition of Edgil in October 2003. In April 2004 we raised an additional $1,500,000 from a convertible debt financing to fund operations and enhance and expand the product line we provide our customers.

     As of March 31, 2004, we had cash and cash equivalents of approximately $1,883,000 compared to $2,092,000, as of December 31, 2003 a combined net decrease of $209,000. The net decrease in cash and cash equivalents was a result of $32,000 in net cash used in operating activities, $254,000 in net cash used in investing activities, offset by net proceeds of $76,000 provided by financing activities.

     Net cash used in operations during the three months ended March 31, 2004 was approximately $32,000. Net cash used in operating activities was primarily the result of a net loss of $542,000 less non-cash charges of $208,000 in Depreciation and amortization, a $370,000 increase in Due to publications, a $133,000 increase in Deferred revenue and customer deposits, offset by a $190,000 decrease in Accounts payable and accrued expenses. The increase in Due to publications is a by-product of the seasonal nature of the classified industry whereby a greater volume of newspaper ads are placed in the first three quarters of the calendar year with a material drop-off in the fourth quarter.

     Net cash used in investing activities during the three months ended March 31, 2004 was approximately $254,000. Net cash used in investing activities was primarily comprised of $158,000 in ongoing enhancements to our proprietary software as well as an additional $85,000 increase in the cost of the acquisition of Edgil. The software enhancements primarily relate to the conversion of Edgil’s EdgeCapture payment processing software from a stand-alone server based application to a web-based application available to all AdStar and Edgil customers, as well as new customers, while the addition to the cost of Edgil is primarily related to additional legal and accounting fees required to satisfy NASDAQ technical requirements.

     Net cash provided by financing activities during the three months ended March 31, 2004 was approximately $75,000, which primarily consisted of $84,000 in net proceeds from the exercise of employee options vendor warrants, offset by $9,000 in Principal repayments on capital leases.

     At March 31, 2004, we have an accumulated deficit of $14,703,000. We have incurred significant recurring net losses for the years ended December 2002, 2003 and the three months ended March 31, 2004 of $2,160,000 and $2,842,000 and $542,000. Our 2002 and 2003 and first quarter 2004 net losses were principally attributable to our shift in focus from an on-line business to an ASP business. We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP product. We believe cash on hand of $1,883,000 at March 31, 2004, the $1,500,000 in proceeds from a convertible debt financing we closed in April 2004, the positive cash flows we are currently generating from our acquisition of Edgil, our reduction in personnel at the beginning of January

2004 and expected increase in revenues from our continued success in growing our ASP business will generate sufficient capital to meet our cash needs through the next twelve months. In addition we believe the $1,500,000 in convertible debt financing in April 2004 will further enhance our ability to grow organically and position us to take advantage of additional strategic acquisitions and revenue sharing arrangements should they present themselves. In May 2004, $225,000 of the debt was converted into equity which is expected to have a positive impact our cash flow in the third quarter of 2004.

     We are optimistic that our growing ASP business will continue to be accepted in the marketplace. However, our ability to sell ASP business products and service offerings during the current year may be hampered by the current unstable climate in the advertising market, the geo-political climate, including the war in Iraq, and state of the economy in general. These factors, coupled with the unproven ability of our newly acquired subsidiary, Edgil, to continue to generate positive cash flow, possible competition from other vendors, the extended selling cycle in our industry, and customer delays in customization and implementations, could delay our ability to increase revenue to a level sufficient to cover our expenses.

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

Software Development Costs

Costs to establish the technological feasibility of software applications developed by us are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, we capitalize a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. During the three months ended March 31, 2004 we capitalized $158,000 and amortized $159,000 in capitalized software costs and expensed $376,000 in software development and maintenance costs.

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

The following table aggregates our expected contractual obligations and commitments subsequent to March 31, 2004:

	Payments due by Period
				Beyond
Contractual obligations	2005	2006	2007	2008	Total
Employment agreements (1)	$569,375	$372,400	$159,600	$—	$1,101,375
Capital Lease commitments	37,615	10,460	—	—	48,075
Operating lease commitments (2)	414,524	111,919	37,113	—	563,556
Loans from stockholders	21,000	21,000	21,000	—	63,000

	$1,042,514	$515,779	$217,713	$–	$1,776,006

(1)	Includes employment agreements entered into pursuant to the Merger agreement whereby the two stockholders of Edgil entered into employment agreements, each receives a monthly salary of $7,000 for six months commencing October 21, 2003.

(2)	Excludes sublet office agreement of $2,400 and $11,000 per month through April and May 2005 respectively.

Item 3. Controls And Procedures

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

PART II

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

     AdStar established a vendor payment plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. In the three month period ended March 31, 2004, 8,226 shares were issued to vendors under the plan relying upon the exemption under sections 4(2) and 4(6) of the Securities Act of 1933 and which represented compensation for the period of $17,175. The vendors have taken the shares for investment.

     On April 12, 2004, we closed on a $1.5 million private placement of a 3-year secured convertible note (the “Note”) and 7-year warrants to purchase 200,000 shares (the “Warrants”) of our common stock (the “Common Stock”) with Laurus Master Fund, Ltd., a New York City based institutional fund and an accredited investor (“Laurus Master Fund”).

     The Note bears interest at the prime rate minus one percentage point and is convertible into Common Stock at an initial fixed conversion price of $2.25 per share (the “Fixed Conversion Price”), 105% of the average closing price of the Common Stock (“Average Closing Price”) during the 22 trading days preceding the closing date. The Note has limited anti-dilution protection for capital changes and, on a weighted average basis, for issuance of Common Stock below the Fixed Conversion Price, excluding shares issued in mergers, acquisition or strategic relationships, shares underlying compensatory options, shares issued on conversion or exercise of outstanding securities and other exceptions.

     The shares underlying the Note are covered by an effective registration statement and subject to certain limitations based on market volume for the Common Stock and Laurus Master Fund’s aggregate holdings, Laurus Master Fund is required to convert all monthly installments of principal and interest into Common Stock if the Average Closing Price is more than 10 percent above the Fixed Conversion Price. Additionally, we may redeem the Note by paying 125 percent of the then outstanding principal balance plus accrued interest. The Note is secured by a first lien on all of our assets.

     Of the Warrants, 120,000 are exercisable at $2.58 and 80,000 are exercisable at $2.80 (120% and 130% of the Average Closing Price during the 22 trading days preceding the closing).

     Pursuant to the terms of the Note and the Warrants, Laurus Master Fund may not receive shares of Common Stock on conversion of the Note or exercise of the Warrants to the extent such conversion or exercise would result in Laurus Master Fund beneficially owning in excess of 4.99% of the issued and outstanding shares of Common Stock.

     The net proceeds from the financing will be added to our working capital. We believe that with this added working capital we can more quickly achieve the goals of our business plan and accelerate our strategic acquisition program.

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

     We filed a current report on form 8-K, on January 5, 2004 with respect to Item 2 and on April 16, 2004 with respect to Item 5.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdStar, Inc (Registrant)
Date May 14, 2004	/s/ Leslie Bernhard
President & CEO

Date May 14, 2004	/s/ Anthony J. Fidaleo
Chief Financial Officer
(Principal Financial Officer)