Form 10-Q
period 2004-06-30
ADSTAR INC
filed 2004-08-16
CIK 1091599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(310) 577-8255
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2004 the Issuer had outstanding 14,466,472 shares of its common stock, including 21,170 shares issuable to various vendors.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

FORM 10-QSB REPORT

June 30, 2004

PAGE
PART I — FINANCIAL INFORMATION
Item 1.Interim condensed financial statements (unaudited)
Balance Sheet — June 30, 2004	3
Statements of Operations For the three month periods and six month periods ended June 30, 2003 and 2004	4
Statements of Cash Flows For the six month periods ended June 30, 2003 and 2004	5
Notes to Interim Financial Statements	7
Item 2.Management’s discussion and analysis or plan of operation	17
Item 3. Controls and Procedures	24
PART II — OTHER INFORMATION
Item 2. Changes in securities and use of proceeds	28
Item 6. Exhibits and reports on form 8-K	28
SIGNATURES	30
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

AdStar, Inc. and Subsidiary

Consolidated Balance Sheet
June 30, 2004 (unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,939,949
Accounts receivable, net of allowance for doubtful accounts of $59,000	581,323
Notes receivable from officers — current portion	7,802
Prepaid and other current assets	250,646

Total current assets	3,779,720
Notes receivable from officers, net of current portion	228,400
Property and equipment, net	140,559
Capitalized and purchased software, net	1,920,978
Intangible assets, net	1,443,287
Goodwill	2,246,454
Other assets	125,342

Total assets	$9,884,740

Liabilities and Stockholders’ Equity
Current liabilities:
Due to publications	$1,717,503
Accounts payable and accrued expenses	920,248
Deferred revenue and customer deposits — current portion	105,824
Loans from Stockholders, current portion	21,000
Capital lease obligations — current portion	31,658
Convertible Note — current portion	157,876

Total current liabilities	2,954,109
Deferred revenue — net of current portion	149,139
Capital lease obligations, net of current portion	602
Loans from Stockholders, net of current portion	31,500
Convertible Note, net of current portion	536,367

Total liabilities	3,671,717
Commitments and contingencies
Stockholders’ equity:
Convertible Preferred stock, par value $0.0001; authorized 5,000,000 shares; 3,443,457 Issued, and outstanding:
Series B-2, 2,000,000 issued and outstanding; liquidation preference of $1,649,995	1,342,404
Common stock, par value $0.0001; authorized 20,000,000 shares; 14,460,966 shares issued and outstanding	1,446
Additional paid-in capital	20,033,400
Treasury stock, par value $0.0001; 67,796 shares	(67,796)
Accumulated deficit	(15,096,431)

Total stockholders’ equity	6,213,023

Total liabilities and stockholders’ equity	$9,884,740

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc.

Statements of Operations
For the three month and six month periods
ended June 30, 2003 and 2004 (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2004	2003	2004
ASP, net	$380,215	$428,531	$702,474	$824,204
Licensing and software	212,337	565,865	428,039	1,113,853
Customization and other	39,535	394,628	94,667	498,453

Net Revenues	632,087	1,389,024	1,225,180	2,436,510
Cost of revenues, including depreciation and amortization of $124,803, $235,613, $163,501 and $349,689	291,226	517,863	626,137	935,183

Gross profit	340,861	871,161	599,043	1,501,327
General and administrative expense	323,952	466,837	612,942	904,695
Selling and marketing expense	196,236	327,845	357,374	655,464
Product maintenance and development expenses	324,687	265,300	577,528	640,958
Amortization	—	21,997	—	44,113

Loss from operations	(504,014)	(210,818)	(948,801)	(743,903)
Beneficial interest and amortization of financing fees on Convertible Note	—	(163,670)	—	(163,670)
Interest income (expense), net	1,345	(10,185)	2,280	(11,338)

Loss before taxes	(502,669)	(384,673)	(946,521)	(918,911)
Provision for income taxes	963	3,463	1,925	11,082

Net loss	$(503,632)	$(388,136)	$(948,446)	$(929,993)

Loss per share — basic and diluted	$(0.06)	$(0.03)	$(0.12)	$(0.07)
Weighted average number of shares — basic and diluted	8,265,194	14,361,348	8,241,446	13,585,883

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc. and Subsidiary

Statements of Cash Flows
For the six month periods ended
June 30, 2003 and 2004 (unaudited)

	2003	2004
Cash flows from operating activities:
Net loss	$(948,446)	$(929,993)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	377,508	408,284
Beneficial interest and amortization of financing fees on Convertible Note	—	163,670
Allowance for doubtful accounts	—	25,000
Stock based vendor payments	57,500	57,357
Changes in assets and liabilities:
Accounts receivable	(68,699)	(266,451)
Prepaid and other assets	(67,702)	(79,971)
Due to publications	876,865	633,530
Accounts payable and accrued expenses	(216,362)	(273,179)
Deferred revenue and customer deposits	5,235	65,190

Net cash provided by (used in) operating activities	15,899	(196,563)

Cash flows from investing activities:
Purchase of Edgil Associates, Inc.	—	(85,000)
Purchase of property and equipment	(35,760)	(38,137)
Additions to capitalized and purchased software	(392,092)	(310,112)
Additions to intangible assets	—	(4,000)
Principal repayments of shareholder notes receivable	3,550	3,743

Net cash used in investing activities	(424,302)	(433,506)

Cash flows from financing activities:
Decrease to restricted cash	154,918	—
Proceeds from issuance of convertible note payable	—	1,353,181
Proceeds from issuance of note payable	200,000	—
Repayment of note payable	(200,000)	—
Proceeds from issuance of Series B-2 preferred stock	528,683	—
Proceeds from exercises of options and warrants	—	167,579
Costs of conversion of Series A preferred stock	—	(14,978)
Principal repayments on loans from shareholders	—	(10,500)
Principal repayments on capital leases	(13,457)	(17,740)

Net cash provided by financing activities	670,144	1,477,542

Net increase in cash and cash equivalents	261,731	847,472
Cash and cash equivalents at beginning of period	940,378	2,092,477

Cash and cash equivalents at end of period	$1,202,109	$2,939,949

Supplemental cash flow disclosure:
Taxes paid	$7,354	$965
Interest paid	$7,747	$19,857
Non cash investing and financing activities
Conversion of 1,443,457 shares of convertible preferred stock into equivalent shares of common stock — Note 5	$—	$1,697,000
Conversion of $225,000 of convertible note into 100,000 shares of common stock — Note 6	$—	$225,000

	2003	2004
Conversion of accrued legal fees to common stock	$50,000	$—
Issuance of common stock to financial consultants	$30,000	$—

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc. and Subsidiary

Notes To Interim Financial Statements
(Unaudited)

1.	General

The interim financial statements for AdStar, Inc. (the “Company”) have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

For the six-month period ended June 30, 2004, the Company had incurred a cash outflow from operations of $197,000. Although there can be no assurance, we believe that expected cash flow from the recent acquisition of Edgil Associates, Inc., the additional $1,500,000 in proceeds from a private placement of a 3-year secured convertible note funded in April, 2004, our available funds, combined with cash generated from existing operations, new customers and the flexibility to cut back our work-force upon completion or delay of significant customization projects, will be sufficient to meet our anticipated working capital needs through June 30, 2005. In addition the Company continues to seek additional financings. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

2.	Summary of Significant Accounting Policies

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.

For the six months ended June 30, 2004 and 2003, no customers accounted for 10% and one customer accounted for 12.0% of the Company’s revenues. At June 30, 2004, 5 customers in the aggregate accounted for 45% of the Company’s accounts receivable. The majority of the Company’s customers have historically consisted of newspapers and publishers of classified advertisements.

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

For the three and six months ended June 30, 2004 diluted loss per share does not include 1,355,374 and 2,416,270 respectively, of options and warrants to purchase 2,000,000 shares of common stock issuable upon the conversion of B-2 preferred stock to common stock, as their inclusion would be antidilutive.

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

In accordance with SFAS No. 142, the Company recorded goodwill of $2,246,454 from the purchase of Edgil Associates, Inc. (Edgil). The Company does not amortize goodwill in accordance with SFAS 142. However the Company will evaluate goodwill at least on an annual basis for impairment or when there are indications of impairment. In future periods if goodwill is determined to be impaired, the Company will recognize a non-cash charge equal to the excess of the carrying value over the fair value. There can be no assurance that future evaluations of goodwill will not result in impairment and a charge to earnings.

4.	Significant Contracts

On March 18, 2002, the Company entered into a series of agreements with Tribune Company (“Tribune”). In accordance with these agreements, the Company sold 1,443,457 shares of Series A convertible preferred stock to Tribune Company for approximately $1.8 million before the deduction of related expenses. The Company recorded the $1.8 million investment in the Series A convertible preferred stock at cost which approximated fair value. The Series A convertible preferred stock was converted into an equivalent number of the Company’s common stock on April 1, 2004, see note 5.

As part of the agreement the Company agreed to develop and customize a version of its Web software applications to Tribune specifications in exchange for earning volume-based transaction fees in the future by providing Web-based recruitment ad sales technology to all major market Tribune newspapers and on-line services. This customization will provide a platform that allows Tribune owned newspapers, together with CareerBuilder, L.L.C., to receive recruitment advertising from agencies, corporate customers, and the general public. On completion of the development and customization effort, the Company will manage the related transactions and receive a volume-based ASP fee with a guaranteed monthly minimum. Costs incurred in the customization effort after technological feasibility is obtained, are included in capitalized and purchased software in the balance sheet.

As of June 30, 2004, $294,063 in development and customization costs associated with the FlexAds application have been capitalized net of a write down of $316,462 in December 31, 2003. As of June 30, 2004 the Company had launched the FlexAds® service on eight Tribune newspapers and commenced full amortization of the cost of the development and customization effort over the maximum 5 year period of the contract. Under terms of the agreement the Company receives $7,500 minimum monthly payments for up to 60 months; comprised of a 36-month contract with two 12-month options which automatically renew unless Tribune provides 180-day notice. The Company commenced recognition of revenue from the $7,500 minimum monthly fee under the agreement on a straight-line basis during August 2002.

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

Pursuant to automatic conversion provisions in the Tribune Company agreement, all 1,443,457 shares of Series A preferred stock automatically converted to an equivalent number of shares of common stock on April 1, 2004

In March 2003, AdStar sold 800,000 shares of its Series B-2 Preferred Stock to Tribune Company for an aggregate purchase price of $600,000. These shares currently convert on a 1:1 basis. Shareholders of Series B-2 Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and as a single class with the Common Stock. The holders of Series B-2 Preferred Stock are entitled to one vote for each share. In addition, on March 28, 2003, in exchange for all of the Series B-1 Preferred Stock plus accrued and unpaid dividends on those shares, issued in December 2002 to Tribune Company, AdStar issued an additional 1,200,000 shares of its Series B-2 Preferred Stock to the Tribune Company.

At June 30, 2004, the Company has reserved 2,000,000 shares of common stock for issuance upon the conversion of the Series B preferred stock. The Series B preferred stock have the following characteristics:

Voting Rights — Each holder of the Series B preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares are convertible. The Company cannot amend its certificate of incorporation amending the rights of the Series B preferred stockholders, enter into any capital stock or equity agreements with rights ranking the same or above the rights of the Series B preferred stock or liquidate the Company without the approval of at least a majority of the holders of the Series B preferred stock then outstanding.

Liquidation Preference — In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of the Series B preferred stock will be entitled to receive in preference to the holders of the common stock, an amount per share equal to $0.75 plus accrued and unpaid dividends. After such payment, the Series B preferred stockholders share equally with the common stockholders in any remaining assets or funds of the Company.

Conversion — Each share of the B preferred stock is convertible at anytime at the option of the holder into shares of common stock pursuant to a ratio of one share of common stock for each share of Series B preferred stock, subject to certain stock split and stock dividend adjustments. In addition, the conversion ratio is subject to adjustment, as defined in the agreement, in the event that the Company issues common stock at a per share price less than $0.75. All Series B preferred stock will automatically convert to common stock on the first day after December 23, 2005 for which the market price of the Company’s common stock exceeds $1.50 per share.

Dividends — Dividends on the Series B preferred stock shall accrue cumulatively at 7% per annum through the date of liquidation or conversion. In the event of conversion all accrued and unpaid dividends will be waived. The 7% cumulative dividend has not been shown as a deduction from net loss applicable to common shareholders, since the dividends are only to be paid if a liquidation event occurs and the dividends would be accrued from the original issuance date to the date of the liquidating event. If the Series B preferred stock is converted into common stock, the right to the cumulative dividends will be waived.

6.	Convertible Note

On April 12, 2004, the Company closed a $1.5 million private placement of a 3-year secured convertible note (the “Note”) and 7-year warrants to purchase 200,000 shares (the “Warrants”) of our common stock (the “Common Stock”) with Laurus Master Fund, Ltd., a New York City based institutional fund and an accredited investor (“Laurus Master Fund”).

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

The shares underlying the Note are covered by an effective registration statement and subject to certain limitations based on market volume for the Common Stock and Laurus Master Fund’s aggregate holdings, Laurus Master Fund is required to convert all monthly installments of principal and interest into Common Stock if the Average Closing Price for the 5 trading days immediately preceding each monthly installment payment date is more than 10 percent above the Fixed Conversion Price. Additionally, we may redeem the Note by paying 125 percent of the then outstanding principal balance plus accrued interest. The Note is secured by a first lien on all of our assets.

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

During May 2004, pursuant to the terms of the Note, Laurus Master Fund elected to convert $225,000 of the Note into 100,000 shares of Common Stock. At a conversion price of $2.25 per share.

The Company recorded a debt discount of approximately $734,000 consisting of the intrinsic value of the beneficial conversion of approximately $467,000 and the portion of the proceeds allocated to the warrants issued to the lenders of approximately $267,000, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the notes. The debt discount is being amortized as interest expense over the three-year term of the notes using the interest method.

During the three and six month periods ending June 30, 2004, approximately $164,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $153,000. The non-cash portion was comprised of approximately $46,000 debt discount amortization for the period and an accelerated debt amortization of approximately $107,000 as a result of the conversion of $225,000 in debt to equity. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the remaining 33 months of the note are approximately $149,000 for the remainder of 2004, $288,000 in 2005, $270,000 in 2006 and $76,000 in 2007. In the event the investors convert additional amounts of the debt or exercise all or part of the warrants, the Company will be required to amortize the remaining debt discount in the period in which the conversion or exercise occurs. The net proceeds from the financing will be used for working capital. We believe that with this added working capital we can more quickly achieve the goals of our business plan and accelerate our strategic acquisition program.

8.	Options and warrants

During the three months ended June 30, 2004 option and warrant holders exercised 58,111 options and 55,230 warrants for which the company received net proceeds of $58,414 and $109,164 respectively.

9.	Loans from shareholders

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

In July 2002, AdStar entered into a loan transaction with Leslie Bernhard, President and Chief Executive Officer and Eli Rousso, Executive Vice President and Chief Technical Officer for $110,434 and $100,000, respectively. As part of the transaction, Ms. Bernhard and Mr. Rousso each issued to AdStar an unsecured, non-negotiable promissory note bearing interest at 5.56% with monthly principal and interest payments of $763 and $691, respectively. The note is payable on a monthly basis, with all remaining outstanding principal and interest amounts due on July 31, 2022. Concurrently, an outstanding note from Ms. Bernhard in the amount of $39,566 was restructured under the same terms and conditions as the aforementioned new note. The loans are forgiven if there is a change in control in AdStar or if the loan maker is dismissed for other than cause as defined by the loan and employment agreements. At June 30, 2004 the outstanding notes receivable was $236,202.

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

The Company has adopted the disclosure only provisions of SFAS No. 123. If compensation cost associated with the Company’s stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 123, the Company’s net loss for the six months ended June 30, 2003 and 2004 would have increased to the pro forma amounts indicated below:

		Six months ended June 30,
		2003	2004
Net loss - applicable to common stockholders	As reported	$(948,446)	$(929,993)
	Add: Stock based employee compensation included in reported loss	-0-	-0-
	Deduct: Employee compensation expense	(145,054)	(75,507)

	pro forma	(1,093,500)	(1,005,500)

Loss per share -	As reported	$(0.12)	$(0.07)
	pro forma	$(0.13)	$(0.07)

Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

13.	Related party transactions

During the six months ended June 30, 2003 and 2004 the Company’s total revenues derived from related parties were $266,798 and $334,022 respectively.

14.	Restructuring costs

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

During 2003 the Company completed the major enhancement of is products and the major requirements under the terms of the Tribune Agreements. In addition the Company acquired Edgil Associates, Inc., and immediately commenced an overall product line evaluation as part of the integration. As described in prior quarter financials, management approved a reduction-in-force during the fourth quarter, evaluated excess computer equipment and paid a bonus associated with the successful transfer of various functions of the New York office to the Los Angeles office.

The following table summarizes the restructuring activity for the six months ended June 30, 2004; these costs are included in accrued expenses on the balance sheet:

	Bonus and	Office	Legal and
Accrued restructuring	Severance	Lease	Other	Total
Balance December 31, 2003	$25,311	$58,608	$15,653	$99,572
Charges for the period	(25,311)	(7,853)	—	(33,164)

Balance June 30, 2004	$—	$50,755	$15,653	$66,408

15.	Acquisition of Edgil Associates, Inc.

On October 21, 2003 the Company acquired Edgil Associates, Inc. (Edgil) through a forward triangular merger pursuant to an Agreement and Plan of Merger, dated as of the Effective Date, by and among AdStar, Edgil, EDG, and Edward P. Hopey and Gilbert Wolsky, the stockholders of Edgil (collectively, the “Edgil Stockholders”).

Pursuant to the Merger Agreement, the Company paid $1,520,000 cash and issued 1,311,530 shares of common stock, in exchange for the business and assets of Edgil. Based upon the average closing price of the Common Stock on the Nasdaq SmallCap Market for the 10 trading day period beginning October 14, 2003 the value of the Edgil Shares was $2,111,563. In addition, the Company issued 63,397 AdStar options valued at $68,926 using the Black-Scholes method as replacement options for fully vested Edgil employee options and recorded an estimated $285,000 in Legal, Accounting and other fees as part of the cost of the acquisition.

The acquisition of Edgil adds to AdStar’s suite of e-commerce services, Edgil’s EdgCapture, an integrated payment processing solution that interfaces directly with publishers’ classified and circulation systems; and EdgFlow, a content processing solution that allows publishers to deliver media content such as articles, technical documents, advertisements, wire stories, etc., to multiple channels in a variety of formats. Edgil’s products and services will continue to be offered under the Edgil brand, and AdStar will maintain Edgil’s Massachusetts-based headquarters.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is based in part on independent third-party valuation of certain intangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed is recorded as goodwill. The estimated cost of the acquisition, and accordingly the recorded amount of goodwill, was increased by $85,000 since December 31, 2003 as a result of underestimating professional costs associated with NASDAQ and SEC requirements.

At October 21, 2003

Current assets	$430,887
Purchased software	311,000
Customer list	1,500,000
Goodwill	2,934,634

Total assets acquired	5,176,521
Current liabilities	439,852
Deferred tax liability	688,180
Notes payable Shareholders	63,000

Total liabilities assumed	1,191,032

Net assets acquired	$3,985,489

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

Since there is no step up in basis of the acquired Edgil assets for tax purposes, amortization of purchased software and customer list is not deductible for tax purposes. The $688,180 deferred tax liability is calculated at Edgil’s 38% blended tax rate assigned by the independent third-party appraiser and applied to the $311,000 purchased software and $1,500,000 customer list. At December 31, 2003 in accordance with SFAS 141, the deferred tax liability is expected to be realized over the term as the deferred tax asset, therefore the deferred tax liability was offset against the deferred tax asset on AdStar, Inc. (AdStar) as part of the consolidated income tax provision. As a result of this transaction, AdStar’s deferred tax asset valuation allowance was reduced. In accordance with SFAS 109, the change in the valuation allowance was offset against goodwill. Accordingly, the deferred tax assets and liabilities of the Company has a 100% valuation allowance recorded.

The following summarized pro forma consolidated results of operations are presented as if the acquisition of Edgil had occurred on January 1, 2003. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	The three months	The six months
	ended June 30,	ended June 30,
	2003	2003
Revenue	$1,308,687	$2,576,380
Net Loss	(421,918)	(785,018)
Loss per share — basic and diluted	$(0.04)	$(0.08)

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

     In 2003 we also saw the release our new USER INTERFACE for Web-based ad taking. This new interface accommodates a variety of customized up-sells for an advertiser. Including our bold headlines, borders, background shading, pictures and graphic attention getters. The user is able to create in real time an ad with a unique look and feel.

     As important as up-sells are to newspapers for additional revenue, what is more important is the platform we have created that can expand to offer new and unique capabilities. The future of classifieds rests with the online side of the industry. While print classifieds are two-dimensional online classifieds will offer all that technology can provide. In the future we will be able to provide sound, text messaging, voice recognition, auction function and order fulfillment for items sold etc. All these capabilities will ultimately be provided by our ever-expanding suite of products. We will partner with these technologies or we will acquire to ensure our leadership role as the E-Commerce provider to the newspaper industry.

     In October of 2003 we acquired Edgil Associates, Inc. Edgil provides credit card processing to the newspaper industry. Key to their service is providing seamless integration of these transactions into billing systems and circulation systems alike. Historically operating in a license model we look forward to offering this service in a hosted environment with monthly fees and transaction fees in line with AdStar’s current model. Edgil’s principal product lines include EdgCapture, a complete payment processing solution and EdgFlow, a content processing and routing needs solution.

     EdgeCapture -Processing credit card payments has become a way of life for newspapers. Advertising, circulation, and new media departments need to automate payment processing and integrate e-commerce programs into day-to-day operations. Using EdgCapture, newspapers have seen a dramatic improvement in their bottom line. Offering prepayment alternatives to advertisers and subscribers reduces labor and the costs associated with taking ads and subscriptions over the phone or Internet. More than just a piece of software, EdgCapture is an innovative service that allows newspapers and groups of newspapers to establish their own private payment processing interfaces. With a consistent track record, EdgCapture effortlessly processes millions of transactions per year.

     EdgFlow — Data is at the heart of every corporate operation. Managing the distribution of data among a variety of systems has become an extremely complex task.

     The EdgFlow system was designed to help organizations cope with their changing data requirements. The diversity of client/server environments and open database solutions gives a whole new meaning to the phrase ‘data delivery’. Its flexibility is particularly attractive for data management applications running in a heterogeneous environment encompassing various desktop and legacy systems.

     EdgFlow allows organizations to deliver timely information in a format that they need. With the increasing distribution of information to the Internet, intranets, and a variety of databases, corporations must be equipped with the high performance tools necessary to meet the information-specific demands of their customers and their staff.

     Edgil’s customer account base offers fertile ground for cross selling opportunities for Web-based ad taking.

     In addition to transitioning to a recurring revenue model and expanding our newspaper customers, we are now in a position to reduce our operating costs on a going forward basis. There can be no assurance that our new product offerings or the arrangement with Tribune Company will be successful in generating revenues sufficient to support our operating expenses.

     Prior to the development of our Web business, revenues had been generally sufficient to support our historic business. In developing our Web-based system we began to incur significant losses that could not be offset by the revenues generated by our historic business. These expenses caused us to incur significant losses from 1998 through 2003. Our future success is dependent upon our ability to substantially grow revenues and control costs to the point where we can fund the level of operations necessary to serve the anticipated customer base. To this end, our plans have included expanding the products and services offered to our customers by building on our proprietary software processes and unique position within the industry. We feel that there is significant opportunity to increase revenues by offering the Web software and services that we had initially developed for ourselves to print publications as an application service provider (“ASP”). In addition we have already taken steps to control or in some cases reduce costs on an ongoing basis.

Results of Operations

The following table sets forth the results of operations expressed as a percentage of revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2004	2003	2004
ASP, net	60%	31%	57%	34%
Licensing and software	34%	41%	35%	46%
Customization and other	6%	28%	8%	20%

Net revenues	100%	100%	100%	100%
Cost of revenues	46%	37%	51%	38%
Gross profit	54%	63%	49%	62%

General and administrative expense	51%	34%	50%	37%
Selling and marketing expense	31%	24%	29%	27%
Product maintenance and Development expenses	31%	19%	29%	26%
Amortization	—	2%	—	2%

Loss from operations	-80%	-78%	-77%	-31%
Beneficial interest and amortization of
financing fees on Convertible Note Other income (expense)	—	-11%	—	-6%
Interest income (expense)	—	-1%	—	—

Loss before taxes	-80%	-27%	-77%	-37%
Provision for income taxes	—	—	—	—

Net loss	-80%	-27%	-77%	-37%

Three and six month periods ended June 30, 2004 and 2003

     Revenues - Net revenues for the three months ended June 30, 2004 increased to $1,389,000 in 2004 from $632,000 in 2003, a net increase of $757,000 or 120%. The increase in net revenue for 2004 is primarily comprised of a net increase of $353,528 or 166.5% in Licensing and software revenues and a net increase of $353,093 or 898% in Customization and other revenues. The increase in Licensing and Software revenues is primarily related to the addition to our suite of e-commerce services for the newspaper publishing industry of EdgCapture, an integrated payment processing solution that interfaces directly with publishers’ classified and circulation systems; and EdgFlow, a content processing solution that allows publishers to deliver media content such as articles, technical documents, advertisements, wire stories, etc., to multiple channels in a variety of formats. The net increase in these revenues reflects a partial offset for a decrease of $17,000 primarily as a result of termination by 2 customers of the use of our outmoded licensed fax technology as the industry continues to move toward a web-based product. We now have only 2 remaining licenses for this technology. The increase in Customization and other revenue relates primarily to customization services associated with our new EdgCapture and EdgFlow software lines and to a $153,000 increase due to customization services to power a new online recruitment service with The Washington Post (TWP) and to power a classified web order entry for the four online vertical classified advertising products, Recruitment, Autos, Real Estate and Merchandise, for The Atlanta Journal-Constitution (AJC). These ads, for both papers, will flow through AdStar’s XML Gateway. The TWP contract was essentially completed during the Quarter and the AJC contract is expected to continue into the fourth quarter of 2004. The increase of $48,316 or 12.7% in ASP Revenue is primarily comprised of a $25,000 increase in transaction volumes from existing customers and $7,000 from the addition of a new customer. No revenues from EdgCapture or EdgeFlow and related customization services were reflected in our 2003 results since these services were for our newspaper customer base were added through our acquisition of Edgil Associates in October 2003.

     Net revenues for the six months ended June 30, 2004 increased to $2,437,000 from $1,225,000 for 2003, a net increase of $1,211,000 or 99%. The increase in net revenue for 2004 is primarily comprised of a net increase of $685,814 or 160.2% in Licensing and software revenues and a net increase of $403,786 or 427% in Customization and other revenues. The increase in Licensing and Software revenues is primarily related to the addition EdgCapture and EdgFlow software lines. The net increase in these revenues reflects a partial offset for a decrease of $31,000 primarily as a result of termination by 2 customers of the use of our outmoded licensed fax technology as the industry continues to move toward a web-based product. We now have only 2 remaining licenses for this technology. The increase in Customization and other revenue relates primarily to customization services associated with our new EdgCapture and EdgFlow software lines and to a $158,000 increase due to customization services to power a new online recruitment service with The Washington Post (TWP) and to power a classified web order entry for the four online vertical classified advertising products, Recruitment, Autos, Real Estate and Merchandise, for The Atlanta Journal-Constitution (AJC). These ads, for both papers, will flow through AdStar’s XML Gateway. The TWP contract was essentially completed during the Quarter and the AJC contract is expected to continue into the fourth quarter of 2004. The increase of $121,730 or 17.3% in ASP Revenue is primarily comprised of a $70,000 increase in transaction volumes from existing customers and $14,000 from the addition of a new customer.

     We expect that revenue from our ASP Product will continue to increase as we sign on new and continue to convert existing customers to adopt our XML Gateway (such as TWP and AJC) along with the expected related increase in transaction volume we process on behalf of those customers.

     Cost of revenues - Cost of revenues consists primarily of the costs to customize and install software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs. These costs increased 78% to $518,000 for the three months ended June 30, 2004 compared with $291,000 for the three months ended June 30, 2003. Our gross profit margin increased to 63% for the three months ended June 30, 2004 from 54% for the three months ended June 30, 2003. The $227,000 increase in cost of revenues during 2004 is primarily comprised of a net increase of $158,000 or 70% for the cost underlying our new EdgCapture and EdgFlow services which were not part of our service offerings to publishers in the comparable period last year and an $87,000 increase in direct labor and overhead associated with the TWP and AJC service contracts described above, offset by a $14,000 reduction in amortization as a result of the write-down of capitalized software in the fourth quarter 2003 and a $4,000 reduction in royalties due to the termination of fax licenses by 2 customers.

     Cost of revenues for the six months ended June 30, 2004 increased to $935,000 from $626,000 for the six months ended June 30, 2003. Our gross profit margin for the six months ended June 30, 2004 increased to 62% from 49% for the six months ended June 30, 2003. The $309,000 increase in cost of revenues during 2004 is primarily comprised of a net increase of $277,000 or 90% for the cost underlying our new EdgCapture and EdgFlow services which were not part of our service offerings to publishers in the comparable period last year and an $55,000 increase in direct labor and overhead associated with the TWP and AJC service contracts, offset by a $12,000 reduction in amortization as a result of the write-down of capitalized software in the fourth quarter 2003 and a $10,000 reduction in royalties due to the termination of fax licenses by 2 customers.

     Given our current level of Web automation, we will be able to manage significantly greater transaction volumes with limited increases to our current staffing and equipment levels, once we have completed the enhancements necessary to fully transition the EdgeCapture payment processing software to an ASP model. Accordingly, we expect a corresponding increase in cash to be generated from our gross profits as transaction volume increases in our ASP products.

     General and administrative expenses - General and administrative expense consists primarily of the cost of executive, administrative, accounting, finance, and personnel along with professional fees and public company related expenses. General and administrative expenses increased from $324,000 to $467,000 or 44% during the six months ended June 30, 2004 compared with the comparable period during 2003. The $143,000 increase during 2004 is primarily comprised of a net increase of $73,000 to support our new EdgCapture and EdgFlow services and $44,000 in temporary and permanent increases in salaries and benefits result, primarily, from a shifting of executive responsibilities, including the addition of a new executive sales vice president, severance costs and salary increases in accounting and administrative personnel and an increase in legal and accounting fees of $16,000 primarily associated with research and consultation on potential acquisitions

     General and administrative expenses increased from $613,000 to $905,000 or 48% during the six months ended June 30, 2004 compared the comparable period during 2003. The $292,000 increase during 2004 is primarily comprised of a net increase of $195,000 to support our new EdgCapture and EdgFlow services and $56,000 in temporary and permanent increases in salaries and benefits primarily as a result of shifting executive responsibilities, including the addition of a new executive sales vice president, severance costs and salary increases in accounting and administrative personnel and an increase in legal and accounting fees of $27,000 primarily associated with research and consultation on potential acquisitions and related matters.

     Management believes that our existing executive staffing levels are sufficient to allow for significant growth without the need to add personnel and related costs for the foreseeable future. However, the impact of complying with Sarbanes-Oxley has not been fully analyzed at this time and may require the addition of personnel and/or systems to adequately meet the requirements.

     Selling and marketing expense - Selling and marketing expense consists primarily of direct charges for advertising, sales promotion, marketing, trade shows, customer service, and business development. Selling expense increased 67% during the second quarter 2004 to $328,000 from $196,000 during the second quarter 2003. The $132,000 increase during 2004 is primarily comprised of a net increase of $106,000 or 80% attributable to selling and marketing expenses for our new EdgCapture and EdgFlow services and a $29,000 net increase in advertising and publicity, tradeshows and business promotion related to increased focus on selling and marketing our products.

     Selling expense increased 83% during the six months ended June 30, 2004 to $655,000 from $357,000 during the six months ended June 30, 2003. The $298,000 increase during 2004 is primarily comprised of a net increase of $192,000 or 64% attributable to selling and marketing expenses for our new EdgCapture and EdgFlow services and a $56,000 net increase in salary, moving and related expenses, primarily related to the hiring of a senior vice president of sales, a $22,000 commission expense related to a newly created commission plan, a $56,000 increase in advertising and publicity, tradeshows and business promotion as anticipated with the increased focus on selling and marketing our products, offset by a $28,000 reduction in outside consulting fees and other costs.

     In 2004 we expect an increase in selling and marketing expenses as compared to the related periods of 2003 as we continue the development and implementation of our strategic marketing plan and continue to build upon our existing relationships with Tribune Company, Knight-Ridder, Inc., CareerBuilder, L.L.C., Manheim Interactive, Inc. and other potential strategic partners.

     Product maintenance and development expenses - Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design and test the required technical infrastructure, and to perform software and Web-site maintenance, and other general routine fixes. The costs consist primarily of personnel related expenses for technical and design personnel, equipment maintenance and outside consultants. Product maintenance and development expenses for the second quarter 2004 decreased 18% to $265,000 from $325,000 for the second quarter 2003 primarily the result of reductions in technical staffing levels during the first six months of 2004 compared to 2003.

     Product maintenance and development expenses for the six months ended June 30, 2004 decreased 11% to $641,000 from $578,000 for the six months ended June 30, 2003. The $63,000 net decrease during 2004 is primarily comprised of a net increase of $166,000 attributable to Edgil while AdStar had a net decrease of $229,000. The $229,000 decrease is primarily the result of reductions in technical staffing levels during the first six months of 2004 compared to 2003.

     From mid April through September 30, 2003 we had a net reduction of 7 full time equivalent technical staff. In addition, during December 2003 we identified an additional 4 technical staffing positions that were eliminated on January 5, 2004. We believe this lowered level of technical staffing will be sufficient for the near future. Conversely, we may need to increase technical staffing in the short term if we obtain additional customers more quickly than currently expected or an unexpected increase in customer demand for customization projects occurs. However, an increase in customer demand requiring an increase in technical staffing costs are generally offset by increased revenues for such services.

     Beneficial interest and amortization of financing fees on Convertible Note - On April 12, 2004, the Company closed a $1.5 million private placement of a 3-year secured convertible note and 7-year warrants to purchase 200,000 shares of our common stock with Laurus Master Fund, Ltd., a New York City based institutional fund and an accredited investor.

     The Company recorded a debt discount of approximately $734,000 consisting of the intrinsic value of the beneficial conversion of approximately $467,000 and the portion of the proceeds allocated to the warrants issued to the lenders of approximately $267,000, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the notes. The debt discount is being amortized as interest expense over the three-year term of the notes using the interest method.

     During the three and six month periods ending June 30, 2004, approximately $164,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $153,000. The non-cash portion was comprised of approximately

$46,000 debt discount amortization for the period and an accelerated debt amortization of approximately $107,000 as a result of the conversion of $225,000 in debt to equity.

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

     As of June 30, 2004, we had cash of approximately $2,940,000 compared to $2,092,000, as of December 31, 2003 a combined net increase of $848,000. The net increase in cash and cash equivalents was a result of $197,000 in net cash used in operating activities, $434,000 in net cash used in investing activities, offset by net proceeds of $1,478,000 provided by financing activities. In addition we had positive working capital of $826,000 compared to $149,000, a net improvement of $677,000 primarily as a result of the cash remaining from the Laurus financing.

     Net cash used in operations during the three months ended June 30, 2004 was approximately $197,000. Net cash used in operating activities was primarily the result of a net loss of $930,000 less non-cash charges of $408,000 in Depreciation and amortization, $164,000 in beneficial interest and amortization of financing fees on the convertible note, a $25,000 decrease in allowance for doubtful accounts and $57,000 in stock based vendor payments, net of a $634,000 increase in Due to publications, a $65,000 increase in Deferred revenue and customer deposits, offset by a $266,000 increase in accounts receivable, $79,000 in prepaids and other assets and a $272,000 decrease in Accounts payable and accrued expenses. The increase in Due to publications is a by-product of the seasonal nature of the classified industry whereby a greater volume of newspaper ads are placed in the first three quarters of the calendar year with a material drop-off in the fourth quarter. The increase in accounts receivable is primarily due to the increase in revenues from major service contracts such as The Washington Post, The Atlanta Journal-Constitution and the Los Angeles times whereby we perform on the contracts until certain milestones are meet, and the reduction in accounts payable and accrued expenses is primarily related to paying legal, accounting and financing fees associated with the Laurus Financing and ongoing legal and accounting matters and payment of accrued severance and bonus’ related to restructurings.

     Net cash used in investing activities during the six months ended June 30, 2004 was approximately $434,000. Net cash used in investing activities was primarily comprised of $310,000 in ongoing enhancements to our proprietary software, the purchase of $38,000 in property and equipment as well as an additional $85,000 increase in the cost of the acquisition of Edgil. The software enhancements primarily relate to the conversion of Edgil’s EdgeCapture payment processing software from a stand-alone server based application to a web-based application available to all AdStar and Edgil customers, as well as new customers, while the addition to the cost of Edgil is primarily related to additional legal and accounting fees required to satisfy NASDAQ technical requirements.

     Net cash provided by financing activities during the six months ended June 30, 2004 was approximately $1,478,000, which primarily consisted of $1,353,000 in net proceeds from issuance of a convertible note, $168,000 from the exercise of employee options and vendor warrants, offset by $15,000 in costs to convert the Series A convertible preferred stock, $11,000 in principal repayments on loans to shareholders and $18,000 in Principal repayments on the capital leases.

     At June 30, 2004, we have an accumulated deficit of $15,096,000. We have incurred significant recurring net losses for the years ended December 2002, 2003 and the six months ended June 30, 2004 of $2,160,000 and $2,842,000 and $930,000. Our 2002 and 2003 and first six months 2004 net losses were principally attributable to our shift in focus from an on-line business to an ASP business. We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP product. We believe cash on hand of $2,940,000 at June 30, 2004, the positive cash flows we are currently generating from our acquisition of Edgil, our reduction in personnel at the beginning of January 2004 and expected increase in revenues from our continued success in growing our business will generate sufficient capital to meet our cash needs through the next twelve months. In addition we believe the cash on hand coupled with positive working capital will allow us to further enhance our ability to grow organically and positions us to take advantage of additional strategic acquisitions and revenue sharing arrangements should they present themselves. In May 2004, $225,000 of the debt was converted into equity which is expected to have a positive impact on our cash flow into the third and fourth quarters of 2004.

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

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure. On an on-going basis, we re-evaluate our estimates, including those relating to revenue recognition, uncollectible accounts receivable, intangible assets and contingent expenses and revise reported amounts prospectively. We base our estimates on historical experiences, combined with anticipated activity and various other assumptions that we believe to be reasonable under the circumstances. When combined, this body of knowledge forms the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We derive revenue from several products and services as follows:

ASP revenue — We receive revenue by providing an application service provider (“ASP”) product that allows customers to use our software applications on a “shared system” over the Internet. This technology is a publisher-specific ad-taking Web site service that offers visitors to a newspaper’s Web page the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. We receive monthly fees for hosting the transactions and providing customer support, and recognize the fees ratably over the contract period.

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

Deferred revenue consists primarily of deferred revenues from long-term License and Software contracts, PCS maintenance arrangements prepaid annually and customization and other revenues billed and paid in advance. Revenue from upfront license fees, monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement, licenses and maintenance generally range from month-to-month up to 10 years on historical AdStar and 25 years and 3 to 5 years on historical Edgil, respectively. Since AdStar acquired Edgil all newly signed license and software contracts are generally 1 to 3 years in duration. Deferred revenue on the 25-year license arrangements are approximately $67,000, PCS contracts paid in advance and prepaid customer deposits are $188,000 for year ended December 31, 2003. Revenue from software customization services is recognized upon the completion of services. As part of the integration of Edgil into AdStar’s business model we are currently offering new Edgil contracts on terms and conditions similar to AdStar, generally one year or less in duration.

Areas requiring management’s judgment includes revenue recognition and cost estimation on the fixed fee software customization element of the contracts. Revenue is recognized on these contracts using a percentage-of-completion methodology, based upon labor input measures and an estimate of time to completion. Monthly, technical and operations management review the estimates of labor hours required to complete the customizations and the effect of any change in estimate is reflected in the period in which the change is first known. Such changes in estimates have not been material to our results of operation. The corresponding cost of revenue charge is derived based upon the same labor input measurements and our existing cost structure. If we do not accurately estimate the resources required under the contract or the scope of the work to be performed, or if we do not manage our projects properly within the prescribed timeframe, future margins may be significantly and adversely affected. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and uncertainties inherent in software customization activities may affect the percentages derived under the percentage-of-completion accounting method, which in turn may affect the amounts reported in the financial statements.

Software Development Costs

Costs to establish the technological feasibility of software applications developed by us are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, we capitalize a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. During the six months ended June 30, 2004 we capitalized $310,000 and amortized $317,000 in capitalized software costs and expensed $641,000 in software development and maintenance costs.

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

We currently carry product liability insurance. We believe the amount of insurance is adequate to cover its risks. To further mitigate its risks, our standard service agreement expressly limits its liabilities and warranties of its products and services in accordance with accepted provisions of the Uniform Commercial Code as adopted in most states.

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

Contractual Obligations, Commitments and Contingencies

We have contractual obligations and commitments primarily with regards to employment agreements for 3 of our executives, a convertible note due in equal monthly principal installments payable over a 33 month period commencing July, 2004, certain non-cancelable operating lease obligations for office space and equipment, and capital lease obligations for computer equipment and office furniture.

The following table aggregates our expected contractual obligations and commitments subsequent to June 30, 2004:

	Payments due by Period for the 1 year ending June 30,
				Beyond
Contractual obligations	2005	2006	2007	2008	Total
Employment agreements (1)	$521,450	$319,200	$106,400	$—	$947,050
Convertible Note (2)	365,908	545,453	363,639	—	1,275,000
Operating lease commitments (3)	343,595	101,969	14,845	—	464,409
Loans from stockholders	21,000	21,000	10,500	—	52,500
Capital Lease commitments	33,956	3,897	—	—	37,853

	$1,285,909	$991,519	$495,385	$—	$2,772,813

(1)	Includes employment agreements entered into pursuant to the Merger agreement whereby the two stockholders of Edgil entered into employment agreements, each receives a monthly salary of $7,000 for six months commencing October 21, 2003.

(2)	Accounts for prepayment of approximately 4 months principal payments based on repayment provisions of the note whereby the $225,000 converted in May 2004 is applied against the $45,456 monthly principal payments until fully applied.

(3)	Excludes sublet office agreement of $2,400 and $11,000 per month through April and May 2005 respectively.

Item 3. Controls And Procedures

     Evaluation of Disclosure Controls and Procedures. AdStar’s management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the AdStar’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, AdStar’s disclosure controls and procedures are effective, providing them with material information relating to AdStar as required to be disclosed in the reports AdStar files or submits under the Exchange Act on a timely basis.

     Changes in Internal Control over Financial Reporting. There were no changes in AdStar’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, AdStar’s internal control over financial reporting.

PART II

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities.

     AdStar established a vendor payment plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. In the six month period ended June 30, 2004, 25,637 shares were issued to vendors under the plan relying upon the exemption under sections 4(2) and 4(6) of the Securities Act of 1933 and which represented compensation for the period of $57,357. The vendors have taken the shares for investment.

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

     The shares underlying the Note are covered by an effective registration statement and subject to certain limitations based on market volume for the Common Stock and Laurus Master Fund’s aggregate holdings, Laurus Master Fund is required to convert all monthly installments of principal and interest into Common Stock if the Average Closing Price for the 5 trading days immediately preceding each monthly installment payment date is more than 10 percent above the Fixed Conversion Price. Additionally, we may redeem the Note by paying 125 percent of the then outstanding principal balance plus accrued interest. The Note is secured by a first lien on all of our assets.

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

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the

Exhibit No.	Description
Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

     We filed a current report on form 8-K on April 16, 2004 with respect to Item 5 with respect to the closing of the $1.5 million private placement Laurus Master Fund, Ltd., also described in this quarterly report.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdStar, Inc

(Registrant)

Date August 16, 2004	/s/ Leslie Bernhard

President & CEO

Date August 16, 2004	/s/ Anthony J. Fidaleo

Chief Financial Officer
(Principal Financial Officer)