Form 10QSB
period 2004-09-30
ADSTAR INC
filed 2004-11-15
CIK 1091599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(310) 577-8255
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 15, 2004 the Issuer had outstanding 14,508,772 shares of its common stock, including 58,740 shares issuable to various vendors.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FORM 10-QSB REPORT

September 30, 2004

AdStar, Inc. and Subsidiary
Consolidated Balance Sheet
September 30, 2004 (unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,449,277
Accounts receivable, net of allowance for doubtful accounts of $59,000	547,733
Notes receivable from officers — current portion	7,911
Prepaid and other current assets	410,070

Total current assets	3,414,991
Notes receivable from officers, net of current portion	226,381
Property and equipment, net	109,270
Capitalized and purchased software, net	1,890,101
Intangible assets, net	1,422,852
Goodwill	2,246,454
Other assets	133,838

Total assets	$9,443,887

Liabilities and Stockholders’ Equity
Current liabilities:
Due to publications	$1,743,022
Accounts payable and accrued expenses	844,588
Deferred revenue and customer deposits — current portion	184,149
Loans from Stockholders, current portion	21,000
Capital lease obligations — current portion	24,862
Convertible Note — current portion	248,784

Total current liabilities	3,066,405
Deferred revenue — net of current portion	162,538
Capital lease obligations, net of current portion	305
Loans from Stockholders, net of current portion	31,500
Convertible Note, net of current portion	452,013

Total liabilities	3,712,761
Commitments and contingencies
Stockholders’ equity:
Convertible Preferred stock, par value $0.0001; authorized 5,000,000 shares; Series B-2, 2,000,000 issued and outstanding; liquidation preference of $1,679,039	1,342,404
Common stock, par value $0.0001; authorized 20,000,000 shares; 14,499,473 shares issued and outstanding	1,450
Additional paid-in capital	20,072,891
Treasury stock, par value $0.0001; 67,796 shares	(67,796)
Accumulated deficit	(15,617,824)

Total stockholders’ equity	5,731,125

Total liabilities and stockholders’ equity	$9,443,887

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc. and Subsidiary
Statements of Operations
For the three month and nine month periods
ended September 30, 2003 and 2004 (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
ASP, net	$404,233	$440,282	$1,106,706		$1,264,486
Licensing and software	209,304	551,118	637,344		1,664,972
Customization and other	52,750	272,437	147,417		770,890

Net Revenues	666,287	1,263,837	1,891,467		3,700,348
Cost of revenues, including depreciation and amortization of $142,548, $151,980, $378,161 and $477,707	297,600	549,105	923,737		1,484,288

Gross profit	368,687	714,732	967,730		2,216,060
General and administrative expense	317,811	479,498	930,753		1,384,194
Selling and marketing expense	146,926	322,417	504,300		977,881
Product maintenance and development expenses	310,184	331,068	887,712		972,026
Amortization	—	22,059	—		66,172

Loss from operations	(406,234)	(440,310)	(1,355,035)		(1,184,213)
Beneficial interest and amortization of financing fees on Convertible Note	(10,000)	(67,451)	(10,000)		(231,122)
Interest income (expense), net	2,717	(10,170)	4,998		(21,507)

Loss before taxes	(413,517)	(517,931)	(1,360,037)		(1,436,842)
Provision for income taxes	963	3,463	2,888		14,544

Net loss	$(414,480)	$(521,394)	$(1,362,925)		$(1,451,386)

Loss per share — basic and				$
diluted	$(0.05)	$(0.04)	$(0.16)		(0.11)
Weighted average number of shares — basic and diluted	8,423,387	14,491,204	8,296,130		13,889,859

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc. and Subsidiary
Statements of Cash Flows
For the nine month periods ended
September 30, 2003 and 2004 (unaudited)

	2003	2004
Cash flows from operating activities:
Net loss	$(1,362,925)		$(1,451,386)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	592,764		595,180
Beneficial interest and amortization of financing fees on Convertible Note	—		228,121
Allowance for doubtful accounts	(3,327)		25,000
Stock based vendor payments	46,250		80,057
Changes in assets and liabilities:
Accounts receivable	(130,712)		(232,861)
Prepaid and other assets	50,319		(223,668)
Due to publications	805,398		659,049
Accounts payable and accrued expenses	111,901		(348,839)
Deferred revenue and customer deposits	(3,761)		156,914

Net cash provided by (used in) operating activities	105,907		(512,433)

Cash flows from investing activities:
Purchase of Edgil Associates, Inc.	—		(85,000)
Purchase of property and equipment	(38,628)		(26,578)
Additions to capitalized and purchased software	(514,971)		(423,964)
Additions to intangible assets	—		(6,003)
Principal repayments of shareholder notes receivable	5,347		5,653

Net cash used in investing activities	(548,252)		(535,892)

Cash flows from financing activities:
Increase to restricted cash	(1,957,582)		—
Proceeds from issuance of convertible note payable	—		1,348,514
Repayment of note payable	—		(45,454)
Proceeds from sale of common stock in private placement	1,741,714		—
Proceeds from issuance of note payable	200,000		—
Repayment of note payable	(200,000)		—
Proceeds from issuance of Series B-2 preferred stock	528,683		—
Proceeds from exercises of options and warrants	251,574		167,579
Costs of conversion of Series A preferred stock	—		(30,181)
Principal repayments on loans from shareholders	—		(10,500)
Principal repayments on capital leases	(20,932)		(24,833)

Net cash provided by financing activities	543,457		1,405,125

Net increase in cash and cash equivalents	101,112		356,800
Cash and cash equivalents at beginning of period	940,378		2,092,477

Cash and cash equivalents at end of period	$1,041,490		$2,449,277

Supplemental cash flow disclosure:
Taxes paid	$7,543		$3,548
Interest paid	$11,161		$32,008
Non cash investing and financing activities
Conversion of 1,443,457 shares of convertible preferred stock into equivalent shares of common stock — Note 5	$—		$1,697,840
Conversion of $225,000 of convertible note into 100,000		$
shares of common stock — Note 6	$—		225,000
Conversion of accrued legal fees to common stock	$50,000		$--
Issuance of common stock to financial consultants	$15,000		$—
Issuance of common stock to technical consultants	$11,250		$80,087
Issuance of common stock — finder’s fee associated with convertible note			$32,000

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc. and Subsidiary
Notes To Interim Financial Statements
(Unaudited)

1.	General

The interim financial statements for AdStar, Inc. (the “Company”) have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

For the nine-month period ended September 30, 2004, the Company had incurred a cash outflow from operations of $512,000. Although there can be no assurance, we believe that the additional $1,500,000 in proceeds from a private placement of a 3-year secured convertible note funded in April 2004, our available funds, combined with cash generated from existing operations, new customers and the flexibility to cut back our work-force upon completion or delay of significant customization projects, will be sufficient to meet our anticipated working capital needs through September 30, 2005. In addition the Company continues to seek additional financings. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

2.	Summary of Significant Accounting Policies

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.

For the nine months ended September 30, 2004 and 2003, one customer accounted for 10.1% and one customer accounted for 11.3% of the Company’s revenues. At September 30, 2004, seven customers in the aggregate accounted for 51.7% of the Company’s accounts receivable. The majority of the Company’s customers have historically consisted of newspapers and publishers of classified advertisements.

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

For the three and nine months ended September 30, 2004 diluted loss per share does not include 1,355,374 and 2,416,270 respectively, of options and warrants to purchase common stock and 2,000,000 shares of common stock issuable upon the conversion of B-2 preferred stock to common stock, as their inclusion would be antidilutive.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

New accounting pronouncements

On December 17, 2003, the SEC’s Office of the Chief Accountant and Division of Corporation Finance issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition. The SAB updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins (SAB 103 codification) in order to make the guidance consistent with current authoritative accounting literature. The principal revisions relate to the incorporation of certain sections of the staffs FAQ document on revenue recognition into Topic 13. The Company does not expect the adoption of SAB 104 to have a material effect on our financial statements.

Software Development Costs

Costs to establish the technological feasibility of software applications developed by us are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, we capitalize a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. During the nine months ended September 30, 2004 we capitalized $424,000 and amortized $462,00 in capitalized software costs and expensed $972,000 in software development and maintenance costs. Based on historical results and the current business plan the Company is examining the carrying value of certain previously capitalized software costs. Conclusions emanating from the examination could result in the elimination or reduction of the carrying value of these assets.

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

The Company completed its annual impairment analysis including obtaining an independent outside appraisal and such analysis indicated that the amount of goodwill is fairly stated.

4.	Significant Contracts

On March 18, 2002, the Company entered into a series of agreements with Tribune Company (“Tribune”) and sold 1,443,457 shares of Series A convertible preferred stock to for approximately $1.8 million. The Series A convertible preferred stock at cost which approximated fair value. The Company converted the Series A convertible preferred stock into an equivalent number of the Company’s common stock on April 1, 2004, see note 5.
As of September 30, 2004, $294,063 in development and customization costs associated with the FlexAds application have been capitalized net of a write down of $316,462 in December 31, 2003.

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

Pursuant to automatic conversion provisions in the Tribune Company agreement, all 1,443,457 shares of Series A preferred stock automatically converted to an equivalent number of shares of common stock on April 1, 2004.

At September 30, 2004, the Company has reserved 2,000,000 shares of common stock for issuance upon the conversion of the Series B preferred stock.

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

During the three and nine month periods ending September 30, 2004, approximately $67,000 and $231,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $55,000 and $208,000. The non-cash portion was comprised of approximately $52,000 and $98,000 debt discount amortization for the period and an accelerated debt amortization of approximately $0 and $107,000, respectively, as a result of the conversion of $225,000 in debt to equity. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the remaining 33 months of the note are approximately $68,000 for the remainder of 2004, $270,000 in 2005, $270,000 in 2006 and $79,000 in 2007. In the event the investors convert additional amounts of the debt or exercise all or part of the warrants, the Company will be required to amortize the remaining debt discount in the period in which the conversion or exercise occurs. In addition, the Company is exploring the possibility of refinancing this debt. Certain of the refinancing alternatives, if concluded prior to the end of the fiscal year, could require the accelerated amortization of the prepaid financing fees and debt discount.

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

In July 2002, AdStar entered into a loan transaction with Leslie Bernhard, President and Chief Executive Officer and Eli Rousso, Executive Vice President and Chief Technical Officer for $110,434 and $100,000, respectively. As part of the transaction, Ms. Bernhard and Mr. Rousso each issued to AdStar an unsecured, non-negotiable promissory note bearing interest at 5.56% with monthly principal and interest payments of $763 and $691, respectively. The note is payable on a monthly basis, with all remaining outstanding principal and interest amounts due on July 31, 2022. Concurrently, an outstanding note from Ms. Bernhard in the amount of $39,566 was restructured under the same terms and conditions as the aforementioned new note. The loans are forgiven if there is a change in control in AdStar or if the loan maker is dismissed for other than cause as defined by the loan and employment agreements. At September 30, 2004 the outstanding notes receivable was $234,292.

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

The Company has adopted the disclosure only provisions of SFAS No. 123. If compensation cost associated with the Company’s stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 123, the Company’s net loss for the nine months ended September 30, 2003 and 2004 would have increased to the pro forma amounts indicated below:

		Nine months ended
		September 30,
		2003	2004
Net loss — applicable to common stockholders	As reported	$(1,362,925)	$(1,451,386)
	Add: Stock based
	employee compensation
	included in reported
	loss	-0-	-0-
	Deduct: Employee
	compensation expense	(215,233)	(225,615)
	pro forma	(1,578,158)	(1,677,001)
Loss per share -	As reported	$(0.16)	$(0.11)
	pro forma	$(0.19)	$(0.12)

Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

11.	Related party transactions

During the nine months ended September 30, 2003 and 2004 the Company’s total revenues derived from related parties were $387,944 and $556,890 respectively.

12.	Restructuring costs

During 2002, the Company contemplated a restructuring plan which among other things, contemplated the closure of the New York office within approximately nine months, a related reduction in force of the 4 technology staff as of December 31, 2002 and the abandonment of an externally created customized billing software module. During December 2002 the Company hired a seasoned industry executive to transfer the software programs and intellectual knowledge from the New York office to the corporate office, identify and begin training existing personnel in anticipation of the reduction-in-force, and abandoned the billing software system. The corporate office will assume full revenue responsibilities concurrently with the closing of the New York office.

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

The following table summarizes the restructuring activity for the nine months ended September 30, 2004; these costs are included in accrued expenses on the balance sheet:

Accrued restructuring	Bonus and Severance	Office Lease	Legal and Other	Total
Balance December 31, 2003	$25,311	$58,608	$15,653	$99,572
Charges for the period	(25,311)	(11,789)	—	(37,100)

Balance September 30, 2004	$—	$46,819	$15,653	$62,472

13.	Acquisition of Edgil Associates, Inc.

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

	The three months ended	The nine months ended
	September 30, 2003	September 30, 2003
Revenue	$1,341,887	$3,918,267
Net Loss	(332,766)	(1,117,783)
Loss per share — basic and diluted	$(0.02)	$(0.07)

14.	Subsequent event

On October 8, 2004, AdStar, Inc. (“AdStar”) placed approximately $125,000 into an escrow account in connection with the possible establishment of a new business relationship (outside of the marketing arrangement for short messages and related services announced on October 11, 2004.) AdStar may, at its option, make additional deposits of up to approximately $250,000 if the new relationship is not established before December 2004. If the relationship is established before the end of the year, or later if agreed to by the parties, the deposits will be applied against the cost of establishing the relationship. If the relationship is not established, AdStar will forfeit all deposits.

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

     We adopted our marketing and sales strategies to our new Web-based ad-taking ASP product, and began marketing the product in September 2001 and found that it was well received by our customers. During 2001, we implemented our Web-based classified ad-taking ASP product at 14 new metropolitan newspapers. Given the severe downturn in advertising revenue in 2001, we were told by many potential customers that implementing our ASP product will need to wait until their advertising revenue has returned to more normal levels. In 2002, despite a slow economy we contracted with an additional 16 newspapers to use our Web-based classified ad-taking ASP product.

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

Results of Operations

     The following table sets forth the results of operations expressed as a percentage of revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
ASP, net	61%	35%	58%	34%
Licensing and software	31%	44%	34%	45%
Customization and other	8%	22%	8%	21%

Net revenues	100%	100%	100%	100%
Cost of revenues	45%	43%	49%	40%

Gross profit	55%	57%	51%	60%
General and administrative expense	48%	38%	49%	37%
Selling and marketing expense	22%	26%	27%	26%
Product maintenance and Development expenses	46%	26%	47%	26%
Amortization	—	2%	—	2%

Loss from operations	-61%	-35%	-72%	-32%
Beneficial interest and amortization of financing fees on Convertible Note Other income (expense)	-1%	-5%	—	-6%
Interest income (expense)	—	-1%	—	-1%

Loss before taxes	-62%	-41%	-72%	-39%
Provision for income taxes	—	—	—	—

Net loss	-62%	-41%	-72%	-39%

Three and nine month periods ended September 30, 2004 and 2003

     Revenues - Net revenues for the three months ended September 30, 2004 increased to $1,264,000 in 2004 from $666,000 in 2003, an increase of $598,000 or 90%. The increase in net revenue for 2004 is primarily comprised of a net increase of $342,000 or 164% in Licensing and software revenues and a net increase of $220,000 or 417% in Customization and other revenues. The increase in Licensing and Software revenues is primarily related to the addition to our suite of e-commerce services for the newspaper publishing industry of EdgCapture, an integrated payment processing solution that interfaces directly with publishers’ classified and circulation systems; and EdgFlow, a content processing solution that allows publishers to deliver media content such as articles, technical documents, advertisements, wire stories, etc., to multiple channels in a variety of formats. The net increase in these revenues reflects a partial offset for a decrease of $7,000 from the termination of one licensing and software customer and $6,000 as a result of termination by 2 customers of the use of our outmoded licensed fax technology as the industry continues to move toward a web-based product. We now have only 2 remaining licenses for this technology. The increase in Customization and other revenue relates primarily to customization services associated with our new EdgCapture and EdgFlow software lines and to a $111,000 increase due to customization services to power a classified web order entry for the four online vertical classified advertising products, Recruitment, Autos, Real Estate and Merchandise, for The Atlanta Journal-Constitution (AJC). These ads will flow through AdStar’s XML Gateway. The AJC contract is expected to continue into the fourth quarter of 2004. The increase of $36,000 or 9% in ASP Revenue is primarily comprised of an increase in revenues of $16,000 and $6,000, from an increase in transaction volumes from existing customers and from the addition of a new customer, respectively, partially offset by a $3,000 decrease in revenues due to the termination of an existing customer. No revenues from EdgCapture or EdgeFlow and related customization services were reflected in our 2003 results since these services for our newspaper customer base were added through our acquisition of Edgil Associates in October 2003.

     Net revenues for the nine months ended September 30, 2004 increased to $3,700,000 from $1,891,000 for 2003, a net increase of $1,809,000 or 96%. The increase in net revenue for 2004 is primarily comprised of a net increase of $1,028,000 or 161% in Licensing and software revenues and a net increase of $623,000 or 423% in Customization and other revenues. The increase in Licensing and Software revenues is primarily related to the addition EdgCapture and EdgFlow software lines. The net increase in these revenues reflects a partial offset for a decrease of $15,000 from the termination by a licensing and software customer and $27,000 as a result of termination by 2 customers of the use of our licensed fax technology. The increase in Customization and other revenue relates primarily to customization services associated with our new EdgCapture and EdgFlow software lines and to a $265,000 increase due to customization services to power a new online recruitment service with The Washington Post (TWP) and to power a classified web order entry for the four online vertical classified advertising products for The Atlanta Journal-Constitution (AJC). These ads, for both papers, will flow through AdStar’s XML Gateway. The TWP contract was essentially completed during the second quarter and the AJC contract is expected to continue into the fourth quarter of 2004. The increase of $158,000 or 14% in ASP Revenue is primarily comprised of an increase in revenues of $111,000 and $6,000, from an increase in transaction volumes from existing customers and from the addition of a new customer, respectively, partially offset by a decrease of $14,000 in revenues due to the termination of three customers.

     We expect that revenues from our ASP Product will continue to increase as we sign on new and continue to convert existing customers to adopt our XML Gateway (such as TWP and AJC) along with the expected related increase in transaction volume we process on behalf of those customers.

     Cost of revenues - Cost of revenues consists primarily of the costs to customize and install software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs. These costs increased 84% to $549,000 for the three months ended September 30, 2004 compared with $298,000 for the three months ended September 30, 2003. Our gross profit margin increased slightly to 57% for the three months ended September 30, 2004 from 55% for the three months ended September 30, 2003. The $251,000 increase in cost of revenues during 2004 is primarily comprised of a net increase of $151,000 or 60% for the cost underlying our new EdgCapture and EdgFlow services which were not part of our service offerings to publishers in the comparable period last year and an $115,000 increase in direct labor and overhead associated with the AJC service contracts described above, offset by a $34,000 reduction in amortization as a result of the write-down of capitalized software in the fourth quarter 2003 and an additional $11,000 reduction in amortization due to the full amortization of a portion of capitalized software.

     Cost of revenues for the nine months ended September 30, 2004 increased to $1,484,000 from $924,000 for the nine months ended September 30, 2003. Our gross profit margin for the nine months ended September 30, 2004 increased to 60% from 51% for the nine months ended September 30, 2003. The $561,000 increase in cost of revenues during 2004 is primarily comprised of a net increase of $428,000 or 76% for the cost underlying our new EdgCapture and EdgFlow services which were not part of our service offerings to publishers in the comparable period last year and an $165,000 increase in direct labor and overhead associated with the TWP and AJC service contracts, offset by a $46,000 reduction in amortization as a result of the write-down of capitalized software in the fourth quarter 2003 and a additional $11,000 reduction in amortization due to the full amortization of a portion of capitalized software.

     Given our current level of Web automation, we will be able to manage significantly greater transaction volumes with limited increases to our current staffing and equipment levels, once we have completed the enhancements necessary to fully transition the EdgCapture payment processing software to an ASP model. Accordingly, we expect a corresponding increase in cash to be generated from our gross profits as transaction volume increases in our ASP products.

     General and administrative expenses - General and administrative expense consists primarily of the cost of executive, administrative, accounting, finance, and personnel along with professional fees and public company related expenses. General and administrative expenses increased 51% during the three months ended September 30, 2004 to $480,000 from $318,000 during the comparable period in 2003. The $162,000 increase during 2004 is primarily comprised of a net increase of $36,000 to support our new EdgCapture and EdgFlow services and $72,000 in temporary and permanent increases in salaries and benefits primarily as a result of shifting of executive responsibilities, and salary increases in accounting and administrative personnel. An increase in consulting fees of $50,000 primarily associated with Sarbanes-Oxley compliance matters and contractual obligations to obtain Statement on Accounting Standards number 70 (“SAS 70”) certification as part of our customers compliance with Sarbanes-Oxley requirements and an increase in legal and accounting fees of $12,000 primarily associated with research and consultation on potential acquisitions and related matters.

     General and administrative expenses increased 49% during the nine months ended September 30, 2004 to $1,384,000 from $931,000 during the comparable period in 2003. The $453,000 increase during 2004 is primarily comprised of a net increase of $231,000 to support our new EdgCapture and EdgFlow services and $128,000 in temporary and permanent increases in salaries and benefits primarily as a result of shifting executive responsibilities, and salary increases in accounting and administrative personnel; an increase in consulting fees of $50,000 primarily associated with Sarbanes-Oxley compliance matters and contractual obligations to obtain SAS 70 certification as part of our customers compliance with Sarbanes-Oxley requirements and an increase in legal and accounting fees of $39,000 primarily associated with research and consultation on potential acquisitions and related matters.

     Management believes that our existing executive staffing levels are sufficient to allow for significant growth without the need to add personnel and related costs for the foreseeable future. However, the impact of complying with Sarbanes-Oxley and SAS 70 has not been fully analyzed at this time and may require the addition of personnel and/or systems to adequately meet the requirements.

     Selling and marketing expense - Selling and marketing expense consists primarily of direct charges for advertising, sales promotion, marketing, trade shows, customer service and business development. Selling expense increased 119% during the three months ended September 30, 2004 to $322,000 from $147,000 during the comparable period in 2003. The $175,000 increase during 2004 is primarily comprised of a net increase of $128,000 or 73% attributable to selling and marketing expenses for our new EdgCapture and EdgFlow services, a $24,000 commission expense related to a newly created commission plan, a $12,000 consulting expense related to a new product distribution agreement and a $9,000 net increase in advertising and publicity, tradeshows and business promotion related to our increased focus on selling and marketing our products.

     Selling expense increased 94% during the nine months ended September 30, 2004 to $978,000 from $504,000 during the nine months ended September 30, 2003. The $474,000 increase during 2004 is primarily comprised of a net increase of $320,000 or 68% attributable to selling and marketing expenses for our new EdgCapture and EdgFlow services, a $56,000 net increase in salary, moving and related expenses, primarily related to the hiring of a senior vice president of sales, a $46,000 commission expense related to a newly created commission plan and a $65,000 increase in advertising and publicity, tradeshows and business promotion as anticipated with the increased focus on selling and marketing our products, offset by a $13,000 reduction in outside consulting fees and other costs.

     In 2004 we expect an increase in selling and marketing expenses as compared to the related periods of 2003 as we continue the development and implementation of our strategic marketing plan and continue to build upon our existing relationships with Tribune Company, Knight-Ridder, Inc., CareerBuilder, L.L.C., Manheim Interactive, Inc. and other potential strategic partners.

     Product maintenance and development expenses - Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design and test the required technical infrastructure, and to perform software and Web-site maintenance, and other general routine fixes. The costs consist primarily of personnel related expenses for technical and design personnel, equipment maintenance and outside consultants. Product maintenance and development expenses increased 7% for the three months ended September 30, 2004 to $331,000 from $310,000 for the comparable period in 2003. The $21,000 increase during 2004 is primarily comprised of a net increase of $45,000, due to our new EdgCapture and EdgFlow services, offset by a net decrease of $24,000 due to reductions in our technical staffing levels.

     Product maintenance and development expenses increased 9% for the nine months ended September 30, 2004 to $972,000 from $888,000 for the comparable period in 2003. The $84,000 increase during 2004 is primarily comprised of a net increase of $248,000, attributable to our new EdgCapture and EdgFlow services, offset by a net decrease of $164,000 due to reductions in our technical staffing levels.

     We monitor technical staffing levels closely and believe that our current level of technical staffing will be sufficient for the near future. Conversely, we may need to increase technical staffing in the short term if we obtain additional customers more quickly than currently expected or an unexpected increase in customer demand for customization projects occurs. However, an increase in customer demand requiring an increase in technical staffing costs are generally offset by increased revenues for such services.

     Beneficial interest and amortization of financing fees on Convertible Note - On April 12, 2004, we closed a $1.5 million private placement of a 3-year secured convertible note and 7-year warrants to purchase 200,000 shares of our common stock with Laurus Master Fund, Ltd., a New York City based institutional fund and an accredited investor.

     We recorded a debt discount of approximately $734,000 consisting of the intrinsic value of the beneficial conversion of approximately $467,000 and the portion of the proceeds allocated to the warrants issued to the lenders of approximately $267,000, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the notes. The debt discount is being amortized as interest expense over the three-year term of the notes using the interest method.

     During the three and nine month periods ending September 30, 2004, approximately $67,000 and $231,000 of prepaid financing fees and debt discount were amortized as interest expense, including a non-cash portions of approximately $55,000 and $208,000, respectively. The non-cash portion was comprised of approximately $52,000 and $98,000 debt discount amortization and an accelerated debt amortization of approximately $0 and $107,000, respectively, as a result of the conversion of $225,000 in debt to equity.

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

     As of September 30, 2004, we had cash of approximately $2,449,000 compared to $2,092,000, as of December 31, 2003 a combined net increase of $357,000. The net increase in cash and cash equivalents was a result of $512,000 in net cash used in operating activities, $535,000 in net cash used in investing activities, offset by net proceeds of $1,405,000 provided by financing activities. In addition, at September 30, 2004 we had positive working capital of $323,000 compared to $149,000 at December 31, 2003, a net improvement of $174,000 primarily as a result of the cash remaining from the Laurus financing.

     Net cash used in operations during the nine months ended September 30, 2004 was approximately $512,000. Net cash used in operating activities was primarily the result of a net loss of $1,463,000 less non-cash charges of $595,000 in Depreciation and amortization, $228,000 in Beneficial interest and amortization of financing fees on the convertible note, $25,000 in Allowance for doubtful accounts and $80,000 in Stock based vendor payments, net of a $659,000 increase in Due to publications, a $156,000 increase in Deferred revenue and customer deposits, offset by a $233,000 increase in Accounts receivable, $224,000 in Prepaids and other assets and a $349,000 decrease in Accounts payable and accrued expenses. The increase in Due to publications is a by-product of the seasonal nature of the classified advertising industry whereby a greater volume of newspaper ads are placed in the first three quarters of the calendar year with a material drop-off in the fourth quarter. The increase in Accounts receivable is primarily due to the increase in revenues from major service contracts such as The Atlanta Journal-Constitution and the Los Angeles Times whereby we perform on the contracts until certain milestones are met, the increase in Prepaids and other assets is primarily attributable to costs associated with potential acquisition targets which is primarily comprised of legal and other professional fees, and the reduction in Accounts payable and accrued expenses is primarily related to paying legal, accounting and financing fees associated with the Laurus Financing and ongoing legal and accounting matters and payment of accrued severance and bonus’ related to restructurings.

     Net cash used in investing activities during the nine months ended September 30, 2004 was approximately $536,000. Net cash used in investing activities was primarily comprised of $424,000 in ongoing enhancements to our proprietary software, the purchase of $27,000 in property and equipment as well as an additional $85,000 increase in the cost of the acquisition of

Edgil. The software enhancements primarily relate to the conversion of Edgil’s EdgeCapture payment processing software from a stand-alone server based application to a web-based application available to all AdStar and Edgil customers, as well as new customers and the conversion of the existing of the EdgeCapture application to support running on additional end-user specific platforms. The addition to the cost of Edgil is primarily related to additional legal and accounting fees required to satisfy NASDAQ technical requirements.

     Net cash provided by financing activities during the nine months ended September 30, 2004 was approximately $1,405,000, which primarily consisted of approximately, $1,350,000 in net proceeds from issuance of a convertible note and $168,000 from the exercise of employee options and vendor warrants, offset by approximately, $30,000 in costs to convert the Series A convertible preferred stock, $11,000 in repayments of principal on loans to shareholders and $25,000 in repayments of principal on the capital leases.

     At September 30, 2004, we have an accumulated deficit of $15,630,000. We have incurred significant recurring net losses for the years ended December 2002, 2003 and the nine months ended September 30, 2004 of $2,160,000 and $2,842,000 and $1,463,000. Our 2002 and 2003 and first nine months 2004 net losses were principally attributable to our shift in focus from an on-line business to an ASP business with and expanded suite of products. We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP product. We believe cash on hand of $2,449,000 at September 30, 2004, and expected increase in the cash flows we are currently generating from operations from contemplated cost cutting strategies, including a contemplated reduction-in-force as well as other cost saving measures, our reduction in personnel at the beginning of January 2004 and an expected increase in revenues from our continued success in growing our business will generate sufficient capital to meet our cash needs through the next twelve months. In addition we believe the cash on hand coupled with positive working capital will allow us to further enhance our ability to grow organically and positions us to take advantage of additional strategic acquisitions and revenue sharing arrangements should they present themselves. In May 2004, $225,000 of the debt was converted into equity which is expected to have a positive impact on our cash flow into the third and fourth quarters of 2004. We expect our cash balance to continue to decline through the fourth quarter 2004 due to the seasonality of our industry and begin to increase again in the first quarter 2005.

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

     We currently have no additional borrowings available to us under any credit arrangement, and we are continuing to look for additional financing. To conserve cash and to more rapidly achieve at least break-even cash flow from operations, we have begun to implement a new program of salary reductions, the further elimination of excess personnel and other reductions of operating expenses, the full impact of which will be realized in the first quarter of next year. However, adequate funds may not be available or may not be available on terms favorable to us or at all. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

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

     Deferred revenue consists primarily of deferred revenues from long-term License and Software contracts, PCS maintenance arrangements prepaid annually and customization and other revenues billed and paid in advance. Revenue from upfront license fees, monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement, licenses and maintenance generally range from month-to-month up to 10 years on historical AdStar and 25 years and 1 to 5 years on historical Edgil, respectively. Since AdStar acquired Edgil all newly signed license and software contracts are generally 1 to 3 years in duration. Deferred revenue on the 25-year license arrangements are approximately $72,000, PCS contracts paid in advance and prepaid customer deposits are $147,000 as of September 30, 2004. Revenue from software customization services is recognized upon the completion of services. As part of the integration of Edgil into AdStar’s business model we are currently offering new Edgil contracts on terms and conditions similar to AdStar, generally one year or less in duration.

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

Software Development Costs

     Costs to establish the technological feasibility of software applications developed by us are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, we capitalize a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. During the nine months ended September 30, 2004 we capitalized $424,000 and amortized $462,000 in capitalized software costs and expensed $972,000 in software development and maintenance costs. Based on historical results and the current business plan we are examining the carrying value of certain previously capitalized software costs. Conclusions emanating from the examination could result in the elimination or reduction of the carrying value of these assets.

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

Contractual Obligations, Commitments and Contingencies

     We have contractual obligations and commitments primarily with regards to employment agreements for 4 of our executives, a convertible note due in equal monthly principal installments payable over a 33 month period commencing July, 2004, certain non-cancelable operating lease obligations for office space and equipment, and capital lease obligations for computer equipment and office furniture.

     The following table aggregates our expected contractual obligations and commitments subsequent to September 30, 2004:

	Payments due by Period for the 1 year ending September 30,
Contractual obligations	2005	2006	2007	2008	2009	Thereafter	Total
Employment agreements	$611,025	$278,500	$53,200				$942,725
Convertible Note (1)	502,271	545,453	227,276				1,275,000
Operating lease commitments (2)	279,856	218,309	134,332	137,389	140,450	11,725	922,061
Loans from stockholders	21,000	21,000	10,500				52,500
Capital Lease commitments	28,407	316	—	—	—		28,722

	$1,442,559	$1,063,578	$425,308	$137,389	$140,450	$11,725	$3,221,009

(1)	Accounts for prepayment of approximately 4 months principal payments based on repayment provisions of the note whereby the $225,000 converted in May 2004 is applied against the $45,456 monthly principal payments until fully applied.

(2)	Excludes sublet office agreement of $2,400 per month through April 2005.

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

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

     AdStar established a vendor payment plan whereby it may compensate vendors in shares of its common stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. In the nine month period ended September 30, 2004, 64,644 shares were issued to vendors under the plan relying upon the exemption under sections 4(2) and 4(6) of the Securities Act of 1933 and which represented compensation for the period of $112,057. The vendors have taken the shares for investment.

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

AdStar, Inc
(Registrant)

Date November 15, 2004	/s/ Leslie Bernhard
President & CEO

Date November 15, 2004	/s/ Anthony J. Fidaleo
Chief Financial Officer
(Principal Financial Officer)