Form 10KSB
period 2004-12-31
ADSTAR INC
filed 2005-03-31
CIK 1091599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

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

Title of Class

Warrants

Title of Class

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

     For the year ended December 31, 2004, the revenues of the registrant were $4,933,537

     The aggregate market value of the voting Common Stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq Market on March 15, 2005 of $0.84 per share, was approximately $12,629,608.

     As of March 15, 2005, the registrant has a total of 15,216,395 shares of Common Stock outstanding, including 68,243 shares issuable pursuant to the vendor compensation program.

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

PART I

Item 1. BUSINESS

General

     AdStar, Inc., (“AdStar”) provides technology services within the classified advertising industry. Our proprietary software is an integrated suite of applications that electronically connects publishers with the sources of their advertising revenue. Our software applications allow professional advertising agencies businesses and individuals to electronically send ads to newspapers. This gives newspapers the ability to electronically receive classified advertising insertions directly into their sophisticated publishing systems. Our solutions are available in an application service provider (“ASP”) model whereby we contract with publishers to design, implement, host, and manage the on-line ad-taking capabilities of their Web sites. We provide all the technical and application expertise, customer support, and security measures that the publisher needs to install our application modules and begin to generate revenue in a short time frame. Our software solutions afford newspapers the ability to increase revenue and are the application of choice for advertisers, because it affords them the ability to effortlessly and quickly compose and format classified ads, price them, schedule them, and electronically send them into the publishing system at multiple newspapers.

Corporate History

     AdStar was originally incorporated in New York as Ad-Star Services, Inc. a privately held corporation. In 1999, we incorporated AdStar.com, Inc. in Delaware and merged Ad-Star Services, Inc. into this entity. We completed an initial public offering of AdStar.com, Inc. Common Stock in December 1999, receiving net proceeds of approximately $5.4 million. This was followed in September 2000, with another offering of Common Stock, receiving net proceeds of approximately $2.8 million. In July 2001, we formally changed our name to AdStar, Inc. to more accurately reflect our current business, products and our plans for future growth. In October 2003, we acquired Edgil Associates, Inc. for approximately $3.9 million in cash and Common Stock to add their proprietary payment processing solutions to our suite of application products.

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

     Our new e-business application suite includes four main products that can be purchased separately or as a fully integrated software solution:

•	Professional software – This technology is designed for use by the professional marketplace. Specifically, the applications accept transmissions from classified advertising agencies and large corporations using advanced Web-based technology. The software includes sophisticated pricing algorithms to provide for maximum flexibility and intricate design resources to provide unlimited creative capabilities.

•	ASP Web site technology – This technology is a publisher-specific ad-taking Web site service designed to enhance a publication’s Web site by allowing the general public to execute transactions to purchase classified advertising. Specifically, it is an integrated application suite that offers visitors to a newspaper’s Web page the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. This product allows a publication to completely outsource the classified ad-taking power of their Web site whereby the publication receives incremental revenue at a very low incremental cost. We handle all functions associated with this revenue source. We furnish and host the application suite, run the technology, monitor the transactions throughout the session, handle the payment authorization and settlement process, electronically deliver the ad text to the newspaper, and provide customer service support to the newspaper’s customers. We provide all the technical and application expertise, customer support, and security measures that the publication needs to get an application up and running in a short time. Typically, we are able to process many more ads and do so much more quickly and affordably than the publisher could do internally. In addition, this software solution provides tools to evaluate performance, provide additional customer care, and increase future revenue opportunities. We provide the means to deliver highly personalized email communications to existing customers for the purpose of creating additional revenues and creating a profitable, long-term relationship

•	XML Gateway (Application Programming Interface) — This technology allows third parties, internal newspaper applications, and niche Web publishers to facilitate the processing of classified advertising. Use of AdStar’s infrastructure and incorporating Web based ad taking for print, or for print in combination with an online ad, into their applications.

•	Credit Card Processing - With the acquisition of Edgil Associates in October of 2003, we have added the ability to offer to newspapers credit card processing for use in phone rooms accepting classified ads, subscription departments or for any other transaction that requires a credit card. Edgil offers system integration services, installation support, training and customer service. Edgil’s proprietary “EdgCapture” payment processing software processes over 12,000,000 million newspaper advertising and circulation transactions annually for Tribune Company, Gannett Company, Inc., Knight-Ridder, Inc., Copley Press, Inc., the New York Times, Advance Publications, Inc., Cox Enterprises, Inc., and Village Voice Media, Inc. as well as many independent daily and specialty publications. Edgil’s product strategy focuses on providing newspapers with the financial benefits afforded by reduced labor costs and lower credit card processing discount rates. Edgil’s experience with integration services has given the “EdgCapture” product line the technical differentiation to meet the specific credit card processing requirements of the publishing industry.

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

     Edgil’s credit card processing application currently operates in a license mode with installation fees and ongoing license and support fees. We plan to develop a transaction model for credit card processing hosted on AdStar’s infrastructure and made available to both existing and new accounts.

Background

     We began developing the professional software application in 1986, and today have grown to become the preeminent software solution providing large newspapers with the ability to electronically receive classified advertising from advertising agencies and large corporations. Our professional software application has seen numerous technological enhancements over the years, and is still in place at the majority of installations. This technology enables newspapers to reduce the amount of manual effort required to publish an ad and eliminates newspaper typographical errors. Our software allows newspapers to process more ads accurately while under tight time constraints to meet deadlines and thus realize greater revenue. Our remote entry version of this software is currently in use at more than 25 large metropolitan newspapers linked to more than 1,500 advertising agencies and numerous large corporations. Our customers include such highly respected publications as the Los Angeles Times, the Chicago Tribune, The Atlanta Journal-Constitution, and The Miami Herald.

     During 1999 and 2000, we designed, engineered, and marketed Advertise123.com, a one-stop marketplace on the Web for advertisers to buy classified ads. By accessing our Web site, we enable advertisers to plan, schedule, compose, and purchase classified advertising from a large number of print and on-line publishers using one simple interface. Our service permitted both advertising agencies and consumers, including the general public, to create and submit to one or many publications any number of classified ads, 24 hours a day, seven days a week, using any standard Web browser.

     This one-stop marketplace was not especially successful from a business point of view. The marketing costs associated with its promotion were not justified by the resulting ad volumes. However, the underlying technology platform and infrastructure that we built enabled us to create a new e-commerce opportunity for AdStar. We began marketing the technology, in a hosted environment, directly to newspaper publishers on a private label basis. This enabled newspapers to sell print classified ad placement on the web. As the web sites of newspapers continued to evolve, AdStar’s infrastructure continued to be perfected, and today is a platform offering capabilities leading to increased revenue opportunities for our customers.

     In addition to selling classified ads for their print editions, newspaper publishers host their own web sites and are selling classified ads that are published on those sites. They compete with the many online only (non-newspaper) websites that sell and publish classified advertising on the web. AdStar’s platform enables newspaper publishers to compete very effectively with those non-newspaper publishers by offering a print ad upsell to purchasers of online ads and an online upsell to purchasers of print ads. Referred to as reverse publishing, this capability offers the advertiser maximum coverage, both online and in the newspaper. It also provides the publisher incremental revenue. This offering is critical to the overall success of classifieds. Newspapers can compete more effectively with online only websites by offering the power of print as well as online.

     In addition to offering the sale of print ad classifieds, online classifieds and the print ad upsell to online classifieds, AdStar’s platform allows for the addition of other functionality. As auction capabilities, photos, text messaging and the like become more mainstream, we can easily accommodate the newspapers desire to incorporate them into a robust offering for classifieds.

Marketing

     In 2004 we concentrated on communicating with our customers and prospects on a regular basis through a monthly newsletter keeping them apprised as to what has been happening with e-commerce and classifieds. Whether a new technology, real time payment processing or simply reporting on success stories, it gave newspapers access to what was happening.

     In addition, we focused on reverse publishing capabilities with special projects for both the Washington Post and the Atlanta Journal-Constitution. These applications, while specific to those papers, are built upon our generic technology platform. This allows us to easily build similar capabilities for other publishers.

     Attending local, regional and national trade shows during the course of the year kept us abreast of the needs of the newspapers industry and also offered us a platform to market our services .

     We continue to work with Bonafide Classifieds, the online arm of the Newspaper Association of America (NAA) to help educate and enable their members to offer web-based ad taking.

     Our goal is to continue to grow transactions with our current customers and enable more newspapers to get started. There are still many papers who do not offer real time processing for classifieds.

     Efforts will take place at the individual paper level and corporate level where appropriate.

AdStar Business Strategy

     In 2004 we focused our e-commerce development efforts to support the industry’s move to reverse publishing: online ads get upsold to print, print ads get upsold to online. The primary reason for the industry’s focus in this area is incremental revenue.

     In addition we positioned our e- commerce platform comprised of our complete infrastructure as a solution for publishers in integrating the many and varied e-commerce opportunities coming their way.

     As part of this transformation we developed new ASP services supporting high volume transactions. The XML Gateway (Application Programming Interface) continued to attract large users of classifieds as well as an acquisition, in late October 2003, of Edgil Associates, Inc. Edgil, through its “EdgCapture” product line offers credit card processing for the newspaper industry. This service enables phone rooms and subscription departments to accept credit card transactions fully integrated into publishers various systems. In 2002 Edgil processed approximately 12 million transactions for its customers. While currently operating as a license model we are developing a hosted solution for publishers that would operate on a transaction model with a monthly fee and per transaction fee.

     Our goal is to become the primary resource for E-Commerce to the newspaper industry, providing applications for classified ad taking, credit card processing, online subscriptions and any and all enhancements that can be offered on-line or at the newspapers’ facilities.

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

Intellectual Property

     We regard our intellectual property as critical to our success, and we rely upon trademark, and trade secret laws in the United States to protect our proprietary rights. We have established trademark rights in various forms of the mark AD-STAR, ADSTAR and ADVERTISE123.COM, based on our use of these marks and our ownership of incontestable United States trademark registrations. Despite our existing trademark the marks remain susceptible to trademark infringement due to the frequent illicit use and piracy of trademarks by “cybersquatters” on the Internet. Although we own the domain names Advertise123.com and ADSTAR.com, there remains the risk that third parties will seek to register our marks AD-STAR and Advertise123 in the other “top level” domains, e.g., .org,  .net, and .gov, or that they will register close copies of our marks.

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

Employees

     As of March 15, 2005, we had a total of 28 employees. All but 1 of them are full-time employees, including 4 in executive management, 9 in engineering, 7 in customer support, 1 in sales and marketing, 3 in administration and 4 in finance. We are not subject to any collective bargaining agreements. We believe that we are currently staffed at an appropriate level to implement and carry out our business plan for the next 12 months.

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

Our Unproven On-Line Business Model May Not Generate Expected Revenues.

     Because we have limited Internet experience, we cannot accurately forecast the source, magnitude or timing of our future revenues. Current expectations are that we will generate revenue from:

•	hosting and transaction fees for ads processed through our ASP product,

•	installation fees from publishers installing our new publisher specific ad-taking Web site services;

•	fees from publishers to process classified advertising utilizing our professional software product.

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

We Have A History Of Losses And Until We Are Able To Significantly Increase ASP Revenues We Expect Continued Losses.

     We have incurred significant recurring net losses, and have used substantial funds in our operations. For the years ended December 31, 2003 and 2004 we had net losses of $2,842,000 and $3,648,000, respectively. Our 2003 and 2004 net losses were principally attributable to our continued shift of focus from an on-line business to an ASP business however, our 2004 net loss includes a $1,203,000 one-time loss from abandoned acquisitions. We expect to continue to incur losses until we are able to increase our revenues significantly from fees based on the number of ad purchases transacted through our ASP product. Our operating expenses have been reduced to remain appropriate in connection with our curtailed activities. Our future profitability will depend on our ability to increase our transaction and service revenues while controlling or reducing our costs. We may not be able to achieve profitability. Although there can be no assurance, we believe that expected cash flow from operations, including cost cutting measures such as a curtailment of our acquisition strategy and development projects, a reduction in personnel and other costs during the fourth quarter of 2004 and the additional $597,000 raised through the exercise of warrants in January 2005, will be sufficient to meet our anticipated working capital needs through March 31, 2006. In addition we will continue to seek additional financings.

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

At December 31, 2004 We Have Negative Working Capital Which May Restrict The Rate Of Our Revenue Growth.

     At December 31, 2004 we had negative working capital of $1,534,931 compared to $149,000 positive working capital as of December 31, 2003. The deterioration in working capital is primarily a result of our loss from operations in 2004, including a loss of $1,203,000 with respect to abandon acquisition cost and an aggregate increase in our current liabilities of $796,000 at December 31, 2004. We use working capital to increase our sales and marketing efforts, to develop new or enhance existing products and services, to respond to competitive pressures and to fund potential acquisitions and expansion. We believe that our cash on hand of $1,093,000 at December 31, 2004, the increase in the cash flows that we are currently generating, which we expect will continue, from operations through the implementation of cost cutting measures, including a reduction in staff during the fourth quarter 2004, pay cuts effective January 1, 2005, the curtailment of our acquisition strategy and development projects, other cost saving measures, the additional $597,000 raised through the exercise of warrants on January 5, 2005 and an expected increase in revenues will generate sufficient capital to meet our working capital needs at least through the next twelve months. Additionally, we currently have no additional borrowings available to us under any credit arrangement, and we are continuing to look for additional financing. Adequate funds may not be available or may not be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

We Are Vulnerable To Breakdowns In Service, Which Could Cause Our Customers And Prospective Customers To Lose Faith In Our Ability To Service Their Needs.

     As a business delivering certain services via the Internet, we are vulnerable to breakdowns and interruptions in Internet transmission which could disrupt our ability to provide continued and sustained support to advertisers and publishers. We have not yet suffered any serious breakdowns in service. If because of interruptions our customers and prospective customers lose faith in our ability to service their needs, they may choose more traditional means for placing their classified ads, may turn to our competition, or may choose to no longer outsource their Web-based ad-taking functions and instead perform the services in-house. If this were to occur, we would not be successful in building an on-line business. In March 2003 we entered into an arrangement with Tribune Company to build out a fully functional back-up site at their AT&T co-location in Redwood City, California. The site was tested during 2004 and has been deemed to be fully operational.

Our Ability To Compete Effectively And Operate Profitably Cannot Be Assured Because Our ASP Business Competes With Established Methods For Ad-Taking.

     Our classified ad-taking processes compete with phone rooms and other established methods for ad taking at newspapers. We are unaware of any major company that provides a centralized publisher specific ad-taking Web site services for the selection, transaction and processing of classified ads or to multiple print and on-line publication technology though many newspapers have established ad-taking capabilities on their own Web sites. Those publishers that accept and process ads by traditional means like telephone, facsimile transmission and printed copy submissions are potential competitors. Our ability to compete successfully will depend on the perceived convenience of our services, ease of use and the amount of fees we charge. In addition, companies not now in the business of providing on-line remote ad entry but possessing more capital resources than we do may seek to develop their own technology and enter into the business of offering a similar broad based, centralized on-line classified ad placement services to ours. Some of these companies could have longer operating histories, greater name recognition, larger customer bases and significantly greater technical and marketing resources than we have. As a result, they may be able to respond more quickly than we can to new or emerging technologies and can devote greater resources than we can to development, promotion and sale of their services. Faced with this type of competition, our ability to compete effectively and operate profitably cannot be assured.

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

We May Not Be Able To Retain Key Existing Employees Or Attract The Additional Employees Essential To The Success Of Our Business.

     Our performance is substantially dependent on the performance of our management and key technical personnel and on our ability to retain and/or attract the new Internet-oriented employees required in the implementation of our business plan. The competition for Internet-oriented people of the type we will be seeking is intense and we may be hard pressed to find the personnel needed as fast as we need them. If we are unable to retain our key existing employees or to attract, hire and assimilate the qualified employees we will be seeking, the growth of our on-line business will be arrested and we will not be able to meet the projected revenue increases within the time period contemplated in our business plan, if at all.

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

We May Not Be Able To Protect Our Proprietary Rights.

     We believe that our future success will depend, in part, on our ability to develop and enforce proprietary rights with respect to our systems and services including domain names, trademarks, trade names, service marks and copyrights. This is particularly true with respect to our Web-based service technology. We do not currently own any patents or patent applications on our technology and we have no assurance that our rights to that technology are patentable or otherwise protectable. Moreover, there is no assurance that others might not develop alternate technologies that might be more effective than ours regardless of whether or not we obtain patent protection.

     Despite our existing trademark rights in the marks AD-STAR, ADSTAR, and Advertise123.com, the marks remain susceptible to trademark infringement due to the frequent illicit use and piracy of trademarks by “cybersquatters” on the Internet. Although we own the domain names Advertise123.com and ADSTAR.com, there remains the risk that third parties will seek to register our marks AD-STAR and Advertise123 in the other “top level” domains, e.g., .org, .net, and .gov, or that they will register close copies of our marks.Furthermore, we cannot guarantee that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. If for any of the above reasons we are deprived of any proprietary rights to our technology or trade style, our prospects for success may be seriously and adversely affected.

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

Natural Disasters Which Disrupt Our Services Could Have An Adverse Effect On Our Business, Results Of Operations And Financial Condition.

     Our operations and services depend on the extent to which our computer equipment and the telecommunications infrastructure of our third-party network providers is protected against damage from fire, earthquakes, power loss, telecommunications failures, and similar events. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access is located in the Los Angeles, California area. Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster or other unanticipated problems at our network hub, or a third-party network provider point of presence could cause interruptions in the services that we provide. If disruptions occur, we may have no means of replacing these network elements on a timely basis or at all. We do not currently maintain back-up Internet services or facilities or other back-up computing and telecommunications facilities. Extensive or multiple interruptions in providing users with Internet access is a reason for users to decide to stop using access services. Accordingly, any disruption of access services in general, or our service specifically, due to systems failure could have an adverse effect on our business, results of operations and financial condition. Furthermore, we do not currently have any business disruption insurance.

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

     While the shares of Common Stock met current Nasdaq listing requirements when initially listed and are currently included on Nasdaq, there can be no assurance that we will meet the criteria for continued listing. Continued listing on Nasdaq generally requires that (i) we maintain at least $2,500,000 in stockholders equity, or $35,000,000 in market capitalization, or $500,000 in net income for either the last fiscal year, or two out of the last three fiscal years, (ii) the minimum bid price of the Common Stock be $1.00 per share, (iii) there be at least 500,000 shares in the public float valued at $1,000,000 or more, (iv) the Common Stock have at least two active market makers, and (v) the Common Stock be held by at least 300 holders. In February 2005, we received a letter from Nasdaq putting us on notice that the bid price of our Common Stock had fallen below their $1.00 per share minimum. Currently, our Common Stock is trading below $1.00. Pursuant to applicable Nasdaq rules, we have been provided a 180 day grace period until August 17, 2005 to regain compliance by having the bid price of our Common Stock close at $1.00 per share or more for a minimum of 10 consecutive business days. If we are unable to satisfy Nasdaq’s maintenance requirements, our securities may be delisted from The Nasdaq Small Cap Market. In that event, trading, if any, in the Common Stock and warrants would be conducted in the over-the-counter market in the so-called “pink sheets” or the NASD’s “OTC Bulletin Board.” Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of AdStar, and lower prices for our securities than might otherwise be obtained.

Item 2. Description of Property

     Our offices are currently located in two separate facilities. The principal office in Marina del Rey, California consists of an aggregate 5,000 square feet. Offices for our east coast wholly owned subsidiary, Edgil Associates, Inc., are located in North Chelmsford, Massachusetts, consisting of approximately 9,000 square feet. In July 2000, we entered into a lease consisting of approximately 1,700 square feet in Lyndhurst, New Jersey. In May 2001, we assigned all rights in this lease to Dominion Telecom, Inc., however we remain secondarily liable on this lease. In December 2002 management executed a plan to close our east coast offices, in Syosset, New York, and transfer the function performed at that location to Marina del Rey. In December 2003 we sub-let this 1,400 square foot space. These four existing leases expire on November 7, 2009, August 31, 2006, November 30, 2005 and April 30, 2005, respectively. The aggregate monthly rent, net of the current sub-leases and assignment, is approximately $18,000. We believe that if these leases are not renewed, satisfactory alternative space will be available.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On Thursday, November 11, 2004 at 9:00 a.m., Eastern time we held our 2004 Annual Meeting of Stockholders for the purpose of electing directors, consideration and approval of the AdStar, Inc. 2004 Stock Option Plan, amending AdStar’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 40,000,000, and to ratify the selection of the independent auditors for fiscal 2004.

     At the meeting,: for which proxies were solicited pursuant to Regulation 14A under the Exchange Act and there was no solicitation in opposition to any of the nominees, all of the nominees were elected as directors of AdStar, Inc. for one year terms.

     The Stockholders also approved the 2004 Stock Option plan with 2,786,017 votes cast in favor, 716,881 against and 37,534 abstaining; the amendment to the Certificate of Incorporation to increase the number of authorized shares with 10,305,283 votes cast in favor, 481,473 against and 47,600 abstaining; and the appointment of BDO Seidman LLP as our independent auditors for fiscal 2004 was ratified with 10,779,756 votes in favor, 11,000 votes against and 44,000 votes withheld.

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

	Bid Information
Price range of Common Stock	High	Low
Year Ended December 31, 2003
First quarter	$1.05	$0.61

	Bid Information
Price range of Common Stock	High	Low
Second quarter	$1.22	$0.68
Third quarter	$2.40	$1.19
Fourth quarter	$2.24	$1.50

Year Ended December 31, 2004
First quarter	$2.65	$1.80
Second quarter	$3.05	$2.05
Third quarter	$2.20	$1.28
Fourth quarter	$1.51	$0.90

     As of March 15, 2005, the closing bid price per share for our Common Stock, as reported on the Nasdaq Small Cap Market was $0.84.

     (b) Holders

     As of March 15, 2005, the number of record holders of the Preferred and Common Stock of AdStar was one and approximately 48, respectively. AdStar believes that there are more than 1,700 beneficial holders of the Common Stock.

     (c) Dividends

     The holders of Common Stock are entitled to receive such dividends as may be declared by AdStar’s Board of Directors. During the years ended 2003 and 2004, AdStar did not pay any dividends, and it does not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of AdStar’s Board of Directors and will depend on, among other factors, retained earnings, capital requirements, and the operating and financial condition of AdStar.

Recent Sales of Unregistered Securities.

     In December 1999, the Company established a vendor compensation plan whereby it may compensate vendors who are accredited investors, as defined under Rule 215 of the Securities Act of 1933, in shares of its Common Stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. AdStar established a vendor payment plan whereby it may pay vendors who are accredited investors, as defined under Rule 215 of the Securities Act of 1933 (the “Act”), in shares of its Common Stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. During 2003 and 2004, 33,279 and 53,217 shares, respectively, were issued to vendors under the plan relying upon the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933 which represented compensation of $42,000 and $96,325, respectively.

     In December 2002 the Board of Directors approved the sale of shares of its Series B Preferred Stock to Tribune Company for an aggregate price of $1.5 million. The sale was split into two funding segments:

     (i) In December 2002, AdStar sold 1,200,000 shares of its Series B-1 Preferred Stock to Tribune Company for an aggregate purchase price of $900,000, excluding $86,280 in costs of financing. These shares currently convert on a 1:1 basis. Shareholders of Series B-1 Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and as a single class with the Common Stock. The holders of Series B-1 Preferred Stock are entitled to one vote for each share; and

     (ii) In March 2003, AdStar sold 800,000 shares of its Series B-2 Preferred Stock to Tribune Company for an aggregate purchase price of $600,000 excluding $71,317 in costs of financing. These shares currently convert on a 1:1 basis. Shareholders of Series B-2 Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and as a single class with the Common Stock. The holders of

Series B-2 Preferred Stock are entitled to one vote for each share. In addition, on March 28, 2003, in exchange for all of the Series B-1 Preferred Stock plus accrued and unpaid dividends on those shares, issued in December 2002 to Tribune Company, AdStar issued an additional 1,200,000 shares of its Series B-2 Preferred Stock to Tribune Company.

     These sales were exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

     In March 2003, AdStar issued to Marina Co. a nominee of partners in Morse, Zelnick, Rose and Lander LLP, AdStar’s legal counsel, 63,291 shares of restricted Common Stock, issued at fair market value as payment for $50,000 in legal services accrued at December 31, 2003. This sale was exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

     In September 2003 we sold through a private placement offering 1,590,000 shares of the Company’s authorized but unregistered Common Stock at a price of $1.25 per share. In connection with this offering the Company paid a commission consisting of $198,750 in cash and issued warrants to purchase 159,000 shares of its Common Stock, at $1.87. The warrants are exercisable beginning on March 31, 2004 and expire on March 31, 2009. The Company valued the warrants using the Black Scholes method, which resulted in a value of $261,169. This amount is being offset against the proceeds from the private placement as a cost of financing. The sale of these shares was pursuant to the exemption under sections 4(2) and 4(6) of the Act.

     On October 21, 2003 in connection with our acquisition of all of the business and assets of Edgil Associates, Inc., a Massachusetts corporation (“Edgil”), pursuant to an Agreement and Plan of Merger, we paid $1,520,000 cash and issued 1,311,530 shares of our restricted Common Stock in exchange for all the outstanding capital stock of Edgil. The number of shares issued was based upon the closing price of the Common Stock on the Nasdaq SmallCap Market on October 20, 2003 and was valued at $2,111,563 based upon the average closing price of the Common Stock on the Nasdaq SmallCap Market for the 10 trading day period beginning October 14, 2003. A complete description of the merger and the merger documents can be found on the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on November 4, 2003. The issuance of these shares was pursuant to the exemptions under sections 4(2) and 4(6) of the Act.

     In November 2003, we sold 1,257,692 shares of our Common Stock at a price of $1.30 per share to accredited investors in a private placement offering raising gross proceeds of approximately $1,635,000 excluding $56,104 in costs of financing. This sale was exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

     In December 2003 and July 2004, AdStar issued to Marina Co. a nominee of the partners of Morse, Zelnick, Rose and Lander LLP, AdStar’s legal counsel, 34,615 and 25,000 shares of restricted Common Stock at fair market value as payment for $45,000 and $32,250, respectively, in legal services provided during 2003 and 2004. These sales were exempt from registration, as they were nonpublic offerings, made pursuant to Sections 4(2) and 4(6) of the Act.

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

     The shares underlying the Note are covered by an effective registration statement and subject to certain limitations based on market volume for the Common Stock and Laurus Master Fund’s aggregate holdings, Laurus Master Fund is required to convert all monthly installments of principal and interest into Common Stock if the Average Closing Price for the 5 trading days immediately preceding each monthly installment payment date is more than 10 % above the Fixed Conversion Price. Additionally, we may redeem the Note by paying 125 % of the then outstanding principal balance plus accrued interest. The Note is secured by a first lien on all of our assets.

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

     During May 2004, pursuant to the terms of the Note, Laurus Master Fund elected to convert $225,000 of the Note into 100,000 shares of Common Stock, at a conversion price of $2.25 per share.

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

     In 2003 we formalized our marketing effort behind our XML Gateway (Application Programming Interface). With third parties and publishers alike looking to incorporate classified print advertising into their applications, the Gateway proved to be an easy way to accomplish it.

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

     In 2003 we also saw the release of our new USER INTERFACE for Web-based ad taking. This new interface accommodates a variety of customized up-sells for an advertiser – including our bold headlines, borders, background shading, pictures and graphic attention getters. The user is able to create in real time an ad with a unique look and feel.

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

     EdgCapture -Processing credit card payments has become a way of life for newspapers. Advertising, circulation, and new media departments need to automate payment processing and integrate e-commerce programs into day-to-day operations. Using EdgCapture, newspapers have seen a dramatic improvement in their bottom line. Offering prepayment alternatives to advertisers and subscribers reduces labor and the costs associated with taking ads and subscriptions over the phone or Internet. More than just a piece of software, EdgCapture is an innovative service that allows newspapers and groups of newspapers to establish their own private payment processing interfaces. With a consistent track record, EdgCapture effortlessly processes millions of transactions per year.

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

     Prior to the development of our Web business, revenues had been generally sufficient to support our historic business. In developing our Web-based system we began to incur significant losses that could not be offset by the revenues generated by our historic business. These expenses caused us to incur significant losses from 1998 through 2004. Our future success is dependent upon our ability to substantially grow revenues and control costs to the point where we can fund the level of operations necessary to serve the anticipated customer base. To this end, our plans have included expanding the products and services offered to our customers by building on our proprietary software processes and unique position within the industry. We feel that there is significant opportunity to increase revenues by offering the Web software and services that we had initially developed for ourselves to print publications as an application service provider (“ASP”). In addition we have already taken steps to control or in some cases reduce costs on an ongoing basis. (see Business in part I).

Results of Operations

     The following table sets forth the results of operations expressed as a percentage of net revenues.

	Year Ended December 31,
	2003	2004
Net revenues	100%	100%
Cost of revenues	77%	46%

Gross Profit	23%	54%

General and administrative expense	47%	41%
Selling and marketing expense	27%	27%
Product maintenance and development costs	44%	28%
Restructuring expense	4%	-1%
Amortization of customer list Restructuring	4%	1%
Abandoned acquisition costs	0%	24%

Loss from operations	-100%	-67%
Beneficial interest and amortization of financing fees on convertible note	0%	-6%
Other income	0%	0%
Interest income (expense)	0%	-1%

Loss before taxes	-100%	-74%
Provision for taxes	0%	0%
Net loss	-100%	-74%

Years Ended December 31, 2004 and 2003

Revenues

     Net revenues increased to $4,934,000 in 2004 from $2,834,000 in 2003, a net increase of $2,100,000 or 74%. The increase in net revenue for 2004 is primarily comprised of a net increase of $1,181,000 or 109% in licensing and software revenues and a net increase of $702,000 or 254% in Customization and other revenues. The increase in Licensing and Software revenues is primarily related to an increase from $245,000 to $1,478,000 or 503% due to the addition of e-commerce services for the newspaper publishing industry of EdgCapture, an integrated payment processing solution that interfaces directly with publishers’ classified and circulation systems; and EdgFlow, a content processing solution that allows publishers to deliver media content such as articles, technical documents, advertisements, wire stories, etc., to multiple channels in a variety of formats. The net increase in these revenues reflects a partial offset for a decrease of $23,000 due to the termination of one licensing and software customer and $28,000 as a result of termination by 3 customers of the use of our outmoded licensed fax technology as the industry continues to move toward a Web-based product. We now have only 2 remaining licenses for this technology.

     The increase in Customization and other revenue relates primarily to customization services associated with our new EdgCapture and EdgFlow software lines and to a net $257,000 increase due to customization services to power a new online recruitment service with The Washington Post (TWP) and to power a classified Web order entry for the four online vertical classified advertising products, Recruitment, Autos, Real Estate and Merchandise, for The Atlanta Journal-Constitution (AJC). These ads will flow through AdStar’s XML Gateway. The TWP contract was essentially completed during the second quarter. The AJC contract, which is approximately 67%, complete has been amended to provide additional services and is expected to continue into the second quarter of 2005. The increase of $217,000 or 15% in ASP Revenue is primarily comprised of a $145,000 increase in transaction volumes from existing customers,

$26,000 from the addition of 2 new customers, partially offset by a $14,000 decrease due to the termination of 3 existing customers. The revenues from EdgCapture or EdgFlow and related customization services reflected in our 2003 results consist only of activity from October 21 through December 31, since these services for our newspaper customer base were added through our acquisition of Edgil Associates on October 21, 2003.

Cost of revenues

     Cost of revenues consists primarily of the costs to customize and install software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs. Cost of revenues increased to $2,285,000 in 2004 from $2,180,000 in 2003, a net increase of $105,000 or 5%.

     The increase during 2004 was primarily comprised of a net increase of $468,000 for the cost underlying our new EdgCapture and EdgFlow services which were part of our service offerings to publishers for approximately 2 months at the end of 2003. Additionally, a $363,000 increase in direct labor and overhead associated with one time increased costs from the learning curve caused by the transferring of the technical support function from the Marina Del Rey offices to the Chelmsford offices along with the direct costs of customizing our API interface software for the TWP and AJC service contracts described above, offset by a $61,000 reduction in amortization as a result of the write-down of capitalized software in the fourth quarter 2003 and an additional $22,000 reduction in amortization due to the full amortization of a portion of capitalized software.

     The net increases described above were offset by a $625,000 decrease in impairment write-downs of our internally developed software applications from $883,000 in 2003 to $258,000 in 2004. The impairment recorded during 2003 was primarily related to an $883,000 one time impairment write-down of our contract Web and FlexAd internally developed software applications and the reserve for direct costs of contractual obligations to service said software, primarily based on a product line evaluation undertaken in December 2003 in connection with the integration of AdStar’s Edgil acquisition and new information with respect to future revenues from customer utilization of the FlexAd software.

     The 2004 impairment was primarily comprised of a $190,000 write-down of 2 uncompleted software applications primarily designed to deliver the EdgCapture product over the Web or in NT based environments. In December 2004 we determined that these products had not generated sufficient market interest to justify continued development with our limited resources. In addition a $53,000 write-down of a limited display ad technology built specifically for the Los Angeles Times Restaurant Guide was launched in September 2004 but has not generated the anticipated ASP revenues we originally projected and we have been unsuccessful in selling the product to other publications. The remaining $14,000 related to 2 older software technologies for which revenues have deteriorated in recent months to the point where we realized a permanent impairment in value.

     Our gross profit margin for the year ended December 31, 2004 increased to 54% from 23% for the year ended December 31, 2003 largely due to the decrease in the net write-down of capitalized software. If the adjustments related to impairment are excluded, the gross profit margin for 2004 would be 59% compared to 55% in 2003, the 4% improvement is primarily comprised of the reduction in amortization as described above.

General and administrative expense

     General and administrative expense consists primarily of the cost of executive, administrative, professional fees, accounting, and finance personnel. General and administrative expenses increased to $2,041,000 in 2004 from $1,343,000 in 2003, a net increase of $697,000 or 52%. The net increase was primarily related to a $566,000 increase to support our new EdgCapture and EdgFlow services and an increase in consulting fees of $131,000 for Sarbanes-Oxley compliance matters and contractual obligations to obtain Statement on Accounting Standards number 70 (“SAS 70”) certification as part of our customers’ compliance with Sarbanes-Oxley requirements.

     Management believes that our existing executive staffing levels are sufficient to allow for significant growth without the need to add personnel and related costs for the foreseeable future. However, the impact of complying with and maintaining Sarbanes-Oxley and SAS 70 has not been fully analyzed at this time and may require the addition of personnel and/or systems to adequately meet the requirements.

Product maintenance and development costs

     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design and test the required technical infrastructure, and to perform software and Web-site maintenance, and other general routine fixes. The costs consist primarily of personnel related expenses for technical and design personnel, equipment maintenance and outside consultants. Product maintenance and development expenses increased 9% during 2004 to $1,359,000 from $1,242,000 in 2003. The $117,000 increase during 2004 is primarily comprised of a net increase of $330,000, due to our new EdgCapture and EdgFlow services, offset by a net decrease of $213,000 due to reductions in our technical staffing levels.

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

Selling and marketing expense

     Selling and marketing expense consists primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost for business development. Selling expense increased 72% during 2004 to $1,291,000 from $750,000 during 2003. The $540,000 increase during 2004 is primarily comprised of a net increase of $311,000 or 58% attributable to selling and marketing expenses for our new EdgCapture and EdgFlow services, a $96,000 net increase in salary, moving, severance and related expenses, primarily related to the hiring and termination of a senior vice president of sales during February 2004 through December 2004, a $87,000 commission expense related to a newly created commission plan and a $45,000 increase in advertising and publicity, tradeshows and business promotion as anticipated with the increased focus on selling and marketing our products, offset by a $7,000 reduction in outside consulting fees and other costs.

     In 2005 we expect our fixed selling and marketing expenses to decrease due to the termination of our Senior Vice President of Sales and Marketing to start his own sales and marketing company. The Senior Vice President position is currently not contemplated to be replaced, those duties will now be shared by, among others our Vice President of Sales and Marketing, Chief Operating Officer and Chief Executive Officer. Sales Commissions are expected to increase as part of a new arrangement with our former Senior Vice President of Sales and Marketing which allows him to continue to sell our products on a contract-by-

contract commission only basis. We will continue the development and implementation of our strategic marketing plan and continue to build upon our existing relationships with Tribune Company, Knight-Ridder, Inc., CareerBuilder, L.L.C., Media News Group and other potential strategic partners.

Restructuring costs

     Restructuring costs consist primarily of direct costs associated with repositioning our products, moving away from the idea of the Internet as a stand-alone business category, integrating our products and services with those of Edgil Associates, Inc. our recently acquired wholly owned subsidiary, and moving towards the idea of the Internet as an extremely efficient and flexible communication channel. These costs are primarily comprised of direct expensing and reserves for consolidation of personnel, equipment and associated software, as well as professional fees to more efficiently service our growing ASP applications and products.

     During 2004, we adjusted accruals, primarily related to the realization of greater fees received from subletting the former New York office than originally estimated resulting in a reduction of the accrual and related expense of $38,000 as compared to restructuring costs of $125,000 recorded during 2003.

Amortization of Customer List

     Amortization of Customer List consists of straight-line amortization of the Customer List purchased as part of the acquisition of Edgil on October 21, 2003. The Customer List is recorded at a valuation of $1,500,000, obtained by use of an independent valuation expert, and is being amortized over its estimated 17-year life. Amortization during 2004 was approximately $88,000 as compared to $17,000 for approximately 2 months during 2003.

Abandoned Acquisition Costs

     During 2004, expenses of $1,203,000 were incurred in connection with the abandonment of four proposed acquisitions and related international expansion plans. On December 31, 2004, an option to acquire a company expired resulting in a write off of all costs previously recorded as prepaid costs of the acquisition during 2004, costs incurred during the fourth quarter 2004 and all future commitments, primarily employee settlement and severance costs and legal and professional fees associated with the abandoned acquisition. In addition 3 smaller acquisition targets did not meet our due diligence requirements or turned down our offers during the quarter ended December 31, 2004 for which we expensed all related costs.

     The charges include approximately $203,000 of prepaid acquisition costs capitalized at September 30, 2004; approximately $69,000 of costs associated with the international expansion plans and the related acquisition target which were previously expensed during the nine months ending September 30, 2004 and included under different operating categories; approximately $391,000 for deposits paid from October 8 through November 29, 2004 lost as a result of the failure to close one acquisition by December 31, 2004; and approximately $263,000 of employment, consulting, travel, severance and miscellaneous other expenses recorded during the fourth quarter of 2004 primarily related to the international acquisition and related expansion plans. A balance of approximately $277,000 primarily related to two discharged executives specifically hired to promote and coordinate international expansion, will be paid in 2005.

Beneficial interest and amortization of financing fees on Convertible Note

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

     During 2004, approximately $299,000 of prepaid financing fees and debt discount were amortized as interest expense, including a non-cash portion of approximately $263,000. The non-cash portion was comprised of approximately $156,000 debt discount amortization and an accelerated debt amortization of approximately $107,000 as a result of the conversion of $225,000 in debt to equity.

Other expense

     During 2003, AdStar paid $10,000 as a termination fee to a financial consultant for a failed arrangement to secure private financing.

Interest income (expense), net

     Net interest expense was $36,000 during 2004, compared to net interest income of $5,000 during 2003. The interest expense during 2004 consists primarily of $33,000 interest on the Laurus Convertible Note discussed above with the remainder associated with capitalized leases and notes payable to the former founders of Edgil. The Convertible Note has an interest rate of Prime minus 1%. Interest income has historically been attained by maintaining excess cash in an overnight investment sweep account. During 2004, it was determined that the fees to maintain the investment sweep account exceeded the interest received due the historically low overnight interest rates, accordingly we temporarily closed the investment sweep account and now only receive interest income from a minor certificate of deposit account maintained as security on certain credit cards.

Provision for taxes

     The provision for income taxes is comprised primarily of state taxes for Edgil. Federal income taxes are consolidated and, due to the nature of the merger agreement, AdStar and Edgil are treated as separate taxable entities for State income taxes. AdStar is currently in a loss carry-forward position for federal income taxes, primarily due to the operating losses incurred through December 31, 2004. The federal net operating loss carry-forwards balance as of December 31, 2004 was approximately $16,036,000, compared to $15,431,000 in the prior year. The net operating loss carry-forward is available to offset future taxable income through 2017.

     Our net operating loss carry forwards may be limited due to ownership changes as defined under section 382 of the internal revenue code of 1986.

     The major temporary tax differences that are expected to reverse next year are deferred revenue, allowance for doubtful accounts, and accrued vacation. However, we expect new temporary differences to be established in these years, which will either reduce or exceed the reversing temporary differences.

     We evaluate annually the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results, and the reversal of temporary tax differences. At December 31, 2004, we evaluated the net deferred tax asset, taking into consideration operating results, and determined that a valuation allowance of $5,720,000 should be maintained.

Liquidity and Capital Resources

     At December 31, 2004, we had an accumulated deficit of $17,815,000. We have incurred significant recurring net losses for the years ended December 2003 and 2004 of $2,842,000 and $3,648,000. Our 2003 and 2004 net losses were principally attributable to our ongoing shift in focus from an on-line business to an ASP business with an expanded suite of products and our abandoned acquisition costs of $1,203,000 during 2004. We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP and payment processing products. The revenues from EdgCapture and related customization services reflected in our 2003 results consist only of activity from October 21 through December 31, since these services for our newspaper customer base were added through our acquisition of Edgil Associates on October 21, 2003. We expect the deferred revenue to be realized during 2005. We believe that our cash on hand of $1,093,000 at December 31, 2004, the increase in the cash flows we are currently generating from operations from cost cutting strategies, which we expect will continue, including a reduction in staff during the fourth quarter 2004, pay cuts effective January 1, 2005, the curtailment of our acquisition strategy and development projects, other cost saving measures, the additional $597,000 raised through the exercise of warrants on January 5, 2005 and an expected increase in revenues will generate sufficient capital to meet our cash needs through the next twelve months. As a result, we believe that we will be in a position to take advantage of additional strategic acquisitions and revenue sharing arrangements should they present themselves. We are optimistic that our growing ASP business will continue to be accepted in the marketplace. However, our ability to sell ASP business products and service offerings during the current year may be hampered by the current unstable climate in the advertising market, the geo-political climate, including the war in Iraq, and state of the economy in general. These factors, coupled with unproven ability of our newly acquired subsidiary, Edgil, to continue to generate positive cash flow, possible competition from other vendors, the extended selling cycle in our industry, and customer delays in customization and implementations, could delay our ability to increase revenue to a level sufficient to cover our expenses. There is no assurance that management will be successful with its operating plan and, if events and circumstances occur such that we do not meet our plan as expected, and we are unable to raise additional financing, we may be required to further reduce certain discretionary spending, which could have a material adverse effect on Adstar’s ability to achieve our intended business objectives.

     Prior to 1999 we financed our business primarily from cash generated by operations. Subsequently, we have financed our business through a combination of cash generated from operations and debt and equity financings. In 2003 we raised net proceeds of $3,831,000 in equity and debt financings to fund operations and enhance and expand the product line we provide our customers, including the acquisition of Edgil. In 2004 we raised net proceeds of $1,515,000 which we used primarily to fund our acquisition and international expansion strategy. At December 31, 2004 we had negative working capital of $1,534,931 compared to $149,000 positive working capital as of December 31, 2003. The deterioration in working capital is primarily a result of the 2004 net loss described above, a net $215,000 increase in Due to publications from $1,084,000 at December 31, 2003 compared to $1,299,000 at December 31, 2004, a $241,000 net increase in Deferred revenues from $84,000 at December 31, 2003 compared to $325,000 at December 31, 2004, and a $340,000 net increase in Convertible note from zero at December 31, 2003 compared to $340,000 at December 31, 2004. Due to publications is a result of contractual customer arrangements whereby we receive net proceeds daily on behalf of these customers for third party ads placed via credit card. These transactions are collected reconciled monthly and submitted to the publication, net of processing fees, generally within 35 days from the month end. We have been providing this service at virtually no charge to customers since approximately December 2000 without any customer terminations. The increase in deferred revenues is primarily related to an increase in installation and customization projects related to our EdgCapture integrated payment processing solution, We expect the deferred revenues to be realized during 2005 with no incremental increase in operating costs. The convertible debt was funded in April 2004, see further discussion on the proceeds from and repayment provisions of the convertible debt below.

     As of December 31, 2004, we had cash and cash equivalents of approximately $1,093,000 compared to $2,092,000 as of December 31, 2003 a net decrease of $999,000. The net decrease in cash and cash equivalents was the result of $1,854,000 used in operating activities of which $926,000 was used to finance our abandoned acquisitions and international expansion strategies, $531,000 used in investing activities of which $430,000 was used to enhance our strategic software applications, offset by net proceeds of $1,386,000 provided by financing activities. Net cash used in operations during 2004 was approximately $1,834,000 compared with $797,000 during 2003, a $1,037,000 increase.

     Net cash used in operating activities was primarily the result of a net loss of $3,648,000 less non-cash charges of $797,000 in depreciation and amortization, $299,000 in beneficial interest and amortization of financing fees on the convertible note, $258,000 in write-downs of capitalized software, $13,000 in abandonment of leasehold improvements and trademarks, $12,000 in allowance for doubtful accounts and $96,000 in stock based vendor payments, net of a $15,000 decrease in prepaids and other assets, a $215,000 increase in due to publications, $196,000 in accounts payable and accrued expenses, $171,000 in deferred revenue and customer deposits, offset by a $257,000 increase in accounts receivable. The increase in due to publications was caused by a combination of an unseasonally lower drop-off in both the quantity and price charged per ad during the fourth quarter 2004 primarily as a result of a more robust market for employment classified ads. Historically the seasonal nature of the classified advertising industry is comprised of greater volumes of newspaper ads placed in the first three quarters of the calendar year with a material drop-off in the fourth quarter. The fourth quarter drop off was less in 2004 than in 2003. The increase in accounts receivable is primarily due to an overall increase in ASP and monthly recurring revenues as well as the increase in revenues from major service contracts such as the Atlanta Journal-Constitution whereby we perform on the contracts, but in some instances are not paid until certain milestones are met.

     Net cash used in investing activities decreased to $551,000 during 2004 compared with $2,281,000 during 2003. The decrease of $1,730,000 is primarily the result of the $1,558,000 spent for the purchase of Edgil in 2003. Additionally, capitalized and purchased software decreased by $135,000 in 2004 compared to 2003 as part of a conscious effort to reduce software enhancement projects to be more in line with a focused marketing based approach, the delay of certain development projects as a result of shifting certain technical staff from development projects to servicing major service contracts such as the Washington Post and Atlanta Journal and Constitution projects, and the overall reduction in our technical staffing levels. We anticipate delayed development projects to commence late in the first quarter of 2005.

     Net cash provided by financing activities decreased to $1,386,000 during 2004 compared with $4,230,000 during 2003. During 2003 we entered into 2 private placement financings generating net proceeds of $3,303,000. In addition during 2003 we received $529,000 in net proceeds from the issuance of Series B-2 Preferred Stock to Tribune Company to complete certain development projects and received net proceeds of $253,000 from the exercise of options and warrants, due to historically high stock prices, along with the release of $174,000 of restricted cash. During 2003 the funds from financings were primarily used to acquire and integrate Edgil and promote other general business objectives. By comparison during 2004 proceeds provided by financing activities were primarily comprised of approximately, $1,347,000 in net proceeds from securing a convertible note and $168,000 from the exercise of options and warrants, offset by approximately $45,000 in a repayment of principal on the convertible note, and $31,000 in costs to convert the Series A convertible preferred into equivalent shares of Common Stock.

     On April 12, 2004, we closed on a $1.5 million private placement of a 3-year secured convertible note and 7-year warrants to purchase 200,000 shares of our common stock. We may redeem the note at any time by paying 125% of the then outstanding principal balance plus accrued interest.

     The note bears interest at the prime rate minus one percentage point and is convertible into common stock at an initial fixed conversion price of $2.25 per share. In May 2004 $225,000 of the note was converted into 100,000 shares of Common Stock, at a conversion price of $2.25 per share.

     The payment of principal and interest on the note are made by monthly installments of cash or common stock, or a combination of both. However, the holder is required to convert all monthly installments into common stock if the average closing price for the 5 trading days immediately preceding each monthly installment payment date is more than 10% above the conversion price. If the monthly installment is paid in cash, we are required to pay the holder an amount equal to 102% of the principal portion (as described below) of the installment payment amount. If the holder converts all or a portion of the monthly installment payment into shares of common stock the number of shares issuable shall be the number determined by dividing the monthly installment payment amount, or a portion of it, by the fixed conversion price.

     On July 1, 2004, and recurring on the first day of each succeeding month thereafter until the maturity date April 12, 2007, we began making the monthly installment payments consisting of $45,454.55 of principal and any accrued and unpaid interest. Any outstanding amounts due on the maturity date will be due and payable on the maturity date. For the past several weeks our common stock has been trading below $1.00 and there can be no assurance in the near future that it will reach the conversion price of $2.25 per share or the price requiring mandatory conversion by the holder. Accordingly, for the near future, we expect to be paying the monthly installments in cash.

     Pursuant to the terms of the note and the warrants, the holder may not receive shares of common stock on conversion of the note or exercise of the warrants to the extent such conversion or exercise would result in it beneficially owning in excess of 4.99% of the issued and outstanding shares of common stock.

     We currently have no additional borrowings available to us under any credit arrangement, and we are continuing to look for additional financing. Adequate funds may not be available or may not be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows. Readers should also read, “CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY” under item 1 above.

New accounting pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), “Shared-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for the Company beginning with the first interim period after December 15, 2005.

     As permitted by SFAS No. 123, the we currently account for share-based payments to employees according to APB 25 using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of the modified prospective adoption of SFAS No. 123(R) cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We are required to adopt this standard as of January 1, 2006 and do not expect its adoption to have a material impact on our statement of earnings or financial position.

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

Web site revenue – We receive revenue from fees charged to customers who transact business on the Advertise123.com Web site. This site permits the general public to plan, schedule, compose and purchase advertising from many print and on-line publishers. Under the guidance provided by the Securities Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and the Emerging Issues Task Force (“EITF”) Abstract No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), we are, in substance, acting as an agent for the publishers and therefore recognize as revenue only the net fees realized on the transactions. We recognize revenue on a per-transaction basis when the ad is placed through their system and collection from the customer is probable.

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

Deferred revenue consists primarily of deferred revenues from long-term License and Software contracts, PCS maintenance arrangements prepaid annually and customization and other revenues billed and paid in advance. Revenues from upfront license fees, monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement, licenses and maintenance generally range from month–to-month up to 10 years on historical AdStar and 25 years and 3 to 5 years on historical Edgil, respectively. Deferred revenues on the 25-year license arrangements are $106,000, PCS contracts paid in advance and prepaid customer deposits are $80,000 for year ended December 31, 2004. Revenue from software customization services is recognized upon the completion of services. As part of the integration of Edgil into AdStar’s business model we are currently offering new Edgil contracts on terms and conditions similar to AdStar, generally one year or less in duration.

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

Software Development Costs

Costs to establish the technological feasibility of software applications developed by us are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, we capitalize a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. During the year we capitalized $479,000, amortized $612,000, and expensed $1,359,000 in capitalized software development and maintenance costs. In addition during December 2004 we wrote off $258,000 in capitalized software costs.

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

We currently carry product liability insurance. We believe the amount of insurance is adequate to cover our risks. To further mitigate our risks, our standard service agreement expressly limits its liabilities and warranties of its products and services in accordance with accepted provisions of the Uniform Commercial Code as adopted in most states.

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

     The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2004:

	Payments due by Period
				Beyond
Contractual obligations	2005	2006	2007	2007	Total
Employment agreements (1)	$712,827	$212,800	$—	$—	$925,627
Convertible debt	644,052	571,703	91,993	—	1,307,748
Capital lease commitments	19,465	126	—	—	19,591
Operating lease commitments (2)	256,296	191,420	135,097	258,146	840,959
Loans from stockholders	21,000	21,000	—	—	42,000

	$1,653,640	$997,049	$227,090	$258,146	$3,135,925

(1)	Includes a temporary reduction in compensation for the 3 executives with employment agreements. On December 31, 2004 as part of a company wide cost cutting strategy, all employees and officers with annual salaries greater then $50,000 who have been employed for greater than 1 year agreed to a temporary 5% reduction in compensation, commencing January 1, 2005. It is our intention to reinstate the compensation sometime in the future. For purposes of the future payments as defined below and elsewhere in this document we assume the reduction will be reinstated on January 1, 2006 although no formal decision has been made as to a reinstatement date, if any, at this time.

(2)	Excludes sublet office agreement of $2,418 per month through April 2005.

Item 7.	Financial Statements

     See Index to Financial Statements below, beginning on page F-1.

Item 8.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 8A.	Controls And Procedures

     a) Evaluation of Disclosure Controls and Procedures. Management, with the participation of our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, providing them with material information relating to us as required to be disclosed in the reports we file or submit under the Exchange Act on a timely basis.

     b) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

     None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Our executive officers and directors and their respective ages are as follows:

			Director
Name	Age	Position	Since
Leslie Bernhard	59	President, Chief Executive Officer and Director	1991

Eli Rousso	68	Executive Vice President, Chief Technology Officer, Secretary, Treasurer, and Director	1991

Jeffrey Baudo	58	Senior Vice President, Chief Operating Officer, and Director	2001

Anthony J. Fidaleo	46	Vice President and Chief Financial Officer

Richard Salute (1)(2)	59	Director	2003

Arthur Salzfass (3)	69	Director	2004

(1)	Member of the compensation committee and the audit committee of the Board of Directors.

(2)	Mr. Salute was elected to AdStar’s Board in January 2003.

(3)	On November 11, 2004 Arthur Salzfass was elected to the Board of Directors by a majority vote of the Common Stockholders. Mr. Salzfass previously served on the Board from 2000 to 2002. On January 19, 2005 Mr. Salzfass resigned due to the press of other matters.

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

     Anthony J. Fidaleo joined us as Chief Financial Officer in June 2002 and became Vice President of Finance in September 2002. Prior to joining AdStar, Mr. Fidaleo served in a consulting capacity, as acting Chief Financial Officer or Vice President Controller, over the past 5 years primarily servicing the technology sector with companies such as Autobytel,Inc. and L90, Inc. Between 1992 and 1997 Mr. Fidaleo served as Chief Financial Officer of privately held national companies American Dawn, Inc. and Vagabond Inns, Inc. Mr. Fidaleo was in public accounting from 1982 through 1992, primarily with BDO Seidman, LLP where he attained the level of audit senior manager. Mr. Fidaleo is a CPA and holds a B.S. degree in Accounting from California State University at Long Beach.

     Richard Salute, a director, has been a partner in J. H. Cohn, a public accounting firm, since February 2004. Previously, since January 2002, he was a private investor. Prior thereto he was a partner with Arthur Andersen, LLP for more than five years. Mr. Salute has been nominated to the Board of Directors of Copytel, Inc., a developer and distributor of flat panel displays and encryption devices. He is a Certified Public Accountant, licensed to practice in New York, New Jersey and Connecticut. Mr. Salute holds a B.A. degree from Adelphi University.

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

     To the best of AdStar’s knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, AdStar believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2004. With respect to any former directors, officers, and ten percent (10%) stockholders of AdStar, AdStar does not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

Audit Committee Financial Expert

     The Board has determined that Richard Salute qualifies as our “Audit Committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B, and “independent” as that term is used in Item 7 (d)

(3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on our Website at www.AdStar.com and is filed as Exhibit 14.1 to this report.

Item 10.	Executive Compensation

     The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2002, 2003 and 2004 by our (i) Chief Executive Officer, and (ii) executive officers, other than the CEO, whose salary for the 2004 fiscal year as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”).

Summary Compensation Table

			Annual	Long-Term Compensation
			Compensation	Awards	Payouts
				Common Stock	All Other
				Underlying Options	Compensation
Name and Principal Position	Year		Salary ($)	(#)	($)
Leslie Bernhard,	2004		$212,800	0	$0
President & Chief Executive	2003		$212,800	0	0
Officer	2002		$211,250	150,000	0

Eli Rousso	2004		$212,800	0	$0
Executive Vice President &	2003		$212,800	0	0
Chief Technology Officer	2002		$209,450	150,000	0

Jeffrey Baudo	2004		$191,700	0	$0
Chief Operating Officer	2003		$191,700	0	0
	2002		$191,700	150,000	0

Anthony J. Fidaleo	2004		$140,000	0	$0
Vice President Finance &	2003		$125,000	20,000	0
Chief Financial Officer	2002	(1)	$65,104	30,000	0

(1)	Since commencement of employment on June 24, 2002.

Stock Options

     No options were granted to any of the Named Executives for the year ended December 31, 2004 and none of the options referred to in the table below have been exercised as of December 31, 2004. The following table provides the number and aggregate value of unexercised options held by Named executives as of December 31, 2004. The per share exercise price of all options was equal to, or above, the estimated fair market value of a share of Common Stock on the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Shares Underlying		Dollar Value of Unexercised
	Number of Shares	Dollar Value	Unexercised Options at fiscal		In-the-Money Options at fiscal
	Underlying	Realized on	Year-End (1)		Year-End (1)
Name	Options Exercised	Exercise	Exercisable	Nonexercisable	Exercisable	Nonexercisable
Leslie Bernhard	—	$—	250,000	—	$92,500	$—
Eli Rousso	—	$—	250,000	—	$92,500	$—
Jeffrey Baudo	—	$—	250,000	—	$19,000	$—
Anthony J. Fidaleo	—	$—	26,667	23,333	$600	$300

(1)	Based on the closing price of the AdStar’s Common Stock on December 31, 2004 of $1.09. For the purposes of this calculation, value is based upon the difference between the exercise price of the options and the per share price at December 31, 2004.

     On July 1, 2002, AdStar entered into four-year employment agreements with each of Leslie Bernhard and Eli Rousso. Their prior agreements expired on June 30, 2002. Pursuant to her employment agreement, Leslie Bernhard was retained as our Chief Executive Officer and her total annual compensation was reduced to $212,800. Pursuant to his employment agreement, Eli Rousso was retained as our Executive Vice President and his total annual compensation was reduced to $212,800. Each agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement, separation and disability plans for employees or executives and for participation in other employee benefits applicable to employees and executives of AdStar. Each agreement further provides for fringe benefits which are commensurate with the executive’s duties and responsibilities. Under each agreement, employment may be terminated by us with cause or by the executive with good reason. Termination by us without cause, or by the executive for good reason, would subject us to liability for liquidated damages in an amount equal to the terminated executive’s base salary for the remaining term of his or her employment agreement or 12 months, whichever is greater.

     In January 2001, AdStar entered into a 2-year employment contract with Mr. Jeffrey Baudo. Pursuant to his employment agreement, Mr. Baudo was retained as our Chief Operating Officer at an annual rate of $213,000 per year, and granted options to purchase 100,000 shares of AdStar’s Common Stock. Subsequently, as of July 1, 2002, Mr. Baudo agreed to an amendment to his employment agreement reducing his annual rate of compensation to $191,700. Mr. Baudo’s contract was extended for one year with successive one-year terms for the same salary under essentially the same terms and conditions, effective January 22, 2003. Mr. Baudo is the brother of Leslie Bernhard.

     On December 31, 2004, as part of a global cost cutting strategy, all employees and officers with annual salaries greater then $50,000 who have been employed for greater then 1 year received a temporary 5% reduction in compensation. It is AdStar’s intention to reinstate the compensation sometime in the future. For purposes of the future payments as defined below and elsewhere in this document we assume the reduction will be reinstated on January 1, 2006.

Compensation of Directors

     As of November 11, 2004, we granted Arthur Salzfass, a non-employee director, options covering 50,000 shares of Common Stock, exercisable at $1.29 per share for services rendered. Options for 25,000 shares vested immediately upon grant with the remaining 25,000 due to vest on November 11, 2005. However, as a result of his resignation the remaining option will not vest. The options are exercisable at anytime up to the amounts vested on the date of exercise until their expiration on November 11, 2009.

Limitation of Directors’ Liability and Indemnification

     The Delaware General Corporation Law (the “DGCL”) authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages for breach of directors’ fiduciary duty of care. The AdStar Certificate of Incorporation limits the liability of its directors to AdStar or its stockholders to the fullest extent permitted by Delaware law.

     AdStar’s Certificate of Incorporation provides mandatory indemnification rights to any officer or director of AdStar who, by reason of the fact that he or she is an officer or director of AdStar, is involved in a legal proceeding of any nature. Such indemnification rights include reimbursement for expenses incurred by such officer or director in advance of the final disposition of such proceeding in accordance with the applicable provisions of the DGCL. Insofar as indemnification for liabilities under the Act may be provided to officers and directors or persons controlling AdStar, AdStar has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 8, 2005, regarding stock ownership of all persons known by AdStar to own beneficially more than 5% of AdStar’s outstanding Common Stock, Named Executives, all directors, and all directors and officers of AdStar as a group:

	Shares of
	Common Stock
	Beneficially	Percentage of
Name of Beneficial Owner (1)	Owned (2)	Ownership
Leslie Bernhard (3)	889,205	5.7%
Eli Rousso (3)	917,127	5.9%
Jeffrey Baudo (4)	280,060	1.8%
Anthony J. Fidaleo (6)	45,845	*
Richard Salute (7)	75,000	*
Tribune Company (5)	3,443,457	20.1%
All Directors and Officers (4 persons) as a group	2,207,237	14.2%

*	less than 1%

(1)	The addresses of the persons named in this table are as follows: Leslie Bernhard, Eli Rousso, Jeffrey Baudo, and Anthony Fidaleo, c/o AdStar, Inc., 4553 Glencoe Avenue, Suite 300, Marina del Rey, CA 90292; Richard Salute, 7 Lori Court, Woodbury, New York, 11797; and Tribune Company, 435 N. Michigan Ave. Chicago IL, Attn: General Counsel;

(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 08, 2005 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. On March 8, 2005, 15,216,395 shares of Common Stock were outstanding.

(3)	Includes an aggregate of 110,054 shares in respect of which Ms. Bernhard and Mr. Rousso have voting power. Additionally, Ms. Bernhard and Mr. Rousso each have options to purchase 100,000, 150,000, and 29,151 shares of AdStar Common Stock at $0.81, $.060, and $0.73 per share, respectively, exercisable within 60 days.

(4)	Includes options to purchase 100,000, 150,000, and 26,260 shares of AdStar Common Stock, at $1.25, $0.60, and $0.73 per share, exercisable within 60 days.

(5)	Includes 2,000,000 shares of Series B-2 Preferred Stock, which currently convert into Common Stock on a 1 for 1 basis.

(6)	Consists of options to purchase 20,000, 6,667, and 19,178 shares of AdStar Common Stock, at $1.06, $2.06, and $0.73 per share, exercisable within 60 days.

(7)	Consists of options to purchase 75,000 shares of Common Stock of AdStar at $0.94 per share exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

2004 Stock Option Plan

     In 2004 our stockholders approved the 2004 Stock Option Plan adopted by our Board (the “2004 Plan”), which provides for the grant to our employees, directors and consultants of incentive and non-qualified stock options to purchase 1,200,000 shares of our Common Stock. The purpose of the 2004 Plan is to provide incentives to employees, directors and consultants whose performance will contribute to our long-term success and growth, to strengthen our ability to attract and retain employees, directors and consultants of high competence, to increase the identity of interests of such people with those of our stockholders and to help build loyalty to AdStar through recognition and the opportunity for stock ownership. The Compensation Committee of the Board will administer the 2004 Plan. The 2004 Plan will expire 10 years from the date of stockholder approval. Generally, the option price of both incentive stock options and non-qualified stock options must be at least equal to 100% of the fair market value of the shares on the date of grant. The maximum term of each option is ten years. For any participant who owns shares possessing more than 10% of the voting rights of our outstanding Common Stock, the exercise price of any incentive stock option must be at least equal to 110% of the fair market value of the shares subject to such option on the date of grant and the term of the option may not be longer than five years.

1999 Stock Option Plan

     To attract and retain the personnel necessary for our success, we adopted our 1999 Stock Option Plan (the “1999 Plan”) and reserved 1,500,000 shares of stock for future grants under it. Pursuant to the 1999 Plan, our officers, directors and key employees and consultants are eligible to receive grants of incentive and/or non-incentive stock options covering up to 1,500,000 shares of our Common Stock. The purpose of the 1999 Plan is to provide a flexible framework that permits the Board to develop and implement stock-based incentive compensation programs based on changing needs in our competitive market. In addition, the 1999 Plan provides that the maximum term for options granted under the plan is 10 years and that the exercise price for the options may not be less than the fair market value of our Common

Stock on the date of grant. Options granted to stockholders owning more than 10% of our outstanding Common Stock must be exercised within five years from the date of grant and the exercise price must be at least 110% of the fair market value of our Common Stock on the date of the grant.

     The following table summarizes as of December 31, 2004 the (i) options granted under both of our option plans and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside the plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events. As of December 31, 2004, no options were granted under the 2004 Plan.

	Equity Compensation Plan Table
			Number of securities
			remaining available
			for future issuance
			under equity
	Number of securities		compensation plans
	to be	Weighted-average	(excluding
	issued upon exercise of	exercise price of	securities
	outstanding options,	outstanding options,	reflected in column
	warrants and rights	warrants and rights	(a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders (the 2004 plan and the 1999 Plan)	1,118,563	$1.00	1,448,632

Equity Compensation Plans Not Approved By Security Holders	851,770	$2.00	148,665	(1)

Total	1,970,333	$1.43	1,597,297

(1)	Reflects shares of AdStar Common Stock under the Vendor Plan described below.

The equity compensation not approved by security holders referred to in the table above includes:

     • Grants of an aggregate of 230,000 non-qualified Common Stock purchase options to certain consultants for Investor Relation services and to our non-employee directors for their services. The details of the grants are as follows: (1) 25,000 options to a consultant exercisable at $10.00 per share, expiring in March 2005, (2) 30,000 options to a consultant exercisable at $1.99 per share, expiring in November 2008, (3) 50,000 options exercisable at $0.60 per share, expiring on the earlier of thirty days from such directors termination of his position or January 27, 2007, (4) 75,000 options exercisable at $0.94 per share, expiring on the earlier of thirty days from such directors termination of his position or on January 28, 2008 and (5) As of November 11, 2004 we granted options covering 50,000 shares of Common Stock, exercisable at $1.29 per share were granted to a non-employee director, for services rendered. Options for 25,000 shares vested immediately upon grant with the remaining 25,000 due to vest on November 11, 2005. However, as a result of this director’s resignation the remaining option will not vest. The options are exercisable at anytime up to the amounts vested on the date of exercise until their expiration on November 11, 2009.

     • Issuances of an aggregate of 421,770 Common Stock purchase warrants for services rendered by the Underwriter in our public offerings, and the Placement Agent in our private offerings, of securities. The details of the warrants are as follows: (1) 200,000 Common Stock Purchase warrants exercisable at

$1.80 per share, expiring on September 25, 2005; (2) 67,450 Common Stock purchase warrants exercisable at $0.75 per share, expiring on January 16, 2007; and (3) 154,320 Common Stock purchase warrants exercisable at $1.87 per share, expiring on March 31, 2009.

     • Issuance of 200,000 Common Stock purchase warrants as part of a private placement for a convertible note with a institutional fund.

     • In addition we established a plan (the “Vendor Plan”) to pay vendors, who are accredited investors (as defined under Rule 215 of the Securities Act of 1933), in shares of our Common Stock, valued at fair market value, for goods or services. Up to 400,000 shares may be issued under the Vendor Plan. Under the Vendor Plan, as of December 31, 2004, an aggregate of 251,335 shares of Common Stock had been issued leaving 148,665 shares available for future issuance.

Item 12. Certain Relationships and Related Transactions

     In March 2002, our Board of Directors approved the sale of 1,443,457 shares of our Series A Preferred Stock to Tribune Company for an aggregate purchase price of approximately $1.8 million. These shares carry a liquidation preference that includes a dividend of 7% per year available only upon liquidation and currently convert on a 1:1 basis. The holders of Series A Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and vote as a single class with the holders of our Common Stock. The holders of Series A Preferred Stock are entitled to one vote for each share of Common Stock issuable upon conversion.

     In December 2002 our Board of Directors approved the sale of shares of its Series B Preferred Stock to Tribune Company for an aggregate price of $1.5 million. The sale was split into two funding segments:

     (i) In December 2002, we sold 1,200,000 shares of our Series B-1 Preferred Stock to Tribune Company for an aggregate purchase price of $900,000. These shares currently convert on a 1:1 basis. The holders of Series B-1 Preferred Stock are entitled to vote on all matters submitted to stockholders for vote and as a single class with our Common Stock. The holders of Series B-1 Preferred Stock are entitled to one vote for each share; and

     (ii) In March 2003, we sold 800,000 shares of our Series B-2 Preferred Stock to Tribune Company for an aggregate purchase price of $600,000. These shares currently convert on a 1:1 basis. The holders of Series B-2 Preferred Stock are entitled to vote on all matters submitted to stockholders for vote and as a single class with our Common Stock. The holders of Series B-2 Preferred Stock are entitled to one vote for each share. In addition, on March 28, 2003, in exchange for all of the Series B-1 Preferred Stock plus accrued and unpaid dividends on those shares, issued in December 2002 to Tribune Company, we issued an additional 1,200,000 shares of our Series B-2 Preferred Stock to the Tribune Company.

Item 13. Exhibits, List and Reports on Form 8-K

(a) Exhibits:

Exhibit
No.	Description
2.1	Agreement and Plan of Merger dated October 21, 2003(1)

3.1	Certificate of Incorporation of AdStar (2)

3.1a	Amendment to Certificate of Incorporation, as filed with the Secretary of State of Delaware on July 11, 2001 (3)

Exhibit
No.	Description
3.1b	Series A Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 15, 2002 (4)

3.1c	Series B-1 Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on December 20, 2002, effective December 23, 2002 (5)

3.1d	Series B-2 Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 28, 2003, effective March 28, 2003(6)

3.1e	Amendment to Certificate of Incorporation, as filed with the Secretary of State of Delaware on November 11, 2004 *

3.2	By-Laws of AdStar (2)

4.1	Specimen Stock Certificate (2)

4.2	Revised Form of Underwriter’s Warrant (7)

4.3	Form of 5-year warrant issued in the Private Placement of units on April 6, 2001 (8)

4.4	Form of 5-year warrant issued in connection with the Private Placement of AdStar Common Stock during the period of October 2001 through January 2002(9)

4.5	Form of 3-year warrant issued to C.C.R.I. Corporation in connection with an agreement between it and AdStar, dated as of October 2, 2001(9)

4.6	Form of 5-year warrant issued in connection with the Private Placement of AdStar Common Stock in September 2003 (10)

4.7	Registration Rights Agreement by and among the Company and the Edgil Stockholders, dated October 21, 2003 (11)

10.1	1999 Stock Option Plan (2)

10.2	Employment Agreement between AdStar and Leslie Bernhard (6)

10.3	Employment Agreement between AdStar and Eli Rousso (6)

10.4	Employment Agreement between AdStar and Jeffrey Baudo (6)

10.5	Series A Preferred Stock Purchase Agreement, dated March 18, 2002, by and between AdStar, Inc. and Tribune Company (4)

10.6	Software Development and Deployment Agreement, dated March 18, 2002, by and between AdStar, Inc. and Tribune Company (4)

10.7	Registration Rights Agreement, dated March 18, 2002, by and between AdStar, Inc. and Tribune Company (4)

10.8	Governance Agreement, dated March 18, 2002, by and among AdStar, Inc., Leslie Bernhard, Eli Rousso and Tribune Company (4)

10.9	Series B Preferred Stock Purchase Agreement, dated December 23, 2002, by and between AdStar, Inc. and Tribune Company (5)

10.10	Second Software Development and Deployment Agreement, dated December 23, 2002, by and between AdStar, Inc. and Tribune Company (5)

10.11	Amended and Restated Registration Rights Agreement, dated December 23, 2002, by and between AdStar, Inc. and Tribune Company (5)

10.12	Amended and Restated Governance Agreement, dated December 23, 2002, by and among AdStar, Inc., Leslie Bernhard, Eli Rousso and Tribune Company (5)

10.13	2004 Stock Option Plan (14)

14.1	Code of Ethics (15)

16.1	Letter from PricewaterhouseCoopers LLP dated February 20, 2003 (12)

Exhibit
No.	Description
20.1	Notification to AdStar, Inc. stockholders of action taken by written consent of the holders of a majority of outstanding shares (13)

21.1	Subsidiaries(15)

22.1	Published reports containing information called for by Item 4 of Part I of this report (See Exhibit 20.1 above)(15)

23.1	Consent of BDO Seidman, LLP *

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Notes to exhibits

*	Filed herewith

(1)	Filed on November 4, 2003 as an exhibit with the same number to Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on October 1999 as an exhibit with the same number to Registration Statement on Form SB-2 (No. 333-84209), and incorporated herein by reference.

(3)	Filed as an exhibit to Quarterly Report on Form 10QSB for the period ended September 30, 2001 and incorporated herein by reference.

(4)	Filed on March 25, 2002 as an exhibit to the Current Report on Form 8-K filed and incorporated herein by reference.

(5)	Filed on December 31, 2003 as an exhibit to the Current Report on Form 8-K filed and incorporated herein by reference.

(6)	Filed as an exhibit to the Annual Report on Form 10KSB for the period ended December 31, 2003 and incorporated herein by reference.

(7)	Filed in September 2000 as an exhibit with the same number to Registration Statement on Form SB-2 (No. 333-43408) and incorporated herein by reference.

(8)	Filed on May 10, 2001 as an exhibit to Registration Statement on Form S-3 No. 333-60664 and incorporated herein by reference.

(9)	Filed on January 24, 2002 as an exhibit to Registration Statement on Form S-3 No. 333-81338 and incorporated herein by reference.

(10)	Filed on October 16, 2003 as an exhibit with the same number to Registration Statement on Form S-3 (No. 333-109757) and incorporated herein by reference.

(11)	Filed on November 4, 2003 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.

(12)	Filed on February 24, 2003 as an exhibit to the Current Report on Form 8-K filed and incorporated herein by reference.

(13)	Filed on March 9, 2004 by a Schedule 14C Information Statement.

(14)	Filed on October 13, 2004 as Appendix A to the Schedule 14A Proxy Statement and incorporated herein by reference.

(15)	Filed as an exhibit to the Annual Report on Form 10KSB for the period ended December 31, 2003 and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The aggregate fees billed by our principal accounting firm, BDO Seidman, LLP, for fees billed for fiscal years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Audit fees	$100,500	$90,611
Audit related fees	52,426	41,586	(1)

Total audit and audit related fees	$152,926	$132,197

Tax fees	19,477	6,900
All other fees	—	—

Total fees	$172,403	$139,097

(1)	Includes fees paid to PricewaterhouseCoopers LLP.

Audit-Related Fees

     The Audit-Related Fees set forth in the table above consist primarily of consulting on regulatory filings, acquisition audits of Edgil, and consulting and research on specific accounting issues that pertained to our on-going operations and the audit, including, technical research associated with revenue recognition, Preferred Stock and Common Stock financings, and purchase accounting rules.

Tax Fees

     The Tax Fees set forth in the table above are the aggregate fees paid by us for tax services including, the preparation of corporate tax returns.

All Other Fees

     There were no Other Fees for the periods presented.

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

Leslie Bernhard,
President and Chief Executive Officer

Date: March 31, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2005.

Signature	Title
Principal Executive Officer

/s/ Leslie Bernhard	President and Chief Executive Officer and Director

Leslie Bernhard

Principal Financial Officer

/s/ Anthony J. Fidaleo	Chief Financial Officer

Anthony J. Fidaleo

Directors

/s/ Eli Rousso	Director

Eli Rousso

/s/ Jeffrey Baudo	Director

Jeffrey Baudo

/s/ Richard Salute	Director

Richard Salute

Report of Independent Registered Public Accounting Firm

Board of Directors
AdStar, Inc.
Marina del Rey, California

We have audited the accompanying consolidated balance sheet of AdStar, Inc. and Subsidiary (the “Company”) as of December 31, 2004 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AdStar, Inc. and Subsidiary at December 31, 2004, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Los Angeles, California
March 11, 2005

AdStar, Inc. and Subsidiary

Consolidated Balance Sheet
As of December 31, 2004

Assets

Current assets:
Cash and cash equivalents	$1,093,006
Accounts receivable, net of allowance for doubtful accounts of $72,000	584,652
Notes receivable from officers — current portion	8,022
Prepaid and other current assets	170,459

Total current assets	1,856,139

Notes receivable from officers, net of current portion	224,334
Property and equipment, net	142,423
Capitalized and purchased software, net	1,543,478
Intangible assets, net	1,395,285
Goodwill	2,132,219
Other assets	117,957

Total assets	$7,411,835

Liabilities and Stockholders’ Equity

Current liabilities:
Due to publications	$1,298,929
Accounts payable and accrued expenses	1,389,149
Deferred revenue and customer deposits – current portion	324,139
Loans from stockholders — current portion	21,000
Capital lease obligations — current portion	18,161
Convertible note – current portion	339,692

Total current liabilities	3,391,070

Deferred revenues, net of current portion	36,179
Loans from stockholders, net of current portion	21,000
Capital lease obligations, net of current portion	124
Convertible note, net of current portion	413,114

Total liabilities	3,861,487

Commitments and contingencies

Stockholders’ equity:
Convertible Preferred Stock series B-2, par value $0.0001; authorized 5,000,000 shares; 2,000,000 issued and outstanding; liquidation preference of $1,708,594	1,342,404
Common Stock, par value $0.0001; authorized 20,000,000 shares; 14,513,416 issued and outstanding	1,451
Additional paid-in capital	20,088,890
Treasury stock; 67,796 shares	(67,796)
Accumulated deficit	(17,814,601)

Total stockholders’ equity	3,550,348

Total liabilities and stockholders’ equity	$7,411,835

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary

Consolidated Statements of Operations
For the Two Years
Ended December 31, 2004

	2003	2004
ASP, net	$1,470,260	$1,687,468
Licensing and software	1,087,097	2,268,274
Customization and other	276,168	977,795

Net revenues	2,833,525	4,933,537

Cost of revenues, including of amortization of $683,300 and $649,095	1,296,883	2,027,446
Loss on write-down of capitalized software	883,060	257,820

Total cost of revenues	2,179,943	2,285,266

Gross profit	653,582	2,648,271

General and administrative expense	1,343,395	2,053,018
Product maintenance and development costs	1,241,957	1,359,029
Selling and marketing expense	750,128	1,290,578
Restructuring expenses	124,774	(37,592)
Amortization of customer list	17,315	88,231
Abandoned acquisition costs	—	1,203,140

Loss from operations	(2,823,987)	(3,308,133)

Beneficial interest and amortization of financing fees on convertible note	—	(298,653)
Other expense	(10,000)	—
Interest income (expense), net	5,472	(36,477)

Loss before income taxes	(2,828,515)	(3,643,263)

Provision for income taxes	(13,850)	(4,900)

Net loss	$(2,842,365)	$(3,648,163)

Loss per share — basic and diluted	$(0.31)	$(0.26)
Weighted average number of shares — basic and diluted	9,030,764	14,043,221

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity
For the Two Years
Ended December 31, 2004

													Total
	Common Stock		Preferred Stock Series A		Preferred Stock Series B-1		Preferred Stock Series B-2		Treasury Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	Equity
Balance, January 1, 2003	8,260,928	$826	1,443,457	$1,697,840	1,200,000	$813,720	—	$—	67,796	($67,796)	$11,294,075	$(11,324,073)	$2,414,592
Conversion of Preferred Series B-1 to B-2	—	—	—	—	(1,200,000)	(813,720)	1,200,000	813,720	—	—	—	—	—
Net Proceeds from Preferred Series B-2	—	—	—	—	—	—	800,000	528,683	—	—	—	—	528,684

Common Stock and warrants issued in private placement	1,590,000	159	—	—	—	—	—	—	—	—	1,723,511	—	1,723,670
Common Stock issued for purchase of Edgil Associates, Inc.	1,311,530	131	—	—	—	—	—	—	—	—	2,111,432	—	2,111,563
Options issued as replacement options in purchase of Edgil Associates, Inc.	—	—	—	—	—	—	—	—	—	—	68,926	—	68,926
Common Stock issued in private placement	1,257,693	127	—	—	—	—	—	—	—	—	1,578,769	—	1,578,896
Warrants exercised	152,501	15	—	—	—	—	—	—	—	—	197,362	—	197,377
Options issued for services	131,185	13	—	—	—	—	—	—	—	—	136,987	—	137,000
Options exercised	74,694	7	—	—	—	—	—	—	—	—	55,477	—	55,484
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,842,365)	(2,842,365)

Balance, December 31, 2003	12,778,531	1,278	1,443,457	1,697,840	—	$—	2,000,000	1,342,404	67,796	(67,796)	17,166,539	(14,166,438)	5,973,827
Conversion of Preferred Series A net of associated costs and fees	1,443,457	144	(1,443,457)	(1,697,840)	—	—	—	—	—	—	1,666,997	—	(30,699)
Beneficial conversion of warrants issued with convertible debt	—	—	—	—	—	—	—	—	—	—	734,231	—	734,231
Common Stock issued to legal council for finders fee on convertible debt	25,000	3	—	—	—	—	—	—	—	—	32,247	—	32,250
Conversion of convertible debt to Common Stock	100,000	10	—	—	—	—	—	—	—	—	224,990	—	225,000
Common Stock issued for services	53,217	5	—	—	—	—	—	—	—	—	96,320	—	96,325
Warrants exercised	55,230	5	—	—	—	—	—	—	—	—	109,158	—	109,163
Options exercised	58,111	6	—	—	—	—	—	—	—	—	58,408	—	58,414
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,648,163)	(3,648,163)

Balance, December 31, 2004	14,513,546	$1,451	—	$—	—	$—	2,000,000	$1,342,404	67,796	$(67,796)	$20,088,890	$(17,814,601)	$3,550,348

     The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary

Consolidated Statements of Cash Flows
For the Two Years
Ended December 31, 2004

	2003	2004
Cash flows from operating activities:
Net loss	$(2,842,365)	$(3,648,163)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	877,947	797,023
Beneficial interest and amortization of financing fees on convertible note	—	298,653
Loss on write-down of capitalized software	883,060	257,820
Loss on disposal of equipment and purchased software	—	12,910
Stock based charges	137,000	96,325
Allowance for doubtful accounts	(15,202)	12,000
Changes in assets and liabilities:
Accounts receivable	63,211	(256,780)
Prepaids and other assets	3,459	15,269
Due to publications	59,298	214,956
Accounts payable and accrued expenses	(39,992)	195,722
Deferred revenue and customer deposits	76,202	170,545

Net cash used in operating activities	(797,382)	(1,833,720)

Cash flows from investing activities:
Purchase of Edgil Associates, Inc., net of cash received	(1,558,388)	29,235
Additions to capitalized and purchased software	(634,145)	(498,677)
Purchase of property and equipment	(95,406)	(83,400)
Notes from officers	—	(6,003)
Repayment of officer receivable	7,179	7,589

Net cash used in investing activities	(2,280,760)	(551,256)

Cash flows from financing activities:
Decrease in restricted cash	174,918	—
Net proceeds from issuance of convertible debt	—	1,346,794
Repayment of convertible debt	—	(45,454)
Net proceeds from sale of stock in private placements	3,302,566	—
Proceeds from issuance of notes payable	200,000	—
Repayment of notes payable	(200,000)	—
Net proceeds from issuance of series B Preferred Stock	528,683	—
Proceeds from exercise of options and warrants	252,861	167,579
Cost of conversion of series A Preferred Stock	—	(30,699)
Principal repayments on loans from shareholders	—	(21,000)
Principal repayments on capital leases	(28,787)	(31,715)

Net cash provided by financing activities	4,230,241	1,385,505

Net increase (decrease) in cash and cash equivalents	1,152,099	(999,471)
Cash and cash equivalents at beginning of period	940,378	2,092,477

Cash and cash equivalents at end of period	$2,092,477	$1,093,006

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.	Organization and Business

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

On October 21, 2003 (the “Effective Date”), AdStar acquired all of the business and assets of Edgil Associates, Inc. (“Edgil”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of the Effective Date, by and among AdStar, Edgil, EDG, and Edward P. Hopey and Gilbert Wolsky — the stockholders of Edgil (collectively, the “Edgil Stockholders”). Edgil was incorporated in the State of Massachusetts on February 22, 1984 as a C-Corporation under the Internal Revenue Code. Edgil, based in North Chelmsford, Massachusetts, is a provider of complete automated payment processing systems and content processing solutions for the publishing industry. Edgil’s core business has been licensing proprietary software systems and supplying the related support and maintenance.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Management’s Plan

The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its required minimum level of operations. At December 31, 2004, we had an accumulated deficit of $17,815,000. We have incurred significant recurring net losses. For the years ended December 2003 and 2004 we had net losses of $2,842,000 and $3,648,000. Our 2003 and 2004 net losses were principally attributable to our continued shift of focus from an on-line business to an ASP business; in addition our 2004 net losses included a one-time $1,203,000 loss from abandoned acquisitions. At December 31, 2004, the Company had negative working capital of $1,534,931. The deterioration in working capital is primarily a result of the 2004 net loss described above including, a $215,000 net increase in Due to publications expense, a $241,000 net increase in Deferred revenues and a $340,000 net increase in Convertible note expense. The Due to publications expense is a result of contractual customer arrangements whereby the Company receives net proceeds daily on behalf of these customers for third party ads placed via credit card. These transactions are collected, reconciled monthly and submitted to the publication, net of processing fees, generally within 35 days from the month end. The Company has been providing this service at virtually no charge to customers since approximately December 2000 without any customer terminations. The increase in deferred revenues is primarily related to an increase in installation and customization projects related to our EdgCapture integrated payment processing solution. The Company expects the deferred revenues to be realized during 2005 with no incremental increase in operating costs.

We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP product. Although there can be no assurance, we believe that cash on hand of $1,093,000 at December 31, 2004, the increase in the cash flows we are currently generating, which we expect will continue, from operations from cost cutting strategies, including a reduction in staff during the fourth quarter 2004, pay cuts effective January 1, 2005, curtailment of our acquisition strategy and development projects, other cost saving measures combined with an expected increase in revenues and the additional $597,000 raised through the exercise of 702,850 warrants on January 5, 2005 will be sufficient to meet our anticipated working capital needs through December 31, 2005. In addition the Company continues to seek additional financings.

Although the Company is optimistic that its growing ASP business will continue to be accepted in the marketplace, timing is not assured. The Company’s ability to sell ASP business products and service offerings during the current year may be hampered by continued sluggishness in the advertising market, the geo-political climate, including the war in Iraq, and state of the economy in general. These factors, coupled with the extended selling cycle in the Company’s industry and customer delays in customization and implementations, could delay its ability to increase revenue to a level sufficient to cover our expenses. There is no assurance that management will be successful with its operating plan and, if events and circumstances occur such that the Company does not meet its the plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. At December 31, 2004, the company has cash balances held at a financial institution which exceed FDIC insurance limits by $993,006.

Restricted cash

In August 2002, AdStar was informed by Chase Merchant Services, L.L.C. (“Chase”), a merchant bank that provides credit card processing services for AdStar, that it required the Company to maintain a restricted cash balance of $175,000. During 2003 the Company entered into a new arrangement with another merchant banker whereby the terms and conditions do not require AdStar to maintain a reserve.

Supplemental schedule of noncash investing and financing activities for the two years ended December 31, 2004:

	2003	2004
Supplemental cash flow disclosure:
Taxes paid	$7,643	$7,661
Interest paid	$14,558	$38,813
Noncash investing and financing activities:
Conversion of 1,443,457 shares of Series A Preferred Stock to equivalent shares of Common net of expenses	$—	$1,697,840
Beneficial conversion feature on warrants issued in conjunction with convertible debt	$—	$734,231
Conversion of $225,000 of convertible debt into 100,000 shares of Common Stock	$—	$225,000
Issuance of Common Stock to legal council as a finders fee for securing convertible debt	$—	$32,250
Issuance of Common Stock for legal expenses	$95,000	$—
Issuance of Common Stock to technical consultants	$—	$95,807

The Company purchased all of the Common Stock of Edgil. Pursuant to the Merger Agreement, the Company paid $1,520,000 cash and issued 1,311,530 shares of Common Stock, in exchange for the business and assets of Edgil. Based upon the average closing price of the Common Stock on the Nasdaq SmallCap Market for the 10 trading day period beginning October 14, 2003 the value of our Common Stock used to acquireEdgil was $2,111,563. In addition the Company issued 63,397 AdStar options valued at $68,926 using the Black-Scholes method as replacement options for fully vested Edgil employee options (Note 13) and recorded an estimated $285,000 in legal, accounting and other fees as part of the cost of the acquisition. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$5,166,721
Issuance of Common Stock for purchase of Edgil Associates, Inc.	(2,111,563)
Issuance of Common Stock to replace Edgil vested employee options	(68,928)
Cash paid for the Common Stock	(1,520,000)
Professional fees and other costs of the acquisition	(285,002)

Liabilities assumed	$1,181,232

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk are principally comprised of trade accounts receivable and shareholder loans.

For the year ended December 31, 2003, one customer accounted for 11% and two different customers accounted for 7% of net revenues. As of December 31, 2003, twelve customers, in the aggregate, accounted for 52% of the Company’s accounts receivable.

For the year ended December 31, 2004, one customer accounted for 10% of net revenues. As of December 31, 2004, one customer accounted for 30% of the Company’s accounts receivable.

The majority of the Company’s customers have historically consisted of newspapers and publishers of classified advertisements. The Company’s customers on its Web site are the general public.

Accounts Receivable and Allowance for Doubtful Accounts

We regularly evaluate the collectibility of our trade receivables based on a combination of factors. When a customer’s account become past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, due to a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. We also record reserves for bad debts for all other customers based on certain other factors including length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.

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

Furniture and fixtures	7 years
Computer equipment	3 years
Computer Software	3 to 5 years
Leasehold improvements	Shorter of useful life or remaining lease term

Maintenance and minor replacements are charged to expense as incurred while renewals and improvements are capitalized. Leasehold improvements are amortized over their estimated useful lives or the remaining lives of the related leases, whichever is shorter.

Software Development Costs

In March 2000, the Financial Accounting Standards Board’s Emerging Issue Task Force (“EITF”) issued EITF No. 00-2 “Accounting for Web Site Development Costs”, which provides guidance with respect to capitalization of certain costs incurred in connection with Web development activities and references Statement of Financial Accounting Standards (“SFAS”) No. 86

“Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”. In accordance with these pronouncements, costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, the Company capitalizes a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. In accordance with this policy, the Company has capitalized expenditures incurred to enhance the AdStar ASP application suite of products. At December 31, 2004, the Company has capitalized software development costs of $2,767,504, net of a write down to net realizable value, with associated accumulated amortization of $1,563,285.

As part of the ongoing internal review of the carrying value of capitalized software, in conjunction with an overall product line evaluation undertaken as part of the integration of our newly acquired subsidiary, Edgil Associates, Inc., management determined that certain internally developed software products had impairment losses. In December 2003 the Company recognized $883,060 in impairment losses on capitalized software and related service contracts of which $698,060 relates to the write-down of two software applications to their net realizable value. The write-down is comprised of $381,598 and $316,462 for our contract Web and FlexAd software applications, respectively.

Contract Web is a Web-based application developed over the past 3 years to replace our legacy software which is still being used, via stand-alone servers. The application was carried on the balance sheet at a total cost of $626,633 with accumulated amortization of $245,036. The application was based on old technology and had latency issues that we unsuccessfully continued to attempt to correct through November 2003. Contract Web was never fully adopted by our customers and we received minimal incremental revenues from it. While we have essentially abandoned this version of the software we still believe the future of our legacy software resides on a Web-based application. As such and in conjunction with the acquisition of Edgil we now have access to additional software engineering experts and are in the process of leveraging Edgil’s expertise in re-engineering this product for re-introduction in the future. In addition to the write- down of the capitalized software we reserved an additional $15,000 as estimated costs to support this application under existing maintenance contracts until we can move customers to a new version or back to the old application.

FlexAd software is a Web-based application that allows certain Tribune Company Newspapers to accept real print and online versions of the same ad simultaneously into the News Paper and CareerBuilder Website. In addition to the write down of the capitalized software we recorded an additional $170,000 estimated loss on the related customer contract. (Notes 7 and 19).

In December 2004 the Company recognized $257,820 in impairment losses and wrote-down five software applications to their net realizable value. The impairment was primarily comprised of a $190,294 write-down of 2 uncompleted software applications primarily designed to deliver the EdgCapture product over the Web or in NT based environments. During December 2004 our Senior Vice President of Sales left the Company and our current Vice President of Sales and Chief Operating Officer, assumed overall revenue responsibility, and indicated these products have not generated sufficient market interest to justify continued development with our limited resources. In addition a $52,837 write-down of a limited display ad technology built specifically for the Los Angeles Times Restaurant Guide was launched in September 2004 and had not generated the anticipated ASP revenues we originally projected and we have been unsuccessful in selling the product to other publications. The remaining $14,689 related to 2 older software technologies for which revenues have deteriorated in recent months to the point where a permanent impairment in value was indicated.

Intangible Assets

Intangible assets are comprised of purchased customer list, trademarks, license agreements and proprietary technology and are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated useful lives of the intangible assets of 5 and 17 years.

Long-Lived Assets

The carrying value of long-lived assets, as defined under SFAS 144, is periodically reviewed by management and impairment losses, if any are recognized when the expected undiscounted future operating cash flows derived from such assets are less than their carrying value.

As part of this policy management determined that two internally developed software products were permanently impaired and required a write down to net realizable value. (Notes 2, 7 and 19.)

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

In accordance with the requirements of SFAS 142 the Company completed its annual impairment analysis including obtaining an independent outside appraisal and such analysis indicated that the amount of goodwill is fairly stated.

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

Web site revenue — The Company receives revenue from fees charged to customers who transact business on the Advertise123.com Web site. This site permits the general public to plan, schedule, compose and purchase advertising from many print and on-line publishers. Under the guidance provided by the Securities Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and the Emerging Issues Task Force (“EITF”) Abstract No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), the Company is, in substance, acting as an agent for the publishers and therefore recognizes as revenue only the net fees realized on the transactions. The Company recognizes revenues on a per-transaction basis when the ad is placed through their system and collection from the customer is probable.

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

Deferred revenue consists primarily of deferred revenues from long-term License and Software contracts, PCS maintenance arrangements prepaid annually and customization and other revenues billed and paid in advance. Revenues from upfront license fees, monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement, licenses and maintenance generally range from month — to-month up to 10 years on AdStar and 1 year up to 25 on Edgil, respectively. Deferred revenues on the 25-year license arrangements are $32,000, revenues from PCS contracts paid in advance and prepaid customer deposits are $328,000 for year ended December 31, 2004. Revenue from software customization services is recognized upon the completion of services.

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

Advertising Costs

The Company expenses the costs of advertising in the periods in which those costs are incurred. Advertising expense was approximately $29,000 and $72,000 for the years ended December 31, 2003 and 2004, respectively.

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

For the years ended December 31, 2003 and 2004, diluted earnings (loss) per share does not include 7,009,576 and 4,389,833, respectively of options and warrants to purchase Common Stock, and Preferred Stock as their inclusion is antidilutive.

Comprehensive Income

The Company discloses comprehensive income in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”. This statement establishes standards for reporting and disclosing comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income generally represents all changes in stockholders’ equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders. The Company has no other comprehensive income or loss items and, accordingly, net loss equals comprehensive loss for all periods presented.

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

Warranties and Product liability

The Company warrants that its products conform to their respective functional specifications. The Company’s customized software products, ASP application products and Software License

Agreements are warranted to perform as designed. Such warranties are extended throughout the term of extended service agreements that clients enter into with the Company. Direct costs associated with the initial period of service have been insignificant and are generally covered by upfront fees. At December 31, 2003 and 2004 all costs associated with contract service were recorded directly into cost of revenues.

We currently carry product liability insurance. We believe the amount of insurance is adequate to cover our risks. To further mitigate our risks, our standard service agreement expressly limits its liabilities and warranties of its products and services in accordance with accepted provisions of the Uniform Commercial Code as adopted in most states.

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

Fair Value Disclosures

The fair value of each option grant was determined using the Black-Scholes option-pricing model. The Company calculated the fair value of each option granted on the date of grant using the minimum value method or Black-Scholes model as prescribed by SFAS No. 123 using the following assumptions:

	Year Ended December 31,
	2003	2004
Risk-free interest rate	1.75%	0.99%
Expected lives (years)	3.5	3.5
Dividend yield	0.0%	0.0%
Expected volatility	68.5%	70.7%

The Company has adopted the disclosure only provisions of SFAS No. 123. If compensation cost associated with the Company’s stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 123, the Company’s net loss for 2003 and 2004 would have increased to the pro forma amounts indicated below:

		Year Ended December 31,
		2003	2004
Net loss - applicable to
Common Stockholders	As Reported	$(2,842,365)	$(3,648,163)
	Add: Stock based employee compensation included in reported loss	-0-	-0-
	Deduct: Employee compensation expense	(286,877)	(279,732)

	Pro Forma	(3,129,242)	(3,927,895)

		Year Ended December 31,
		2003	2004
Loss per share -	As Reported	$(0.31)	$(0.26)
	Pro Forma	$(0.35)	$(0.28)

Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

New accounting pronouncements

On December 16, 2004, the FASB issued SFAS No. 123® (revised 2004), “Shared-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for the Company beginning with the first interim period after December 15, 2005.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees according to APB 25 using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of the modified prospective adoption of SFAS No. 123(R) cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt this standard as of January 1, 2006 and does not expect its adoption to have a material impact on the Company’s statement of earnings or financial position.

3. Property and Equipment

Property and equipment consisted of the following at December 31, 2004:

Computer equipment	$555,393
Furniture and fixtures	63,508
Leasehold improvements	6,593

625,494
Less: Accumulated depreciation and amortization	(483,071)

Property and equipment, net	$142,423

Computer equipment and furniture and fixtures include equipment held under capital leases of $76,943. Depreciation and amortization expense for December 31, 2003 and 2004 was approximately $180,000 and $76,000 including amortization of computer equipment and furniture and fixtures held under capital leases of approximately $47,000 and $23,000.

4. Capitalized and Purchased Software

Capitalized and purchased software consisted of the following at December 31, 2004:

Capitalized software	$2,767,504
Purchased software	513,632

3,281,136
Less: Accumulated depreciation and amortization	(1,737,658)

Capitalized and purchased software, net	$1,543,478

Amortization expense for capitalized and purchased software for the years ended December 31, 2003 and 2004 was approximately $641,000 and $612,000, respectively. During 2003 and 2004, the Company wrote off capitalized software totaling approximately $883,000 and $258,000, respectively. (Notes 2, 7 and 18.)

5. Intangible Assets

Intangible assets are comprised of the following at December 31, 2004:

Customer list	$1,500,000
Trademarks	197,958

1,697,958
Less: Accumulated amortization	(302,673)

Intangible assets, net	$1,395,285

Amortization expense for the years ended December 31, 2003 and 2004 was approximately $57,000 and $96,000, respectively. Amortization of intangibles is as follows for the years ending December 31,:

2005	$88,747
2006	88,484
2007	88,239
2008	88,235
2009	88,235

Thereafter	953,345

Total	$1,395,285

6. Goodwill

In accordance with SFAS No. 142, the Company recorded goodwill of $2,132,219 from the purchase of Edgil. In accordance with SFAS 142, the Company does not amortize goodwill. However, the Company evaluates goodwill at least on an annual basis for impairment. The Company performed an impairment test of goodwill using the public company market multiple method and concluded that goodwill was not impaired. In future periods if goodwill is determined to be impaired, the Company will recognize a non-cash charge equal to the excess of the carrying value over the fair value. There can be no assurance that future evaluations of goodwill will not result in impairment and a charge to earnings.

The Company completed its annual impairment analysis including obtaining an independent outside appraisal and such analysis indicated that the amount of goodwill is fairly stated.

7. Significant Contracts

On March 18, 2002, the Company entered into a series of agreements with Tribune Company (“Tribune”) and sold 1,443,457 shares of Series A convertible Preferred Stock for approximately $1.8 million. The Company recorded the the $1.8 million investment in Series A convertible Preferred Stock at cost which approximated fair value. The Company converted the Series A convertible Preferred Stock into an equivalent number of the Company’s Common Stock on April 1, 2004. (Note 8.)

As of December 31, 2003, $294,063 in development and customization costs associated with the FlexAds application have been capitalized net of a write down of $316,462. (Notes 2 and 19.) As of December 31, 2003 the Company had launched the FlexAds service on eight Tribune newspapers and commenced full amortization of the cost of the development and customization effort over the maximum 5 year period of the contract. Under the terms of the agreement the Company receives $7,500 minimum monthly payments for up to 60 months comprised of a 36-month contract with two 12-month options which automatically renew unless Tribune provides 180-day notice. The Company commenced recognition of revenue from the $7,500 minimum monthly fee under the agreement on a straight-line basis during August 2002. In October, 2004 the company received formal notification from CareerBuilder indicating that it is preserving its rights to terminate the contract at the end of the initial contract period, August 2005.

The monthly transactions have not exceeded the contracted minimums during any month since inception and have essentially stabilized at less than 20% of the guaranteed minimum resulting in amortization exceeding revenues recognized by $13,778. In November 2003 Tribune Company indicated to AdStar that a significant change in the programming was required to meet their internal requirements. Under the terms of the agreement, AdStar has to provide up to 2 full time equivalent programmers for such modifications at no additional charge. In accordance with Company policy management determined the carrying value of the FlexAd software application (Notes 2 and 19) and the related service contract have a permanent impairment in value. As such during December 2003 management estimated that the expected future revenues were never likely to exceed total costs, and that under the existing transaction levels there is no assurance that Tribune would exercise its options to extend the contract. As such, we recorded an additional $170,000 in estimated costs to complete the additional programming requirement. The write-down is included in the 2003 statement of operations under cost of revenues as part of the loss on write down of capitalized software. (Notes 2 and 19.) In October, 2004 the Company received formal notification from CareerBuilder indicating that it is preserving its rights to terminate the contract at the end of the initial contract period, August 2005.

In December 2002 the Company entered into an agreement with Tribune Company for an additional investment by Tribune of $1,500,000. As part of the transaction, AdStar developed additional features that expand the capabilities of its generic service and the customized services that were launched in August 2002. The investment is in the form of an initial purchase by Tribune of 1,200,000 shares of Series B-1 Preferred Stock for $900,000 funded in December 2002 and a subsequent purchase of 800,000 shares of Series B-2 Preferred Stock for $600,000. In addition, on the second closing, the series B-1 shares, plus additional shares issued for accrued dividends on Series B-1 converted to series B-2. The purchase price for each share of the Series B-1 and Series B-2 Preferred Stock was $0.75 at or below the fair market value of AdStar Common Stock at the time of the respective closing. These shares carry a liquidation preference that includes a dividend of 7% per year available only upon liquidation and currently convert on a 1:1 basis. Shareholders of Series B Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and vote as a single class with the shareholders of our Common Stock. The holders of Series B Preferred Stock are entitled to one vote for each share of common issuable upon conversion.

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

At December 31, 2004, the Company has reserved 2,000,000 shares of Common Stock for issuance upon the conversion of the Series B Preferred Stock. The Series A and B Preferred Stock have the following characteristics:

Voting Rights - Each holder of the Series B Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which such holder’s shares are convertible. The Company cannot amend its Certificate of Incorporation amending the rights of the Series B Preferred Stockholders, enter into any capital stock or equity agreements with rights ranking the same or above the rights of the Series B Preferred Stock or liquidate the Company without the approval of at least a majority of the holders of the Series B Preferred Stock then outstanding.

Liquidation Preference - In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of the Series B Preferred Stock will be entitled to receive in preference to the holders of the Common Stock, an amount per share equal to $0.75 accrued and unpaid dividends, respectively. After such payment, the Series B Preferred Stockholders share equally with the Common Stockholders in any remaining assets or funds of the Company.

Conversion — Each share of the Series B Preferred Stock is convertible at anytime at the option of the holder into shares of Common Stock pursuant to a ratio of one share of Common Stock for each share of Series B Preferred Stock, subject to certain stock split and stock dividend adjustments. In addition, the conversion ratio is subject to adjustment, as defined in the agreement, in the event that the Company issues Common Stock at a per share price less than $0.75. All Series B Preferred

Stock will automatically convert to Common Stock on the first day after December 23, 2005 for which the market price of the Company’s Common Stock exceeds $1.50 per share

Dividends — Dividends on the Series B Preferred Stock shall accrue cumulatively at 7% per annum through the date of liquidation or conversion. In the event of conversion all accrued and unpaid dividends will be waived. The 7% cumulative dividend has not been shown as a deduction from net loss applicable to common shareholders, since the dividends are only to be paid if a liquidation event occurs and the dividends would be accrued from the original issuance date to the date of the liquidating event. If the Series B Preferred Stock is converted into Common Stock, the right to the cumulative dividends will be waived.

9. Convertible Debt

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

The shares underlying the Note are covered by an effective registration statement and subject to certain limitations based on market volume for the Common Stock and Laurus Master Fund’s aggregate holdings, Laurus Master Fund is required to convert all monthly installments of principal and interest into Common Stock if the Average Closing Price for the 5 trading days immediately preceding each monthly installment payment date is more than 10 percent above the Fixed Conversion Price. Additionally, we may redeem the Note by paying 125 % of the then outstanding principal balance plus accrued interest. The Note is secured by a first lien on all of AdStar’s assets.

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

During May 2004, pursuant to the terms of the Note, Laurus Master Fund elected to convert $225,000 of the Note into 100,000 shares of Common Stock, at a conversion price of $2.25 per share.

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

During the year ended December 31, 2004, approximately $299,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $263,000. The non-cash portion was comprised of approximately $156,000 debt discount amortization for the period and an accelerated debt amortization of approximately $107,000, as a result of the conversion of $225,000 in debt to equity. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the remaining 33 months of the note are approximately $270,000 for 2005, $270,000 in 2006, and $80,000 in 2007. In the event the investors convert additional amounts of the debt or exercise all or part of the warrants, the Company will be required to amortize the remaining debt discount in the period in which the conversion or exercise occurs. In addition, the Company is exploring the possibility of refinancing this debt. Certain of the refinancing alternatives, if concluded prior to the end of the fiscal year, could require the accelerated amortization of the prepaid financing fees and debt discount.

Payment will be made monthly in Cash or Common Stock. Each month the holder shall deliver to the Company a written notice converting the monthly amount payable on the next repayment date in either cash or Common Stock, or a combination of both. If a repayment notice is not delivered by the holder on or before the applicable notice date the Company shall pay the monthly amount due in cash. Any portion of the note paid in cash shall be paid to the Holder an amount equal to 102% of the principal portion of the monthly amount due. If the Holder converts all or a portion of the monthly Amount in shares of Common Stock as provided by the note, the number of such shares to be issued by the Company to the holder on such date shall be the number determined by dividing the portion of the monthly amount to be paid in shares of Common Stock, by the fixed conversion price of $2.25 per share. Payments in Common Stock conversions will be applied to monthly principal payments until fully applied.

Beginning on July 1, 2004 and recurring on the first day of each succeeding month thereafter, until the maturity date April 12, 2007, the Company will make minimum monthly payments of $45,454.55, together with any accrued and unpaid interest that are due. Any Principal Amount that remains outstanding on the Maturity Date shall be due and payable on the Maturity Date.The net proceeds from the financing were primarily used to pursue the Company’s strategic acquisition strategy. The strategy was abandoned in December 2004. (Note 19.)

10.	Notes Payable

During March 2003, the Company entered into a 7% $200,000 unsecured bridge note payable agreement with Tribune Company pending the closing of the $600,000 funding on the Series B-2 Preferred Stock transaction. During March 2003 the note was repaid out of the proceeds from the $600,000, (Note 7.)

Pursuant to the Merger agreement the notes payable to the two former stockholders of Edgil were restated whereby each Stockholder received $51,500 in principal payments upon the closing and the remaining $31,500 note balance, for each Stockholder, is to be repaid in six equal payments of principal along with all interest at a rate of 8% per annum, with the first payment to be made on the six month anniversary of the Effective Date (October 21, 2003) and each of the next five payments to be paid each six months thereafter, with the final payment to be made on the third anniversary of the Closing Date. Accordingly $21,000 in minimum principal pay-downs are due during each of the years ending December 31, 2005, and 2006.

11.	Due to publications

The Company processes credit cards on behalf of certain of its customers as part of ASP services provided. The Company receives net proceeds daily on behalf of these customers for third party ads placed via credit card. These transactions are reconciled monthly and submitted to the publication, net of processing fees, generally within 35 days from the month end. Due to publications is a result of contractual customer arrangements whereby we receive net proceeds daily on behalf of these customers for third party ads placed via credit card. These transactions are collected, reconciled monthly and submitted to the publication, net of processing fees, generally within 35 days from the month end. We have been providing this service at virtually no charge to customers since approximately December 2000 without any customer terminations.

12.	Income Taxes

Provision for income taxes consist of the following:

	December 31,
	2003	2004
Current taxes
Federal	$—	$—
State	13,850	4,900

Deferred
Federal	348,200	(378,800)
State	100,700	(39,300)

Total deferred taxes	448,900	(418,100)

Change in valuation allowance	(448,900)	418,100

Income tax provision	$13,850	$4,900

Prior to June 30, 1999, the Company was taxed as an S-Corporation. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components for the Company’s deferred taxes at December 31, consisted of the following:

2004
Deferred tax assets:
Net operating loss carry forwards	$5,906,000
Depreciation and amortization	132,000
Deferred revenue	0-
Other	335,000

Gross deferred tax asset	6,373,000
Deferred tax liability
Depreciation and amortization	(653,000)

Gross deferred tax liabilities	(653,000)

Net Deferred tax asset	5,720,000
Less: Valuation allowance	(5,720,000)

Gross deferred tax asset	$—

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

As of December 31, 2004, the Company has federal net operating loss carry forwards of approximately $16,036,000. As of December 31, 2004, the Company has state net operating loss carry forwards of approximately $7,776,000. The federal and state net operating loss carry forwards will begin to expire in 2017 and 2005, respectively. The Company’s ability to utilize net operating loss carry forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

The provision for income taxes for the years ended December 31, 2003 and 2004 differs from the amount that would result from applying the federal statutory rate as follows:

	2003	2004
Statutory regular federal income tax rate	(34.0%)	(34.0%)
Change in valuation allowance	33.4%	33.4%
State taxes, net of federal benefit	(0.1%)	(3.0%)
Other	.6%	.2%

	(0.1%)	(0.0%)

13.	Capitalization

Common Stock

In June 2001, the shareholders approved an increase to the number of authorized shares of the Company’s Common Stock from 10,000,000 to 20,000,000. In November 2004, the shareholders approved an increase to the number of authorized shares of the Company’s Common Stock from 20,000,000 to 40,000,000.

In December 1999, the Company established a vendor compensation plan whereby it may compensate vendors who are accredited investors, as defined under Rule 215 of the Securities Act of 1933, in shares of its Common Stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. AdStar established a vendor payment plan whereby it may pay vendors who are accredited investors, as defined under Rule 215 of the Securities Act of 1933 (the “Act”), in shares of its Common Stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. During 2003 and 2004, 33,279 and 53,217, shares, respectively, were issued to vendors under the plan relying upon the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933 which represented compensation of $42,000 and $96,325, respectively.

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

In March 2003, AdStar issued to Marina Co. a nominee of the partners of Morse, Zelnick, Rose and Lander LLP, AdStar’s legal counsel, 63,291 shares of restricted Common Stock, issued at fair market value as payment for $ 50,000 in legal services accrued at December 31, 2003. This sale was exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

In September 2003 the Company sold through a private placement offering 1,590,000 shares of the Company’s authorized but unregistered Common Stock at a price of $1.25 per share. In connection with this offering the Company paid a commission consisting of $198,750 in cash and issued warrants to purchase 159,000 shares of its Common Stock, at $1.87. The Company also incurred costs of $65,080 related to the private placement. The commission of $198,750 and costs of $65,080 are being offset against the proceeds of the private placement as a cost of financing. The warrants are exercisable beginning on March 31, 2004 and expire on March 31, 2009. The Company valued the warrants using the Black Scholes method, which resulted in a value of $261,169On October 21, 2003 (the “Effective Date), AdStar acquired all of the business and assets of Edgil pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of the Effective Date, by and among AdStar, Edgil, EDG, and Edward P. Hopey and Gilbert Wolsky, the stockholders of Edgil (collectively, the “Edgil Stockholders”).

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

On April 12, 2004, we closed on a $1.5 million private placement of a 3-year secured convertible note (the “Note”) and 7-year warrants to purchase 200,000 shares (the “Warrants”) of our Common Stock (the “Common Stock”) with Laurus Master Fund, Ltd., a New York City based institutional fund and an accredited investor (“Laurus Master Fund”). During May 2004, pursuant to the terms of the Convertible Note, Laurus Master Fund elected to convert $225,000 of the Note into 100,000 shares of Common Stock. At a conversion price of $2.25 per share. (Note 9.)

In July 2004, AdStar issued to Marina Co. 25,000 shares of restricted Common Stock, issued at fair market value as payment for $32,250 in legal services provided during 2004. This sale was exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

Stock Options

In 1999, the Board of Directors adopted the 1999 Stock Option Plan (the “Plan”) in order to attract and retain officers, other key employees, consultants and non-employee directors of the Company. The plan as amended during 2002 has an aggregate of 1,500,000 shares of Common Stock that have been authorized for issuance under the Plan. In 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”) in order to have adequate options available to continue to attract and retain officers, other key employees, consultants and non-employee directors of the Company. The 2004 Plan as approved by shareholders during 2004 has an aggregate of 1,200,000 shares of Common Stock authorized for issuance under the Plan.

The Plans provide for issuance of nonqualified and incentive stock options to officers, key employees, consultants and non-employee directors to the Company. Each nonqualified stock option shall have an exercise price not less than 100% of the fair value of the Common Stock on the date of grant, unless as otherwise determined by the committee that administers the Plans.

Incentive stock options shall have an exercise price equal to or greater than the fair value of the Common Stock on the date of grant provided that incentive stock options granted to a 10% holder of the Company’s voting stock shall have an exercise price equal to or greater than 110% of the fair market value of the Common Stock on the date of grant. Each option generally has a term of five to ten years from the date of grant unless otherwise determined by the committee that administers the Plans. All options granted in from 1999 through 2004 have a five-year term.

Upon the occurrence of a change in control, as defined in the Plans, each option granted under the Plans shall thereupon become fully vested and exercisable.

Pursuant to the Merger agreement, at the Closing, AdStar replaced each Edgil vested option with a corresponding AdStar option (based on the merger consideration received by the Edgil Stockholders) as follows: (a) each holder of an option to purchase shares of Edgil Common Stock at $0.92 per share received in replacement therefore an option to purchase that number of shares of AdStar Common Stock as equaled the number of shares of Edgil Common Stock which such optionee had a right to purchase, multiplied by 0.4858, at a price per share of $0.73; (b) each holder of an option to purchase shares of Edgil Common Stock at $1.02 per share received in replacement therefore an option to purchase that number of shares of AdStar Common Stock as equaled the number of shares of Edgil Common Stock which such optionee had a right to purchase, multiplied by 0.4858, at a price per share of $0.94; (c) each holder of an option to purchase shares of Edgil Common Stock at $1.16 per share received in replacement therefore an option to purchase that number of shares of AdStar Common Stock as equaled the number of shares of Edgil Common Stock which such optionee had a right to purchase, multiplied by 0.4858, at a price per share of $1.23. A total of 63,397 AdStar options were issued as replacements. The AdStar replacement options were valued at $68,926 using the Black-Scholes method and were included in the purchase price of Edgil. (Note 18.)

During the year ended December 31, 2004 option holders exercised 58,111 options for which the company received net proceeds of $58,414.

The following table summarizes all stock option activity and includes all options under the Plan and 205,000 non-qualified options for the years ended December 31, 2003 and 2004:

		Average
		Weighted
		Exercise
	Shares	Price
Outstanding at January 1, 2003	1,133,474	$0.95
Granted	369,173	$1.38
Exercised	(74,694)	$0.78
Forfeited	(133,334)	$1.29

Outstanding at December 31, 2003	1,294,619	$1.05
Granted	353,687	$1.54
Exercised	(58,111)	$1.01
Forfeited	(266,632)	$1.95

Outstanding at December 31, 2004	1,323,563	$1.00

Options exercisable at December 31, 2003	986,118	$0.94
Options exercisable at December 31, 2004	1,169,401	$0.90
Options available for future grant (1)	1,448,632
Weighted average fair value of options granted in 2003		$1.33
Weighted average fair value of options granted in 2004		$1.54

(1) Excludes the 205,000 non-qualified options issued to the outside directors and consultants. The 205,000 is comprised of 50,000 options issued to Steve Zelnick for services rendered as an outside member of the board of directors, exercisable at $0.60 per share, expiring on January 27, 2007, 50,000 and 25,000 options issued to Richard Salute for services rendered as an outside member and as an independent financial expert for the Board of Directors, exercisable at $0.94 per share, expiring on January 28, 2008, 50,000 options issued to Arthur Salzfass for services rendered as an outside member of the Board of Directors, exercisable at $1.29 per share, expiring on November 11, 2009 respectively, and 30,000 options issued to an Investor Relations firm for services rendered, exercisable at $1.99 per share, expiring on November 24, 2008.

The following table summarizes information about stock options outstanding at December 31, 2004:

				Options Exercisable at
	Options Outstanding at December 31, 2004			December 31, 2004
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual Life	Exercise	Shares	Exercise
Exercise Price	Outstanding	(years)	Price	Exercisable	Price
$0.01 - $0.99	821,595	1.93	$0.69	816,596	$0.69
$1.00 - $1.99	390,468	3.34	$1.34	316,138	$1.30
$2.00 - $2.40	111,500	4.14	$2.06	36,667	$2.06

	1,323,563			1,169,401

Warrants

The following table summarizes activity for the years ended December 31, 2003 and 2004:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2003	2,281,668	$5.83
Issued	159,000	$1.87
Exercised	(152,501)	$1.29
Forfeited	(16,667)	$6.00

Outstanding at December 31, 2003	2,271,500	$5.85
Issued	200,000	$2.67
Exercised	(55,230)	$1.98
Forfeited	(1,350,000)	$8.27

Outstanding at December 31, 2004	1,066,270	$1.81

Warrants exercisable at December 31, 2003	2,271,500	$5.85
Warrants exercisable at December 31, 2004	1,066,270	$1.81
Weighted average fair value of warrants issued in 2003		$0.98
Weighted average fair value of warrants issued in 2004		$1.63

The following table summarizes the outstanding warrants, all of which are currently exercisable, to purchase Common Stock at December 31, 2004:

Number	Exercise Price	Expiration Date
25,000	$10.00	March 2005
200,000	$ 1.80	September 2005
400,000	$ 1.07	April 2006
86,950	$ 0.75	January 2007
159,000	$ 1.87	March 2009
120,000	$ 2.58	April 2111
80,000	$ 2.88	April 2111

During the year ended December 31, 2004 warrant holders exercised 55,230 warrants for which the company received net proceeds of $109,164.

In January the Company raised $597,423 from the exercise of 702,850 warrants at $0.85 per warrant. The warrants had been issued to Paulson Investment Company, or certain of its officers and employees, primarily as compensation for their services in prior securities offerings and originally had exercise prices ranging from $0.75 to $1.87 and expiration dates ranging from September 25, 2005 to March 31, 2009. (Note 20.)

14.	Shareholder receivable

In July 2002, AdStar entered into a loan transaction with Leslie Bernhard, President and Chief Executive Officer and Eli Rousso, Executive Vice President and Chief Technical Officer for $110,434 and $100,000, respectively. As part of the transaction, Ms. Bernhard and Mr.Rousso each issued to AdStar an unsecured, non-negotiable promissory note bearing interest at 5.56% with monthly principal and interest payments of $763 and $691, respectively. The notes are payable on a monthly basis, with all remaining outstanding principal and interest amounts due on July 31, 2022. Concurrently, an outstanding note from Ms. Bernhard in the amount of $39,566 was restructured under the same terms and conditions as the aforementioned new note. The loans are forgiven if there is a change in control in AdStar or if the loan holder is dismissed for other than cause as defined by the loan and employment agreements. At December 31, 2004 the balance outstanding on the notes receivable was $232,356. (Note 16.)

15.	Restructuring costs

During 2001, the Company contemplated a restructuring plan which among other things, contemplated the closure of the New York office within approximately nine months, a related reduction in force of the 4 technology staff as of December 31, 2001 and the abandonment of an externally created customized billing software module. During December 2001 the Company hired a seasoned industry executive to transfer the software programs and intellectual knowledge from the New York office to the corporate office, identify and begin training existing personnel in anticipation of the reduction-in-force, and abandoned the billing software system. The corporate office assumed full revenue responsibilities concurrently with the closing of the New York office.

During 2003 the Company completed the major enhancement of its products and the major requirements under the terms of the Tribune Agreements. In addition the Company acquired Edgil Associates, Inc., and immediately commenced an overall product line evaluation as part of the integration. In December 2003 management approved a reduction-in-force during the fourth quarter, evaluated excess computer equipment and paid a bonus associated with the successful transfer of various functions of the New York office to the Los Angeles office. During 2004, we adjusted accruals, primarily related to the realization of greater fees received from subletting the former New York office than originally estimated resulting in a reduction of the accrual and related expense of $38,000.

Restructuring costs for the year-ended December 31, 2004 are included in accrued expenses on the balance sheet and are summarized below:

	Bonus and	Office	Legal and
Accrued restructuring	Severance	Lease	Other	Total
Balance December 31, 2003	$25,311	$58,608	$15,653	$99,572

Net charges during 2004	(25,311)	(43,608)	(15,653)	(84,572)

Balance December 31, 2004	$—	$15,000	$—	$15,000

16.	Commitments and Contingencies

Operating and Capital Lease Commitments

The Company has certain non-cancelable operating lease obligations for office space and equipment, and capital lease obligations for computer equipment and office furniture. The operating leases are for office space located in New York, California, Massachusetts, and New Jersey and expire through November 2009. The leases contain certain escalation clauses based on certain charges that the landlords of the properties may incur over the base year, as defined in the lease agreements.

In June 2001, the Company assigned the lease for its New Jersey office to a third party, whereby that party would be primarily responsible and the Company would be secondarily liable for lease payments through November 30, 2005, the end of the lease agreement.

Future minimum lease payments under the non-cancelable operating and capital leases as of December 31, 2004 are as follows:

	Operating	Capital
Years Ending December 31,	Leases	Leases
2005	$256,296	$19,465
2006	191,420	124
2007	135,097	—
2008	138,156	—
2009	119,990	—

Total minimum obligations	$840,959	19,589

Less: Amounts representing interest		(1,304)

Present value of minimum obligations		18,285
Less: Current portion		(18,161)

Non-current portion		$124

Rent expense for the years ended December 31, 2003 and 2004 was approximately $154,700 and $220,900, respectively, including month-to-month rentals. Beginning in March 2001, the Company entered in an agreement to sub-lease a portion of its corporate office space to a third party for $10,750 per month for the first 18-months which increased to $11,012 for the remaining 30 months. Beginning in December 2003 the Company entered into an agreement to sub-lease its New York office space for $2,418 per month through April 2005. For the years ended December 31, 2003 and 2004, the Company received approximately $143,300 and $151,100, respectively, of sublease income, which is included in general and administrative expense on the statement of operations.

In the normal course of business, various claims and lawsuits may, from time-to-time, be filed against the Company. There are no claims or lawsuits outstanding at December 31, 2004.

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

In January 2001, AdStar entered into a 2-year employment contract with Mr. Jeffrey Baudo. Pursuant to his employment agreement, Mr. Baudo was retained as our Chief Operating Officer at an annual rate of $213,000 per year, and granted options to purchase 100,000 shares of AdStar’s Common Stock. Subsequently, as of July 1, 2002, Mr. Baudo agreed to an amendment to his employment agreement reducing his annual rate of compensation to $191,700. Mr. Baudo’s contract was extended for one year with successive one-year terms for the same salary under essentially the same terms and conditions, effective January 22, 2003. Mr. Baudo is the brother of Leslie Bernhard.

Pursuant to the Merger agreement the two stockholders of Edgil entered into employment agreements whereby each receives a monthly salary of $7,000 for six months from the effective date, October 31, 2003.

In November 2004, AdStar entered into a 1-year employment contract with Mr. Max Coeberg. Pursuant to his employment agreement, Max Coeberg was retained as our Senior Vice President, International Operations at an annual rate of $150,000 per year plus certain bonus provisions providing for bonuses of up to $36,000 on an annual basis, and granted options to purchase 100,000 shares of AdStar’s Common Stock. Under the agreement employment may be terminated by us with cause. Termination by us without cause would subject us to liability for liquidated damages in an amount equal to the terminated executive’s base salary per his employment agreement for 12 months. On December 31, 2004 Mr. Coeberg resigned and he and AdStar agreed to a settlement arrangement whereby Mr. Coeberg is to receive a $121,392 in 12 monthly installments commencing in January 2004 and $5,000 bonus to be paid in January 2004. All amounts payable to Mr. Coeberg are included on the balance sheet in accrued expenses and were expensed in the 2004 statement of operations as part of the cost of abandoned acquisitions. (Note 19.)

On December 31, 2004, as part of a global cost cutting strategy, all employees and officers with annual salaries greater than $50,000 who have been employed for greater then 1 year received a temporary 5% reduction in compensation. It is AdStar’s intention to reinstate the compensation sometime in the future. For purposes of the future payments as defined below and elsewhere in this document we assume the reduction will be reinstated on January 1, 2006.

Employment contract Payments due by Period
2005	2006	Total
$712,800	$212,800	$925,600

License Agreement

In April 1996, the Company entered into an exclusive license agreement with a software company that developed the facsimile technology available as a feature within the Company’s historical software product. This agreement provides that the Company pays royalties of up to 50% of net revenues generated by the Company on license fees, implementation fees and maintenance fees. This agreement is for an initial term of 20 years, though it can be terminated by the Company upon six months’ notice or by the software company in certain circumstances. For the years ended December 31, 2003 and 2004, the Company paid royalties of approximately $47,000 and $24,000, respectively.

17.	Related party transactions

During the years ended December 31, 2003 and 2004 the Company’s total revenues derived from Tribune Company agreements were $510,836 and $556,890 respectively.

18.	Acquisition of Edgil Associates, Inc.

On October 21, 2003 (the “Effective Date”), the Company acquired Edgil Associates, Inc. (“Edgil”) through a forward triangular merger pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of the Effective Date, by and among AdStar, Edgil, EDG, and Edward P. Hopey and Gilbert Wolsky — the stockholders of Edgil (collectively, the “Edgil Stockholders”).

Pursuant to the Merger Agreement, the Company paid $1,520,000 cash and issued 1,311,530 shares of Common Stock, in exchange for the business and assets of Edgil. Based upon the average closing price of the Common Stock on the Nasdaq SmallCap Market for the 10 trading day period beginning October 14, 2003 the value of the Edgil Shares was $2,111,563. In addition the Company issued 63,397 AdStar options valued at $68,926 using the Black-Scholes method as replacement options for fully vested Edgil employee options (Note 13) and recorded an estimated $285,000 in legal, accounting and other fees as part of the cost of the acquisition. The Company issued authorized but previously unissued shares of Common Stock in the acquisition. The cash and number of shares of Common Stock issued to the Edgil Stockholders was determined in an “arms-length” negotiation and the transaction was unanimously approved by the Board of Directors. Prior to the Effective Date, neither we nor any of our affiliates, nor any of our officers or directors nor any of their associates had any material relationship with Edgil, except that AdStar was a customer of Edgil.

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

REASONS FOR THE ACQUISITION OF EDGIL

The acquisition of Edgil adds to AdStar’s suite of e-commerce services; Edgil’s EdgCapture, an integrated payment processing solution that interfaces directly with publishers’ classified and circulation systems, and EdgFlow, a content processing solution that allows publishers to deliver media content such as articles, technical documents, advertisements, wire stories, etc., to multiple channels in a variety of formats. Edgil’s products and services will continue to be offered under the Edgil brand, and AdStar will maintain Edgil’s Massachusetts-based headquarters.

ACCOUNTING TREATMENT

The acquisition of Edgil is accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations.” The total purchase price related to the acquisition of Edgil was $3,899,859. Edgil operates as a wholly owned subsidiary of AdStar and the Company’s financial statements include the results of Edgil from the closing date of the acquisition (October 21, 2003).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is based in part on independent third-party valuation of certain intangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed is recorded as goodwill

At October 21, 2003

Current assets	$535,322
Purchased software	311,000
Customer list	1,500,000
Goodwill	2,820,399

Total assets acquired	5,166,721

Current liabilities	430,052
Deferred tax liability	688,180
Notes payable Shareholders	63,000

Total liabilities assumed	1,181,232

Net assets acquired	$3,985,489

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

Since there is no step up in basis of the acquired Edgil assets for tax purposes, amortization of the purchased software and customer list is not deductible for tax purposes. The $688,180 deferred tax liability is calculated at Edgil’s 38% blended tax rate assigned by the independent third-party appraiser and applied to the $311,000 purchased software and $1,500,000 customer list. In accordance with SFAS 141, at December 31, 2004 the deferred tax liability is expected to be realized over the term as the deferred tax asset, therefore the deferred tax liability was offset against the deferred tax asset on AdStar as part of the consolidated income tax provision. As a result of this transaction, AdStar’s deferred tax asset valuation allowance was reduced. In accordance with SFAS 109, the change in the valuation allowance was offset against goodwill. Accordingly, a 100% valuation allowance has been recorded for the deferred tax assets and liabilities of the Company.

The following summarized pro forma consolidated results of operations are presented as if the acquisition of Edgil had occurred on January 1, 2003. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

December 31,
2003
Revenue	$4,878,051

Net Loss	(2,537,610)

Loss per share – basic and diluted	$(0.28)

19.	Significant fourth quarter adjustments

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

In December 2003 the Company recognized $698,060 in impairment losses and wrote-down two software applications to their net realizable value. The write down is comprised of $381,598 and $316,462 for our contract Web and FlexAd software applications, respectively. In addition in November 2003 we entered into discussions with Tribune Company to materially modify the FlexAd application. As a result of information provided by Tribune in these conversations management estimated that the expected future revenues from the FlexAd application were never likely to exceed total costs. As such, we recorded an additional $170,000 estimated loss to service the related customer contract. An additional $15,000 in estimated costs was recorded to support the contract Web application under existing maintenance contracts until we can move customers to a new version or back to the old application. (Notes 2 and 7).

The above adjustments increased the 2003 loss per common share from $0.21 to $0.31.

During 2004, expenses of $1,203,000 were incurred in connection with the abandonment of four proposed acquisitions and related international expansion plans. On December 31, 2004, an option to acquire a company expired resulting in a write off of all costs previously recorded as prepaid costs of the acquisition during 2004, costs incurred during the forth quarter 2004 and all future commitments, primarily employee settlement and severance costs and legal and professional fees associated with the abandoned acquisition. In addition 3 smaller acquisition targets did not meet our due diligence requirements or turned down our offers during the quarter ended December 31, 2004 for which we expensed all related costs.

The charges include approximately $203,000 of prepaid acquisition costs capitalized at September 30, 2004; approximately $69,000 of costs associated with the international expansion plans and the related acquisition target which were previously expensed during the nine months ending September 30, 2004 and included under different operating categories, approximately $391,000 for deposits paid from October 16 through November 29, 2004 lost as a result of the failure to close one acquisition by December 31, 2004; and approximately $263,000 of employment, consulting, travel, severance and miscellaneous other expenses recorded during the fourth quarter 2004 primarily related to the international acquisition and related expansion plans. A balance of approximately $277,000 primarily related to two discharged executives specifically hired to promote and coordinate international expansion, will be paid in 2005.

In December 2004 the Company recognized $257,820 in impairment losses and wrote-down five software applications to their net realizable value. The impairment was primarily comprised of a $190,294 write-down of 2 uncompleted software applications primarily designed to deliver the EdgCapture product over the Web or in NT based environments. During December 2004 our Senior Vice President of Sales left the Company and our current Vice President of Sales and Chief Operating Officer, with overall revenue responsibility, indicated these products have not generated sufficient market interest to justify continued development with our limited resources. In addition a $52,837 write-down of a limited display ad technology built specifically for the Los Angeles Times Restaurant Guide was launched in September 2004 and had not generated the anticipated ASP revenues we originally projected and we have been unsuccessful in selling the product to other publications. The remaining $14,689 related to 2 older software technologies for which revenues have deteriorated in recent months to the point where a permanent impairment in value was indicated.

The above adjustments increased the 2004 loss per common share from $0.16 to $0.26.

20.	Subsequent Event

In January the Company raised $597,423 from the exercise of 702,850 warrants at $0.85 per warrant. The warrants had been issued to Paulson Investment Company, or certain of its officers and employees, primarily as compensation for their services in prior securities offerings and originally had exercise prices ranging from $0.75 to $1.87 and expiration dates ranging from September 25, 2005 to March 31, 2009.

In February 2005, we received a letter from Nasdaq putting us on notice that the bid price of our Common Stock had fallen below their $1.00 per share minimum. Currently, our Common Stock is trading below $1.00. Pursuant to applicable Nasdaq rules, we have been provided a 180 day grace period until August 17, 2005 to regain compliance by having the bid price of our Common Stock close at $1.00 per share or more for a minimum of 10 consecutive business days. If we are unable to satisfy Nasdaq’s maintenance requirements, our securities may be delisted from The Nasdaq Small Cap Market. If we are unable to satisfy Nasdaq’s maintenance requirements, our securities may be delisted from Nasdaq. In that event, trading, if any, in the Common Stock and warrants would be conducted in the over-the-counter market in the so-called “pink sheets” or the NASD’s “OTC Bulletin Board.” Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of AdStar, and lower prices for our securities than might otherwise be obtained.