Form 10QSB
period 2005-03-31
ADSTAR INC
filed 2005-05-16
CIK 1091599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___to ___

Commission file number 001-15363

AdStar, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	22-3666899

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292
(Address of principal executive offices)

(310) 577-8255
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 09, 2005 the Issuer had outstanding 15,227,525 shares of its common stock, including 68,243 shares issuable to various vendors.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

FORM 10-QSB REPORT

March 31, 2005

PAGE
PART I – FINANCIAL INFORMATION

Item 1. Interim condensed financial statements (unaudited)

Balance Sheet – March 31, 2005	3

Statements of Operations For the three month periods ended March 31, 2004 and 2005	4

Statements of Cash Flows For the three month periods ended March 31, 2004 and 2005	5

Notes to Interim Financial Statements	6

Item 2. Management’s discussion and analysis or plan of operation	14

Item 3. Controls and Procedures	28

PART II – OTHER INFORMATION

Item 6. Exhibits	28

SIGNATURES	29
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

AdStar, Inc. and Subsidiary

Consolidated Balance Sheet
March 31, 2005 (unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,371,759
Accounts receivable, net of allowance for doubtful accounts of $81,000	800,540
Notes receivable from officers – current portion	8,134
Prepaid and other current assets	229,302

Total current assets	2,409,735

Notes receivable from officers, net of current portion	222,258
Property and equipment, net	132,175
Capitalized and purchased software, net	1,411,572
Intangible assets, net	1,373,028
Goodwill	2,132,219
Other assets	102,279

Total assets	$7,783,266

Liabilities and Stockholders’ Equity

Current liabilities:
Due to publications	$1,642,205
Accounts payable and accrued expenses	1,089,613
Deferred revenue and customer deposits – current portion	364,558
Loans from stockholders, current portion	21,000
Capital lease obligations	11,227
Convertible note – current portion	337,423

Total current liabilities	3,466,026

Deferred revenue – net of current portion	34,223
Loans from stockholders, net of current portion	21,000
Convertible note, net of current portion	328,758

Total liabilities	3,850,007

Commitments and contingencies

Stockholders’ equity:
Convertible Preferred stock, par value $0.0001; authorized 5,000,000 shares; Series B-2, 2,000,000 issued and outstanding; liquidation preference of $1,738,669	1,342,404
Common stock, par value $0.0001; authorized 40,000,000 shares; 15,227,525 shares issued and outstanding	1,523
Additional paid-in capital	20,782,378
Treasury stock, par value $0.0001; 67,796 shares	(67,796)
Accumulated deficit	(18,125,250)

Total stockholders’ equity	3,933,259

Total liabilities and stockholders’ equity	$7,783,266

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc. and Subsidiary

Statements of Operations
For the three months ended
March 31, 2004 and 2005 (unaudited)

	2004	2005
ASP, net	$384,606	$427,332
Licensing and software	547,988	639,848
Customization and other	114,892	207,052

Net revenues	1,047,486	1,274,232

Cost of revenues, including depreciation and amortization of $186,188 and $157,687	417,321	490,364

Gross profit	630,165	783,868

General and administrative expense	437,859	483,754
Selling and marketing expense	327,618	174,113
Product maintenance and development expenses	375,658	230,721
Amortization	22,116	22,059

Loss from operations	(533,086)	(126,779)

Beneficial interest and amortization of financing fees on Convertible Note	—	(67,686)
Interest expense, net	(1,153)	(14,371)

Loss before taxes	(534,239)	(208,836)

Provision for income taxes	7,620	3,413

Net loss	$(541,859)	$(212,249)

Preferred dividend on exercise of warrants	—	(98,399)

Net loss applicable to common stockholders	$(541,859)	$(310,648)

Loss per share – basic and diluted	$(0.04)	$(0.02)

Weighted average number of shares – basic and diluted	12,772,767	15,227,525

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc. and Subsidiary

Statements of Cash Flows
For the three months ended
March 31, 2004 and 2005 (unaudited)

	2004	2005
Cash flows from operating activities:
Net loss	$(541,859)	$(212,249)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	208,303	192,552
Beneficial interest and amortization of financing fees on convertible note	—	67,686
Allowance for doubtful accounts	—	(8,684)
Stock based vendor payments	17,175	—
Changes in assets and liabilities:
Accounts receivable	45,227	(207,203)
Prepaid and other assets	(73,931)	(58,844)
Due to publications	369,997	343,276
Accounts payable and accrued expenses	(189,717)	(299,537)
Deferred revenue and customer deposits	133,258	38,463

Net cash used in operating activities	(31,547)	(144,540)

Cash flows from investing activities:
Purchase of Edgil Associates, Inc.	(85,000)	—
Purchase of property and equipment	(9,044)	(7,374)
Additions to capitalized and purchased software	(157,516)	(20,767)
Additions to intangible assets	(4,000)	—
Principal repayments of shareholder notes receivable	1,859	1,965

Net cash used in investing activities	(253,701)	(26,176)

Cash flows from financing activities:
Proceeds from exercises of options and warrants	83,801	595,160
Principal repayments of convertible debt	—	(138,633)
Principal repayments on capital leases	(8,256)	(7,058)

Net cash provided by financing activities	75,545	449,469

Net increase (decrease) in cash and cash equivalents	(209,703)	278,753

Cash and cash equivalents at beginning of period	2,092,477	1,093,006

Cash and cash equivalents at end of period	$1,882,774	$1,371,759

Supplemental cash flow disclosure:
Taxes paid	$4,486	$9,950
Interest paid	$4,295	$34,373

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc. and Subsidiary
Notes To Interim Financial Statements
(Unaudited)

1.	General

The interim financial statements for AdStar, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its required minimum level of operations. At March 31, 2005, we had an accumulated deficit of $18,125,000. We have incurred significant recurring net losses. For the years ended December 2003 and 2004 we had net losses of $2,842,000 and $3,648,000, respectively and for the three months ended March 31, 2005 we had a net loss of $212,000 and had incurred a cash outflow from operations of $145,000. Our 2003 and 2004 net losses were principally attributable to our continued shift of focus from an on-line business to an ASP business; in addition our 2004 net losses included a one-time $1,203,000 loss from abandoned acquisitions, recorded in the fourth quarter 2004. At March 31, 2005, the Company had negative working capital of $1,056,000 compared to $1,535,000 at December 31, 2004. The negative working capital is primarily a result of the 2004 net loss described above and funding of the convertible note during 2004 primarily used to fund the loss from abandoned acquisitions.

We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP product. Although there can be no assurance, we believe that the cash on hand of $1,372,000 at March 31, 2005, along with the increase in the cash flows we are currently generating, which we expect will continue, from operational cost cutting strategies, including a reduction in staff during the fourth quarter of 2004, pay cuts effective January 1, 2005, curtailment of our acquisition strategy and development projects, a reduction in cash outlays for previously accrued losses on abandoned acquisitions commencing in July 2004 and completed in November 2004, other cost saving measures combined with an expected increase in revenues and the additional $597,000 raised through the exercise of 702,850 warrants on January 5, 2005 will be sufficient to meet our anticipated working capital needs through March 31, 2006. In addition the Company continues to seek additional financings.

In February 2005, we received a letter from Nasdaq putting us on notice that the bid price of our Common Stock had fallen below their $1.00 per share minimum. Currently, our Common Stock is trading below $1.00. Pursuant to applicable NASDAQ rules, we have been provided a 180-day grace period until August 17, 2005 to regain compliance by having the bid price of our Common Stock close at

$1.00 per share or more for a minimum of 10 consecutive business days. If we are unable to satisfy NASDAQ’s maintenance requirements, our securities may be delisted from the Nasdaq. In that event, trading, if any, in the Common Stock and warrants would be conducted in the over-the-counter market in the so-called “pink sheets” or the NASD’s “OTC Bulletin Board.” Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of AdStar, and lower prices for our securities than might otherwise be obtained. As a result, our ability to raise capital may be severely impaired as investors may refrain from investing in our common stock.

Although the Company is optimistic that its growing ASP business will continue to be accepted in the marketplace, timing is not assured. The Company’s ability to sell ASP business products and service offerings during the current year may be hampered by continued sluggishness in the advertising market, the geo-political climate, including the war in Iraq, and the state of the economy in general. These factors, coupled with the extended selling cycle in the Company’s industry and customer delays in customization and implementations, could delay its ability to increase revenue to a level sufficient to cover our expenses. There is no assurance that management will be successful with its operating plan and, if events and circumstances occur such that the Company does not meet its plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

2.	Summary of Significant Accounting Policies

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.

For the three months ended March 31, 2005 and 2004, one customer accounted for 13.3% and one customer accounted for 7.0% of the Company’s revenues, respectively. At March 31, 2005, 11 customers in the aggregate accounted for 51.2% of the Company’s accounts receivable. The majority of the Company’s customers have historically consisted of newspapers and publishers of classified advertisements.

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

For the three months ended March 31, 2005 the weighted averages shares outstanding as used in the calculation of diluted loss per share does not include 1,612,335 and 338,420 respectively, of options and warrants to purchase common stock and 2,000,000 shares of common stock issuable upon the conversion of series B-2 preferred stock to common stock, as their inclusion would be antidilutive.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

New accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently assessing the impact of this accounting standard on the Company’s results of operations and financial position.

Software Development Costs

Costs to establish the technological feasibility of software applications developed by us are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, we capitalize a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. During the three months ended March 31, 2005 we capitalized $7,000 and amortized $135,000 in capitalized software costs and expensed $231,000 in software development and maintenance costs.

3.	Goodwill

In accordance with SFAS No. 142, the Company recorded goodwill of $2,132,219 from the purchase of Edgil Associates, Inc. (Edgil). In accordance with SFAS 142 the Company does not amortize goodwill. However the Company will evaluate goodwill at least on an annual basis for impairment or when there are indications of impairment. In future periods if goodwill is determined to be impaired, the Company will recognize a non-cash charge equal to the excess of the carrying value over the fair value. There can be no assurance that future evaluations of goodwill will not result in impairment and a charge to earnings.

4.	Significant Contracts

On March 18, 2002, the Company entered into a series of agreements with Tribune Company (“Tribune”) and sold 1,443,457 shares of Series A convertible preferred stock for approximately $1.8 million. The Company recorded the $1.8 million investment in Series A convertible Preferred Stock at cost which approximated fair value. The Company converted the Series A convertible preferred stock into an equivalent number of the Company’s common stock on April 1, 2004 (Note 5).

As of December 31, 2003, $294,063 in development and customization costs associated with the FlexAds application have been capitalized net of a write down of $316,462 (Note 2). As of December 31, 2003 the Company had launched the FlexAds service on eight Tribune newspapers and commenced full amortization of the cost of the development and customization effort over the maximum 5-year period of the contract. Under the terms of the agreement the Company receives $7,500 minimum monthly payments for up to 60 months comprised of a 36-month contract with two 12-month options which automatically renew unless Tribune provides 180-day notice. The Company commenced recognition of revenue from the $7,500 minimum monthly fee under the agreement on a straight-line basis during August 2002. In October 2004 the company received formal notification from CareerBuilder indicating that it is preserving its rights to terminate the contract at the end of the initial contract period, August 2005. In March 2005 the Company received the final notification from CareerBuilder terminating the contract effective as of August 2005.

The monthly transactions have not exceeded the contracted minimums during any month since inception and have stabilized at less than 20% of the guaranteed minimum resulting in amortization exceeding revenues recognized by $13,778. In November 2003, Tribune Company indicated to AdStar that a significant change in the programming was required to meet their internal requirements. Under the terms of the agreement, AdStar has to provide up to 2 full time equivalent programmers for such modifications at no additional charge. In accordance with Company policy management determined the carrying value of the FlexAd software application (Note 2) and the related service contract have a permanent impairment in value. As such during December 2003 management estimated that the expected future revenues were never likely to exceed total costs, and that under the existing transaction levels there is no assurance that Tribune would exercise its options to extend the contract. As such, we recorded an additional $170,000 in estimated costs to complete the additional programming requirement. As of March 31, 2005 the remaining accrual on the balance sheet is $156,000. During the quarter ended March 31, 2005 the Company incurred $13,000 in costs recorded against the estimated costs to complete additional programming. Upon termination of the contract, in August 2005, the

Company will no longer be obligated to provide the 2 full time equivalent programmers.

In December 2002 the Company entered into an agreement with Tribune Company for an additional investment by Tribune of $1,500,000. As part of the transaction, AdStar developed additional features that expand the capabilities of its generic service and the customized services that were launched in August 2002. The investment is in the form of an initial purchase by Tribune of 1,200,000 shares of Series B-1 Preferred Stock for $900,000 funded in December 2002 and a subsequent purchase of 800,000 shares of Series B-2 Preferred Stock for $600,000. In addition, on the second closing, the series B-1 shares, plus additional shares issued for accrued dividends on Series B-1 converted to series B-2. The purchase price for each share of the Series B-1 and Series B-2 Preferred Stock was $0.75 at or below the fair market value of AdStar Common Stock at the time of the respective closing. These shares carry a liquidation preference that includes a dividend of 7% per year available only upon liquidation and currently convert on a 1:1 basis. Holders of Series B Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and vote as a single class with the shareholders of our Common Stock. The holders of Series B Preferred Stock are entitled to one vote for each share of common issuable upon conversion.

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

At March 31, 2005, the Company has reserved 2,000,000 shares of common stock for issuance upon the conversion of the Series B preferred stock.

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

The shares underlying the Note are covered by an effective registration statement and subject to certain limitations based on market volume for the Common Stock and Laurus Master Fund’s aggregate holdings. Laurus Master Fund is required to convert all monthly installments of principal and interest into Common Stock if the Average Closing Price for the 5 trading days immediately preceding each monthly installment payment date is more than 10 percent above the Fixed Conversion Price. Additionally, we may redeem the Note by paying 125% of the then outstanding principal balance plus accrued interest. The Note is secured by a first lien on all of our assets.

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

During the three month period ending March 31, 2005, approximately $68,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $55,000. The non-cash portion was comprised of approximately $52,000 debt discount and $3,000 in prepaid finder fees amortized during the period. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the remaining 25 months of the note are approximately $203,000 for the remainder of 2005, $270,000 in 2006 and $80,000 in 2007. In the event the investors convert additional amounts of the debt or exercise all or part of the warrants, the Company will be required to amortize the remaining debt discount in the period in which the conversion or exercise occurs. In addition, the Company is exploring the possibility of refinancing this debt. Certain of the refinancing alternatives, if concluded prior to the end of the fiscal year, could require the accelerated amortization of the prepaid financing fees and debt discount.

Beginning on July 1, 2004 and recurring on the first day of each succeeding month thereafter, until the maturity date, April 12, 2007, the Company will make minimum monthly principal payments of $45,454.55 on the note, together with any accrued and unpaid interest that are due. Any principal amount that remains outstanding on the Maturity Date shall be due and payable on the Maturity Date. The net proceeds from the financing were primarily used to pursue the Company’s strategic acquisition strategy. The strategy was abandoned in December 2004.

7.	Exercise of warrants

In January 2005 the Company raised $597,423 from the exercise of 702,850 warrants at $0.85 per warrant. The warrants had been issued to Paulson Investment Company, or certain of its officers and employees, primarily as compensation for their services in prior securities offerings and originally had exercise prices ranging from $0.75 to $1.87 and expiration dates ranging from September 25, 2005 to March 31, 2009. The company recorded a preferred dividend of approximately $98,000 as the fair market value of the Company’s common stock exceeded the exercise price of the warrants on the date of conversion.

8.	Notes payable

Pursuant to the Merger agreement the notes payable to the two former stockholders of Edgil were restated whereby each stockholder received $51,500 in principal payments upon the closing and the remaining $31,500 note balance, for each Stockholder, is to be repaid in six equal payments of principal along with all interest at a rate of 8% per annum, with the first payment to be made on the six month anniversary of the Effective Date (October 21, 2003) and each of the next five payments to be paid each six months thereafter, with the final payment to be made on the third anniversary of the Closing Date. Accordingly $21,000 in minimum principal pay downs are due during each of the twelve-month periods ending March 31, 2006 and 2007.

9.	Officers notes receivable

In July 2002, AdStar entered into a loan transaction with Leslie Bernhard, President and Chief Executive Officer and Eli Rousso, Executive Vice President and Chief Technical Officer for $110,434 and $100,000, respectively. As part of the transaction, Ms. Bernhard and Mr. Rousso each issued to AdStar an unsecured, non-negotiable promissory note bearing interest at 5.56% with monthly principal and interest payments of $763 and $691, respectively. The note is payable on a monthly basis, with all remaining outstanding principal and interest amounts due on July 31, 2022. Concurrently, an outstanding note from Ms. Bernhard in the amount of $39,566 was restructured under the same terms and conditions as the aforementioned new note. The loans are forgiven if there is a change in control in AdStar or if the loan maker is dismissed for other than cause as defined by the loan and employment agreements. At March 31, 2005 the outstanding notes receivable balance was $230,392.

10.	Due to publications

The Company processes credit cards on behalf of certain of its customers as part of ASP services provided. Due to publications is a result of contractual customer arrangements whereby we receive net proceeds daily on behalf of these customers for third party ads placed via credit card. These transactions are collected, reconciled monthly and submitted to the publication, net of processing fees, generally within 35 days from the month end. We have been providing this service at virtually no charge to customers since approximately December 2000 without any customer terminations .

11.	Stock based compensation

The Company has adopted the disclosure only provisions of SFAS No. 123. If compensation cost associated with the Company’s stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 123, the

Company’s net loss for the three months ended March 31, 2004 and 2005 would have increased to the pro forma amounts indicated below:

		Three months ended March 31,
		2004	2005
Net loss – applicable to common stockholders	As reported	$(541,859)	$(310,648)
	Add: Stock based employee compensation included in reported loss	-0-	-0-
	Deduct: Employee compensation expense	(83,501)	(70,368)

	pro forma	$(625,360)	$(381,016)

Loss per share —	As reported	$(0.04)	$(0.02)
	pro forma	$(0.05)	$(0.03)

Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

12.	Related party transactions

During the three months ended March 31, 2004 and 2005 the Company’s total revenues derived from related parties were $158,000 and $174,000 respectively.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this quarterly report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and are subject to the “Risk Factors” included in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2004. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements .

Overview

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

     These software products allow transactions to be executed in a secure infrastructure. Our application suite is designed to be quickly integrated into our customer’s existing publishing software and readily expands as our customer’s needs and businesses grow. Our Web products use a single platform to connect and integrate transmissions between multiple browsers and multiple technology standards. In continually ensuring that our AdStar software solution works with all available technology standards, we solve the problems created for our customers because advertisers create and deliver content using ever changing technology with multiple standards, multiple browsers and evolving network infrastructures. By bridging disparate technologies in a way that seamlessly allows for communication and transmission of advertising copy, we alleviate this obstacle for our customers, freeing them to focus on their business.

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

     Edgil’s credit card processing application currently operates in a license mode with installation fees and ongoing license and support fees. We plan to develop a transaction model for credit card processing hosted on AdStar’s infrastructure t be made available to both existing and new accounts.

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

     Attending local, regional and national trade shows during the course of the year kept us abreast of the needs of the newspapers industry and also offered us a platform to market our services.

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

     To maintain the momentum we created in 2003, we will continue to aggressively pursue the following:

•	cross selling papers on Web-based ad-taking and credit card processing;

•	pursuing third parties who can provide ad-taking capability to their customers by using our XML Gateway;

•	expanding services to our existing account base with additional AdStar products; and

•	acquiring technologies that offer enhancements to ad-taking such as text messaging, sound, auction functions, order fulfillment and virtual tours where we receive fees when advertisers access these services through our transaction engine.

Results of Operations

The following table sets forth the results of operations expressed as a percentage of revenues:

	Three Months Ended March
	31,
	2004	2005
ASP, net	38%	34%
Licensing and software	52%	50%
Customization and other	10%	16%

Net revenues	100%	100%
Cost of revenues	40%	38%

Gross Profit	60%	62%

General and administrative expense	42%	38%
Selling and marketing expense	31%	14%
Product maintenance and development costs	36%	18%
Amortization of customer list Restructuring	2%	2%

Loss from operations	-51%	-10%
Beneficial interest and amortization of financing fees on convertible note	0%	-5%
Interest income (expense)	0%	-1%

Loss before taxes	-51%	-16%
Provision for taxes	0%	0%

Net loss	-51%	-16%

Three month periods ended March 31, 2005 and 2004

Revenues

     Net revenues increased to $1,274,000 during the three months ended March 31, 2005 from $1,047,000 during the three months ended March 31, 2004, a net increase of $227,000 or 22%. The increase in net revenues for 2005 is comprised of net increases of $92,000 or 80% in Customization & Other, $92,000 or 17% in Licensing & Software and $43,000 or 11% in ASP.

     The increase in Customization and Other revenues relates primarily to ongoing customization services to power a classified Web order entry for The Atlanta Journal-Constitution (AJC). These ads will flow through AdStar’s XML Gateway. Customization work on the AJC contract, which is approximately 79% complete, has included the launch of employment and automotive ads. The contract has been amended to provide additional services, primarily ongoing customization on automotive ads which is expected to continue into June 2005, the real estate and general merchandise components are expected to commence in June 2005, and is expected to continue into the third quarter of 2005. The increase in Licensing & Software revenues is primarily related to an increase in our EdgCapture and EdgFlow software products which included a net increase of 11 new EdgCapture customers accounting for $50,000, offset by a loss of 10 customers using older Edgil products accounting for $19,000, and a $61,000 increase on existing EdgCapture and EdgFlow customers primarily as a result of a 3% across the board increase in annual support, maintenance and transaction volume fees. The increase in ASP revenues is primarily comprised of a $21,000 increase in transaction-based revenues as a result of increased volumes from existing customers and $18,000 due to the addition of two new customers.

     We expect that revenues from our ASP product will continue to increase as we sign on new customers and continue to convert existing customers to adopt our XML Gateway (such as AJC and Media News Group Interactive) along with the expected related increase in transaction volume we process on behalf of those customers.

Cost of revenues

     Cost of revenues consists primarily of the costs to customize and install software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs. Cost of revenues increased to $490,000 in the three months ended March 31, 2005 from $417,000 during the three months ended March 31, 2004, a net increase of $73,000 or 18%. Our gross profit margin for the three months ended March 31, 2005 increased slightly to 62% from 60% for the three months ended March 31, 2004. The increase in cost of revenues during 2005 is primarily due to the increase in the labor and overhead costs associated with the increase in customization and other revenues. The increase in gross profit margin is primarily related to the increase in licensing and software and ASP revenues offset by the labor-intensive customization projects.

General and administrative expense

     General and administrative expense consists primarily of the cost of executive, administrative, professional fees, accounting, and finance personnel. General and administrative expenses increased to $484,000 during the three months ended March 31, 2005 from $438,000 during the three months ended March 31, 2004, a net increase of $46,000 or 11%. The increase during 2005 is primarily comprised of an increase of $38,000 or 83% attributable to consulting fees in connection with Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) compliance matters including, Section 404 of Sarbanes-Oxley which will require us to include in our annual reports a report of management on our internal control over financial reporting and contractual obligations to obtain Statement on Accounting Standards number 70 (“SAS 70”) certification as part of our customers’ compliance with Sarbanes-Oxley requirements and a $9,000 or 19% increase in legal and accounting for general corporate and NASDAQ related matters, offset by net decreases of $1,000 or 2% of all other costs. During the quarter the deadline for companies that are not accelerated filers (companies with market capitalization under $75 million) to comply with the requirements of Section 404 of Sarbanes-Oxley has been extended by one year to the first fiscal year ending on or after July 15, 2006.

     Management believes that our existing executive staffing levels are sufficient to allow for significant growth without the need to add personnel and related costs for the foreseeable future. However, the impact of complying with and maintaining compliance with Sarbanes-Oxley and SAS 70 has not been fully analyzed at this time and may require the addition of personnel and/or systems to adequately meet the requirements.

Selling and marketing expense

     Selling and marketing expense consists primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost for business development. Selling decreased to $174,000 in the three months ended March 31, 2005 from $328,000 in the comparable period in 2004, a net decrease of $154,000 or 47%. The decrease during 2005 is primarily comprised of a net decrease of $100,000 or 65% attributable to the termination of our Senior Vice President of Sales and Marketing and a reduction of two full time sales and marketing support employees that serviced the EdgCapture and EdgFlow software lines which resulted in a net savings of $32,000 or 21% of the decrease. The savings from the termination of our Senior Vice President of Sales and Marketing is comprised of $56,000 in salary and $44,000 in relocation and travel related expenses.

     In 2005 we expect our fixed selling and marketing expenses to remain constant due to the termination of our Senior Vice President of Sales and Marketing to start his own sales and marketing company. The Senior Vice President position is currently not contemplated to be replaced, those duties will now be shared by, among others our Vice President of Sales and Marketing, Chief Operating Officer and Chief Executive Officer. Sales commissions are expected to increase as part of a new arrangement with our former Senior Vice President of Sales and Marketing which allows him to continue to sell our products on a contract-by-contract commission only basis. We will continue the development and implementation of our strategic marketing plan and continue to build upon our existing relationships with Tribune Company, Knight-Ridder, Inc., CareerBuilder, L.L.C., Media News Interactive Group and other potential strategic partners.

Product maintenance and development costs

     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design the required technical infrastructure, and to perform other general routine fixes. The costs consist primarily of personnel related expenses for technical and design functions including outside consultants. Product maintenance and development expense decreased to $231,000 during the three months ended March 31, 2005 from $376,000 during the three months ended March 31, 2004, a net decrease of $145,000 or 39%. The decrease during 2005 is primarily due to net reductions in our technical staffing levels from 13 to 8 full-time equivalents and the related reductions in salaries, whereby virtually all our technical staff has worked on revenue generating projects while certain development and non-critical maintenance projects have been delayed.

     We monitor technical staffing levels closely and believe that our current level of technical staffing will be sufficient for the near future. Conversely, we may need to increase technical staffing in the short term if we obtain additional customers more quickly than currently expected or if an unexpected increase in customer demand for customization projects occurs. However, an increase in customer demand requiring an increase in technical staffing costs are generally offset by increased revenues for such services.

Amortization of Customer List

     Amortization of Customer List consists of straight-line amortization of the Customer List purchased as part of the acquisition of Edgil on October 21, 2003. The Customer List is recorded at a valuation of $1,500,000, obtained by use of an independent valuation expert, and is being amortized over its estimated 17-year life. Amortization remained constant at approximately $22,000 during the three months ended March 31, 2005 compared to the same period in 2004.

Beneficial interest and amortization of financing fees on Convertible Note

     Beneficial interest expense and amortization of financing fees consists of the straight-line amortization of the beneficial conversion and financing fees associated with the Convertible Note.

     On April 12, 2004, we closed a $1.5 million private placement of a 3-year secured convertible note (the “Laurus Note”) and 7-year warrants to purchase 200,000 shares of our Common Stock with Laurus Master Fund, Ltd., a New York City based institutional fund and an accredited investor.

     We recorded a debt discount of approximately $734,000 consisting of the intrinsic value of the beneficial conversion of approximately $467,000 and the portion of the proceeds allocated to the warrants issued to the lenders of approximately $267,000, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the notes. The debt discount is being amortized as interest expense over the three-year term of the notes using the interest method. The non-cash interest related to the beneficial conversion was approximately $55,000 during the three months ended March 31, 2005 from zero in the comparable period in 2004.

     During the three months ended March 31, 2005 approximately $68,000 of prepaid financing fees and debt discount were amortized as interest expense, including a non-cash portion of approximately $55,000. The non-cash portion was comprised of approximately $52,000 debt discount and $3,000 in prepaid finder fess amortization during the period.

Interest income (expense), net

     Net interest expense was $14,000 during the three months ended March 31, 2005, compared to net interest expense of $1,000 during the three months ended March 31, 2004. The interest expense during 2005 consists primarily of $15,000 interest on the Laurus Convertible Note discussed above with the remainder associated with capitalized leases and notes payable to the former founders of Edgil. The convertible note has an interest rate of Prime minus 1%. Interest income has historically been attained by maintaining excess cash in an overnight investment sweep account. During 2004, it was determined that the fees to maintain the investment sweep account exceeded the interest received due the historically low overnight interest rates, accordingly we temporarily closed the investment sweep account and now only receive interest income from notes receivable from officers and a minor certificate of deposit account maintained as security on certain credit cards.

Provision for Income Taxes

     The provision for income taxes is comprised primarily of state taxes for Edgil. Federal income taxes are consolidated and, due to the nature of the merger agreement, AdStar and Edgil are treated as separate taxable entities for State income taxes. AdStar is currently in a loss carry-

forward position for federal income taxes, primarily due to the operating losses incurred through December 31, 2004. The net operating loss carry-forward is available to offset future taxable income through 2017.

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

Liquidity and Capital Resources

     At March 31, 2005, we had an accumulated deficit of $18,125,000. We have incurred significant recurring net losses. For the years ended December 2003 and 2004 we had net losses of $2,842,000 and $3,648,000, respectively and for the three months ended March 31, 2005 we had a net loss of $212,000. Our 2003 and 2004 net losses were principally attributable to our ongoing shift in focus from an on-line business to an ASP business with an expanded suite of products and our abandoned acquisition costs of $1,203,000 during 2004. We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP and payment processing products. The revenues from EdgCapture and related customization services reflected in our 2003 results consist only of activity from October 21 through December 31, since these services for our newspaper customer base were added through our acquisition of Edgil Associates on October 21, 2003. We expect the deferred revenue to be realized during 2005. We believe that our cash on hand of $1,372,000 at March 31, 2005, the increase in the cash flows we are currently generating, which we expect will continue, from operations from cost cutting strategies, including a reduction in staff during the fourth quarter 2004, pay cuts effective January 1, 2005, the curtailment of our acquisition strategy and development projects, other cost saving measures, the additional $597,000 raised through the exercise of warrants on January 5, 2005 and an expected increase in revenues will generate sufficient capital to meet our cash needs through the next twelve months. As a result, we believe that we will be in a position to take advantage of additional strategic acquisitions and revenue sharing arrangements should they present themselves. We are optimistic that our growing ASP business will continue to be accepted in the marketplace. However, our ability to sell ASP business products and service offerings during the current year may be hampered by the current unstable climate in the advertising market, the geo-political climate, including the war in Iraq, and state of the economy in general. These factors, coupled with the unproven ability of our newly acquired subsidiary, Edgil, to continue to generate positive cash flow, possible competition from other vendors, the extended selling cycle in our industry, and customer delays in customization and implementations, could delay our ability to increase revenue to a level sufficient to cover our expenses. There is no assurance that management will be successful with its operating plan and, if events and circumstances occur such that we do not meet our plan as expected, and we are unable to raise additional financing, we may be required to further reduce certain discretionary spending, which could have a material adverse effect on AdStar’s ability to achieve our intended business objectives.

     Prior to 1999 we financed our business primarily from cash generated by operations. Subsequently, we have financed our business through a combination of cash generated from operations and debt and equity financings. In 2003 we raised net proceeds of $3,831,000 in equity and debt financings to fund operations and enhance and expand the product line we provide our customers, including the acquisition of Edgil. In 2004 we raised net proceeds of $1,515,000 which we used primarily to fund our acquisition and international expansion strategy. At March 31, 2005, the Company had negative working capital of $1,055,000 compared to $1,536,000 at

December 31, 2004 a $479,000 improvement. The improvement in working capital is primarily a result of the impact of our cost cutting measures, as discussed above, combined with $597,000 in proceeds from the exercise of 702,850 warrants in January 2005.

     As of March 31, 2005, we had cash and cash equivalents of approximately $1,372,000 compared to $1,093,000 as of December 31, 2004 a net increase of $279,000. The net increase in cash and cash equivalents was the result of $145,000 used in operating activities, $26,000 used in investing activities of which $21,000 was used to purchase software to improve our internal control systems, offset by net proceeds of $449,000 provided by financing activities.

     Net cash used in operations during the three months ended March 31, 2005 was approximately $145,000 compared with $31,000 during the three months ended March 31, 2004, a $114,000 increase. Net cash used in operating activities was primarily the result of a net loss of $212,000 less non-cash charges of $193,000 in depreciation and amortization, $68,000 in beneficial interest and amortization of financing fees on the convertible note, offset by $9,000 in allowance for doubtful accounts, net of a $207,000 increase in accounts receivable, a $59,000 increase in prepaids and other assets, a $343,000 increase in due to publications, $300,000 reduction in accounts payable and accrued expenses, offset by a $38,000 increase in deferred revenue and customer deposits. The increase in accounts receivable is primarily due to an increase in customization revenues attributable to ongoing development work for Atlanta Journal Constitution as well an increase in licensing and customization revenues from several new installations of the EdgCapture systems coupled with some delayed billings in January and February 2005 due to the installation of a new billing system in anticipation of Sarbanes-Oxley internal control reporting requirements. The increase in due to publications was caused by a combination of a seasonal increase coupled with increases in both the quantity and price charged per ad by publishers. Historically the seasonal nature of the classified advertising industry is comprised of greater volumes of newspaper ads placed in the first three quarters of the calendar year with a material drop-off in the fourth quarter. Due to publications is a result of contractual customer arrangements whereby we receive net proceeds daily on behalf of these customers for third party ads placed via credit card. These transactions are collected, reconciled monthly and submitted to the publication, net of processing fees, generally within 35 days from the month end. We have been providing this service at virtually no charge to customers since approximately December 2000 without any customer terminations. The decrease in accounts payable and accrued expenses is primarily due to payments associated with the abandoned acquisitions and international expansion strategy.

     Net cash used in investing activities decreased to $26,000 during the three months ended March 31, 2005 compared with $254,000 during the three months ended March 31, 2004. The decrease of $228,000 is primarily the result of the cost cutting measures established and executed during the fourth quarter of 2004 and into the first quarter of 2005, including a reduction in personnel and salary reductions as discussed above. Additionally, capitalized and purchased software decreased by $137,000 in 2005 compared to 2004 as part of a conscious effort to reduce software enhancement projects to be more in line with a focused marketing based approach, the delay of certain development projects as a result of shifting certain technical staff from development projects to servicing major service contracts such as the Atlanta Journal Constitution and Media News Group Interactive projects, addressing technical matters related to SAS 70 compliance and the overall reduction in our technical staffing levels. We anticipate delayed development projects to commence late in the third quarter of 2005.

     Net cash provided by financing activities increased to $450,000 during the three months ended March 31, 2005 compared with $76,000 during the three months ended March 31, 2004. During 2005 we received net proceeds of $595,000 from exercises of options and warrants, primarily from the exercise of 702,850 warrants on January 5, 2005, compared to $83,000 during 2004 which was primarily due to historically high stock prices, offset by $139,000 in principal repayments during the first quarter of 2005 on the Laurus Note. During 2005 and 2004 the funds from financing activities were primarily used in operations.

     On July 1, 2004, and recurring on the first day of each succeeding month thereafter until the maturity date April 12, 2007, we began making the monthly installment payments consisting of $45,454.55 of principal and any accrued and unpaid interest on the Laurus Note. Any outstanding amounts due on the maturity date will be due and payable on the maturity date. For the past several weeks our common stock has been trading below $1.00 and there can be no assurance in the near future that it will reach the conversion price of $2.25 per share or the price requiring mandatory conversion by the holder. Accordingly, for the near future, we expect to be paying the monthly installments in cash.

     In February 2005, we received a letter from Nasdaq putting us on notice that the bid price of our Common Stock had fallen below their $1.00 per share minimum. Currently, our Common Stock is trading below $1.00. Pursuant to applicable NASDAQ rules, we have been provided a 180-day grace period until August 17, 2005 to regain compliance by having the bid price of our Common Stock close at $1.00 per share or more for a minimum of 10 consecutive business days. If we are unable to satisfy NASDAQ’s maintenance requirements, our securities may be delisted from the Nasdaq. In that event, trading, if any, in the Common Stock and warrants would be conducted in the over-the-counter market in the so-called “pink sheets” or the NASD’s “OTC Bulletin Board.” Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of AdStar, and lower prices for our securities than might otherwise be obtained. As a result, our ability to raise capital may be severely impaired as investors may refrain from investing in our common stock.

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

     Licensing and Software; Customization and other revenues — We generate revenue from technology service contracts that generally contain multiple elements such as software customization services, monthly fees and post-contract customer support (“PCS”). Revenue from these arrangements is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions”. Accordingly, revenue is allocated to each element within the contract based on the relative fair values of those elements using vendor specific objective evidence. Revenue from monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement. Revenue from software customization services is recognized as the services are performed, using a percentage of completion methodology based on labor hours. We also provide customization services at the customers’ request and recognize revenue as the services are performed, using a percentage of completion methodology based on labor hours.

     Deferred revenue consists primarily of deferred revenues from long-term license and software contracts, PCS maintenance arrangements prepaid annually and customization and other revenues billed and paid in advance. Revenue from upfront license fees, monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement. Licenses and maintenance generally range from month–to-month up to 10 years on historical AdStar and 25 years and 1 to 5 years on historical Edgil, respectively. Since AdStar acquired Edgil all newly signed license and software contracts are generally 1 to 3 years in duration. Deferred revenues on the 25-year license arrangements were approximately $31,000, and on PCS contracts paid in advance and prepaid customer deposits are $381,000 as of March 31, 2005. Revenue from software customization services is recognized upon the completion of services. As part of the integration of Edgil into AdStar’s business model we are currently offering new Edgil contracts on terms and conditions similar to AdStar, generally one year or less in duration.

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

Software Development Costs

     Costs to establish the technological feasibility of software applications developed by us are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, we capitalize a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. During the three months ended March 31, 2005 we capitalized $7,000 and amortized $135,000 in capitalized software costs and expensed $231,000 in software development and maintenance costs

Warranties and Product liability

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

     We currently carry product liability insurance to reduce our exposure to risks. To further mitigate our exposure to risks, our standard service agreement expressly limits our liabilities and warranties of our products and services in accordance with accepted provisions of the Uniform Commercial Code as adopted in most states.

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

Contractual Obligations, Commitments and Contingencies

We have contractual obligations and commitments primarily with regards to employment agreements for 3 of our current and 1 of our former executives, a convertible note due in equal monthly principal installments payable over a 33 month period commencing July, 2004, certain non-cancelable operating lease obligations for office space and equipment, and capital lease obligations for computer equipment.

The following table aggregates our expected contractual obligations and commitments subsequent to March 31, 2005:

	Payments due by Period
				Beyond
Contractual obligations	2006	2007	2008	2009	Total
Employment agreements (1)	$641,020	$106,400	$–	$–	$747,420
Convertible debt	545,455	545,458	–	–	1,090,913
Interest on convertible debt	49,489	17,386	–	–	66,875
Capital lease commitments	11,227	–	–	–	11,227
Operating lease commitments (2)	243,806	170,856	135,862	223,735	774,259
Notes payable to former stockholders	21,000	21,000	–	–	42,000

	$1,511,997	$861,100	$135,862	$223,735	$2,732,695

(1)	Includes a temporary reduction in compensation for the 3 executives with employment agreements. On December 31, 2004 as part of a company wide cost cutting strategy, all employees and officers with annual salaries greater then $50,000 who have been employed for greater than 1 year agreed to a temporary 5% reduction in compensation, commencing January 1, 2005. There is no accrual or repayment provisions for the reduction in compensation, although it is our intention to reinstate the compensation on a go-forward basis sometime in the future. For purposes of the future payments as defined below and elsewhere in this document we assume the reduction will be reinstated on January 1, 2006 although no formal decision has been made as to a reinstatement date, if any, at this time.

(2)	Excludes sublet office agreement of $2,418 per month through April 2005.

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

Item 6. Exhibits

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

AdStar, Inc
(Registrant)

Date May 16, 2005	/s/ Leslie Bernhard
President & CEO

Date May 16, 2005	/s/ Anthony J. Fidaleo
Chief Financial Officer
(Principal Financial Officer)