Form 10QSB
period 2005-06-30
ADSTAR INC
filed 2005-08-15
CIK 1091599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
(310) 577-8255
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2005 the issuer had outstanding 15,380,956 shares of its common stock
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

FORM 10-QSB REPORT
June 30, 2005

PAGE
PART I – FINANCIAL INFORMATION

Item 1. Interim condensed financial statements (unaudited)

Balance Sheet – June 30, 2005	3

Statements of Operations For the three and six month periods ended June 30, 2004 and 2005	4

Statements of Cash Flows For the six month periods ended June 30, 2004 and 2005	5

Notes to Interim Financial Statements	6

Item 2. Management’s discussion and analysis or plan of operation	15

Item 3. Controls and Procedures	31

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	31

SIGNATURES	32
EX-31.1
EX-31.2
EX-32.1
EX-32.2

AdStar, Inc. and Subsidiary
Consolidated Balance Sheet
June 30, 2005 (unaudited)

Assets

Current assets:
Cash and cash equivalents	$1,734,114
Accounts receivable, net of allowance for doubtful accounts and sales returns of $76,000	507,550
Notes receivable from officers – current portion	8,247
Prepaid and other current assets	186,084

Total current assets	2,435,995

Notes receivable from officers, net of current portion	220,153
Property and equipment, net	136,277
Capitalized and purchased software, net	1,302,031
Intangible assets, net	1,350,838
Goodwill	2,132,219
Other assets	80,416

Total assets	$7,657,929

Liabilities and Stockholders’ Equity

Current liabilities:
Due to publications	$1,875,398
Accounts payable and accrued expenses	948,331
Deferred revenue and customer deposits – current portion	233,250
Loans from stockholders, current portion	21,000
Capital lease obligations	3,822
Convertible note – current portion	337,423

Total current liabilities	3,419,224

Deferred revenue – net of current portion	32,117
Loans from stockholders, net of current portion	10,500
Convertible note, net of current portion	244,403

Total liabilities	3,706,244

Commitments and contingencies

Stockholders’ equity:
Convertible Preferred stock, par value $0.0001; authorized 5,000,000 shares; Series B-2, 2,000,000 issued and outstanding; liquidation preference of $1,769,274	1,342,404
Common stock, par value $0.0001; authorized 40,000,000 shares; 15,354,974 shares issued and outstanding	1,535
Additional paid-in capital	20,870,727
Treasury stock, par value $0.0001; 67,796 shares	(67,796)
Accumulated deficit	(18,195,185)

Total stockholders’ equity	3,951,685

Total liabilities and stockholders’ equity	$7,657,929

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc. and Subsidiary
Statements of Operations
For the three and six months ended
June 30, 2004 and 2005 (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
ASP, net	$428,531	$472,084	$813,138	$899,415
Licensing and software	565,865	650,979	1,113,853	1,290,827
Customization and other	394,628	180,643	509,519	387,695
Net Revenues	1,389,024	1,303,706	2,436,510	2,577,937

Cost of revenues, including depreciation and amortization of $163,501, $162,401, $349,689 and $320,088	517,863	409,458	935,183	899,821

Gross profit	871,161	894,248	1,501,327	1,678,116

General and administrative expense	466,837	457,600	904,695	941,354
Selling and marketing expense	327,845	184,543	655,464	358,657
Product maintenance and development expenses	265,300	215,590	640,958	446,311
Amortization	21,997	22,059	44,113	44,118

Income (loss) from operations	(210,818)	14,456	(743,903)	(112,324)

Beneficial interest and amortization of financing fees on convertible note	(163,670)	(67,686)	(163,670)	(135,373)
Interest income (expense), net	(10,185)	(13,405)	(11,338)	(27,776)

Loss before taxes	(384,673)	(66,635)	(918,911)	(275,473)

Provision for income taxes	3,463	3,300	11,082	6,713

Net loss	$(388,136)	$(69,935)	$(929,993)	$(282,186)

Deemed dividend on exercise of warrants	—	—	—	(98,399)

Net loss applicable to common stockholders	$(388,136)	$(69,935)	$(929,993)	$(380,585)

Loss per share – basic and diluted	$(0.03)	$(0.01)	$(0.07)	$(0.03)

Weighted average number of shares – basic and diluted	14,361,348	15,346,571	13,585,883	15,263,042
The accompanying notes are an integral part of these interim financial statements.

Statements of Cash Flows
For the months ended
June 30, 2004 and 2005 (unaudited)

	2004	2005
Cash flows from operating activities:
Net loss	$(929,993)	$(282,186)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	408,284	387,867
Beneficial interest and amortization of financing fees on convertible note	163,670	135,373
Stock based vendor payments	57,357	95,587
Allowance for doubtful accounts	25,000	8,493
Changes in assets and liabilities:
Accounts receivable	(266,451)	68,610
Prepaid and other assets	(79,972)	(9,439)
Due to publications	633,530	576,469
Accounts payable and accrued expenses	(273,179)	(440,820)
Deferred revenue and customer deposits	65,190	(94,951)

Net cash provided by (used in) operating activities	(196,564)	445,003

Cash flows from investing activities:
Purchase of Edgil Associates, Inc.	(85,000)	—
Additions to capitalized and purchased software	(310,112)	(66,489)
Purchase of property and equipment	(38,137)	(29,338)
Additions to intangible assets	(4,000)	—
Principal repayments of shareholder notes receivable	3,743	3,957

Net cash used in investing activities	(433,506)	(91,870)

Cash flows from financing activities:
Proceeds from issuance of convertible note payable	1,353,181	—
Principal repayments of convertible debt	—	(274,997)
Proceeds from exercises of options and warrants	167,579	587,935
Costs of conversion of Series A preferred stock	(14,978)	—
Principal repayments of notes payable	(10,500)	(10,500)
Principal repayments on capital leases	(17,740)	(14,463)

Net cash provided by financing activities	1,477,542	287,975

Net increase in cash and cash equivalents	847,472	641,108

Cash and cash equivalents at beginning of period	2,092,477	1,093,006

Cash and cash equivalents at end of period	$2,939,949	$1,734,114

Supplemental cash flow disclosure:
Taxes paid	$965	$15,215
Interest paid	$19,857	$52,102
Non cash investing and financing activities
Conversion of 1,443,457 shares of convertible preferred stock into equivalent shares of common stock – Note 5	$1,697,000	$—
Conversion of $225,000 of convertible note into 100,000 shares of common stock – Note 6	$225,000	$—
The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc. and Subsidiary
Notes To Interim Financial Statements
(Unaudited)
1.	General

The interim financial statements for AdStar, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its required minimum level of operations. At June 30, 2005, we had an accumulated deficit of $18,195,000. We have incurred significant recurring net losses. For the years ended December 2003 and 2004 we had net losses of $2,842,000 and $3,648,000, respectively and for the three and six months ended June 30, 2005 we had a net losses of $70,000 and $282,000, respectively, and a net cash inflow from operations of $445,000. Our 2003 and 2004 net losses were principally attributable to our continued shift of focus from an on-line business to an ASP business; in addition our 2004 net losses included a one-time $1,203,000 loss from abandoned acquisitions, recorded in the fourth quarter 2004. At June 30, 2005, the Company had negative working capital of $983,000 compared to $1,535,000 at December 31, 2004. The negative working capital is primarily a result of the 2004 net loss described above and funding of the convertible note during 2005 primarily used to fund the loss from abandoned acquisitions.

We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP product. Although there can be no assurance, we believe that the cash on hand of $1,734,000 at June 30, 2005, along with the increase in the cash flows we are currently generating, which we expect will continue, from operational cost cutting strategies, including a reduction in staff during the fourth quarter of 2004, a 5% decrease in the compensation of the Chief Executive, Technology and Operating Officers effective January 1, 2005, curtailment of our acquisition strategy and development projects, a reduction in cash outlays for previously accrued losses on abandoned acquisitions commencing in July 2004 and completed in November 2004, our ability to reduce contracted professionals, other cost saving measures combined with an expected increase in revenues and the additional $597,000 raised through the exercise of 702,850 warrants on January 5, 2005 will be sufficient to meet our anticipated working capital needs through June 30, 2006. In addition the Company continues to seek additional financings.

In February 2005, we received a letter from Nasdaq putting us on notice that the bid price of our Common Stock had fallen below their $1.00 per share minimum. Currently, our Common Stock is trading below $1.00. Pursuant to applicable

NASDAQ rules, we have been provided a 180-day grace period until August 17, 2005 to regain compliance by having the bid price of our Common Stock close at $1.00 per share or more for a minimum of 10 consecutive business days. On July 18, 2005 NASDAQ notified the Company that it had regained compliance.

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

For the six months ended June 30, 2005 and 2004, one customer accounted for 10.4% and one customer accounted for 13.3% of the Company’s revenues, respectively. At June 30, 2005, three customers in the aggregate accounted for 24.0% of the Company’s accounts receivable. The majority of the Company’s customers have historically consisted of newspapers and publishers of classified advertisements.

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

For the six months ended June 30, 2005 the weighted averages shares outstanding as used in the calculation of diluted loss per share does not include 1,612,687 and 338,420 respectively, of options and warrants to purchase common stock and 2,000,000 shares of common stock issuable upon the conversion of series B-2 preferred stock to common stock, as their inclusion would be antidilutive.

Software Development Costs

Costs to establish the technological feasibility of software applications developed by us are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, we capitalize a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. During the three and six months ended June 30, 2005 we capitalized $2,000 and $41,000, and amortized $136,000 and $270,000 in capitalized software costs, respectively. During the three and six months ended June 30, 2005 we expensed $216,000 and $446,000 in software development and maintenance costs.

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

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Statement No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of Statement No. 153 will have material impact on our results of operations or financial condition.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt the standard as of the effective date and does not expect the adoption of FIN 47 to have a material effect on the Company’s financial position, cash flows or results of operations for the year ending December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections–A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the standard as of the effective date and is currently evaluating the impact, if any, on the Company’s results of operations, financial position or cash flows.

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

The monthly transactions have not exceeded the contracted minimums during any month since inception and have stabilized at less than 20% of the guaranteed minimum resulting in amortization exceeding revenues recognized by $13,778. In November 2003, Tribune Company indicated to AdStar that a significant change in the programming was required to meet their internal requirements. Under the terms of the agreement, AdStar has to provide up to 2 full time equivalent programmers for such modifications at no additional charge. In accordance with Company policy management determined the carrying value of the FlexAd software application (Note 2) and the related service contract have a permanent impairment in value. As such during December 2003 management estimated that the expected future revenues were never likely to exceed total costs, and that under the existing transaction levels there is no assurance that Tribune would exercise its options to extend the contract. As such, we recorded an additional $170,000 in estimated costs to complete the additional programming requirement. In March 2005 the Company received final notification from CareerBuilder terminating the contract effective as of August 2005. During June 2005, as part of it’s ongoing quarterly analysis of the estimated costs to complete the additional programming requirement management reduced the remaining estimated costs to complete by $85,000, leaving a remaining accrual on the balance sheet of $63,000 at June 30, 2005. In addition during the three and six months ended June 30, 2005 the Company incurred $1,000 and $17,000, respectively, in costs recorded against the estimated costs to complete additional programming. Upon termination of the contract the Company will no longer be obligated to provide the 2 full time equivalent programmers.

5.	Convertible Note

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

The Company allocated the purchase price based on fair value and recorded a debt discount of approximately $734,000 consisting of the intrinsic value of the beneficial conversion of approximately $467,000 and the portion of the proceeds allocated to the warrants issued to the lenders of approximately $267,000, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the notes. The debt discount is being amortized as interest expense over the three-year term of the notes using the interest method.

During the six month period ending June 30, 2005, approximately $135,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $110,000. The non-cash portion was comprised of approximately $104,000 debt discount and $6,000 in prepaid finder fees amortized during the period. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the remaining 22 months of the note are approximately $135,000 for the remainder of 2005, $270,000 in 2006 and $80,000 in 2007. In the event the investors convert additional amounts of the debt or exercise all or part of the warrants, the Company will be required to amortize the remaining debt discount in the period in which the conversion or exercise occurs. In addition, the Company is exploring the possibility of refinancing this debt. Certain of the refinancing alternatives, if concluded prior to the end of the fiscal year, could require the accelerated amortization of the prepaid financing fees and debt discount.

Beginning on July 1, 2004 and recurring on the first day of each succeeding month thereafter, until the maturity date, April 12, 2007, the Company will make minimum monthly principal payments of $45,455 on the note, together with any accrued and unpaid interest that are due. Any principal amount that remains outstanding on the Maturity Date shall be due and payable on the Maturity Date. The net proceeds from the financing were primarily used to pursue the Company’s strategic acquisition strategy. The strategy was abandoned in December 2004.

6.	Exercise of warrants

In January 2005 the Company raised $597,423 from the exercise of 702,850 warrants at $0.85 per warrant. The warrants had been issued to Paulson Investment Company, or certain of its officers and employees, primarily as compensation for their services in prior securities offerings and originally had exercise prices ranging from $0.75 to $1.87 and expiration dates ranging from September 25, 2005 to March 31, 2009. On January 3, 2005, the Company offered an inducement to its warrant holders to exercise their warrants at a price of $.85, which was below the fair market value of $.99 per share at the closing price of the Company’s stock on January 4, 2005. As this offer only benefited a selected group common shareholders and was not broadly available to all common shareholders, the Company determined that the deemed dividend treatment was most appropriate. As such, this deemed dividend is treated in a manner similar to the preferred dividend. The Company calculated the deemed dividend as the difference between the fair market value of the Company’s common stock and the exercise price of the warrants on the date of conversion notice was accepted and signed. Therefore, in accordance with FASB 128, paragraph 9, a preferred (deemed) dividend is required to be added to net loss applicable to common shareholders.

7.	Notes payable

Pursuant to the Merger agreement the notes payable to the two former stockholders of Edgil were restated whereby each stockholder received $51,500 in principal payments upon the closing and the remaining $31,500 note balance, for each Stockholder, is to be repaid in six equal payments of principal along with all interest at a rate of 8% per annum, with the first payment to be made on the six month anniversary of the Effective Date (October 21, 2003) and each of the next five payments to be paid each six months thereafter, with the final payment to be made on the third anniversary of the Closing Date. Accordingly $10,500 and $21,000 in minimum principal pay downs are due during six and twelve-month periods ending March 31, 2005 and 2006, respectively.

8.	Officers notes receivable

In July 2002, AdStar entered into a loan transaction with Leslie Bernhard, President and Chief Executive Officer and Eli Rousso, Executive Vice President and Chief Technical Officer for $110,434 and $100,000, respectively. As part of the transaction, Ms. Bernhard and Mr. Rousso each issued to AdStar an unsecured, non-negotiable promissory note bearing interest at 5.56% with monthly principal and interest payments of $763 and $691, respectively. The note is payable on a monthly basis, with all remaining outstanding principal and interest amounts due on July 31, 2022. Concurrently, an outstanding note from Ms. Bernhard in the amount of $39,566 was restructured under the same terms and conditions as the aforementioned new note. The loans are forgiven if there is a change in control in AdStar or if the loan maker is dismissed for other than cause as defined by the loan and employment agreements. At June 30, 2005 the outstanding notes receivable balance was $228,400.

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

The Company has adopted the disclosure only provisions of SFAS No. 123. If compensation cost associated with the Company’s stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 123, the Company’s net loss for the six months ended June 30, 2004 and 2005 would have increased to the pro forma amounts indicated below:

		Six months ended June 30,
		2004	2005
Net loss – applicable to common stockholders	As reported	$(929,993)	$	$(380,585)
	Add: Stock based employee compensation included in reported loss	-0-		-0-
	Deduct: Employee compensation expense	(75,507)		(108,470)

	pro forma	$(1,005,500)		$(489,055)

Loss per share -	As reported	$(0.07)		$(0.03)
	pro forma	$(0.07)		$(0.03)
Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

11.	Stock based compensation

During the six months ended June 30, 2004 and 2005 the Company’s total revenues derived from related parties were $334,000 and $416,000 respectively.

12.	Noncash operating activities

During April 2005 the Company issued 127,449 shares of common stock as payment for $95,587 in outstanding accounts payable for legal services performed during 2004.

13.	Commitments and Contingencies

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
     Edgil’s credit card processing application currently operates in a license mode with installation fees and ongoing license and support fees. We plan to develop a transaction model for credit card processing hosted on AdStar’s infrastructure to be made available to both existing and new accounts.
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
     To maintain the momentum we created in 2003, we will continue to aggressively pursue the following:
•	cross selling papers on Web-based ad-taking and credit card processing;

•	pursuing third parties who can provide ad-taking capability to their customers by using our XML Gateway;

•	expanding services to our existing account base with additional AdStar products; and

•	acquisition of technologies that offer enhancements to ad-taking such as text messaging, sound, auction functions, order fulfillment and virtual tours where we receive fees when advertisers access these services through our transaction engine.
Results of Operations
     The following table sets forth the results of operations expressed as a percentage of revenues:
Three and six month periods ended June 30, 2005 and 2004

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
ASP, net	31%	36%	33%	35%
Licensing and software	41%	50%	46%	50%
Customization and other	28%	14%	21%	15%

Net revenues	100%	100%	100%	100%
Cost of revenues	37%	31%	39%	35%

Gross profit	63%	69%	61%	65%

General and administrative expense	33%	35%	37%	37%
Selling and marketing expense	24%	14%	27%	14%
Product maintenance and Development expenses	19%	17%	26%	17%
Amortization	2%	2%	2%	2%

Income (Loss) from operations	-15%	1%	-31%	-5%

Beneficial interest and amortization of financing fees on convertible note	-12%	-5%	-7%	-5%
Interest expense	-1%	-1%	—	-1%

Loss before taxes	-28%	-5%	-38%	-11%

Provision for income taxes	—	—	—	—

Net loss	-28%	-5%	-38%	-11%

Preferred dividend on exercise of warrants	—	—	—	-4%

Net loss applicable to common stockholders	-28%	-5%	-38%	-15%

Revenues
     Net revenues for the three months ended June 30, 2005 decreased to $1,304,000 in 2005 from $1,389,000 in 2004, a net decrease of $85,000 or 6%. The decrease is comprised of a net decrease of $214,000 or 54% in Customization and other revenues, partially offset by an increase of $85,000 or 15% in Licensing and software revenues and a net increase of $44,000 or 10% in ASP revenues.
     The decrease in customization and other revenues is primarily a result of a decrease in the quantity and value of customization projects during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. During the second quarter of 2004 we had several major customization projects in process for publications such as The Washington Post, the Atlanta Journal-Constitution (“AJC”) and The Boston Globe as compared to one major project relating to the MediaNewsGroup (“MNGi”) Interactive during the second quarter of 2005. In addition, we continued to generate revenues from the AJC automotive contract for additional customization change-order requests, we expect minor change-order requests to continue into September 2005. Customization to be performed on the remaining original contact, as amended, to complete AJC real estate and general merchandise components were delayed pending receipt of updated specifications. Work on real estate is expected to commence in late August and continue into the fourth quarter of 2005. Work on general merchandise is expected to commence in the fourth quarter of 2005 and may extend into the first quarter of 2006. The $85,000 increase in Licensing & Software revenues is primarily related to an increase in revenues from our EdgCapture software product line of which a net increase of 13 new customers accounted for $86,000, offset by 15 customers terminating their use of older Edgil products which accounted for $33,000, and a $36,000 increase on existing EdgCapture customers primarily as a result of a 3% across the board increase in annual support, maintenance and transaction volume fees. The increase of $44,000 in ASP revenue is comprised of a $25,000 increase from transaction volumes from existing customers and $19,000 from the addition of two new customers.
     Net revenues for the six months ended June 30, 2005 increased to $2,578,000 from $2,437,000 for 2004, a net increase of $141,000 or 6%. The increase is comprised of a net increase of $177,000 or 16% in licensing and software revenues, a net increase of $86,000 or 11% in ASP revenues, partially offset by a decrease of $122,000 or 24% in customization and other revenues.
     The decrease in customization and other revenues is primarily a result of a decrease in the quantity and value of customization projects during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. During the six month period ended June 30, 2004 we had several major customization projects in process for publications such as The Washington Post, the Atlanta Journal-Constitution and The Boston Globe as compared to one major project relating to the MediaNewsGroup Interactive during the second quarter of 2005. The increase in Licensing & Software revenues of $177,000 is primarily related to an increase in revenues from our EdgCapture software product line of which a net increase of 12 new customers accounted for $134,000, offset by 14 customers terminating their use using older Edgil products accounting for $47,000, and a $68,000 increase on existing EdgCapture customers primarily as a result of a 3% across the board increase in annual support, maintenance and transaction volume fees. The increase of $86,000 in ASP Revenue is comprised of a $50,000 increase in transaction volumes from existing customers and $36,000 from the addition of two new customers.
     We expect that revenues from our ASP product will continue to increase as we sign on new customers and continue to convert existing customers to adopt our XML Gateway (such as AJC and MNGi) along with the expected related increase in transaction volume we process on behalf of those customers.
Cost of revenues
     Cost of revenues consists primarily of the costs to customize and install software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs. Costs of revenues decreased 21% to $409,000 for the three months ended June 30, 2005 compared with $518,000 for the three months ended June 30, 2004. The $108,000 decrease is primarily due to an overall $8,000 increase in direct labor and overhead offset by a $116,000 relief of labor accruals of which $85,000 relates to an adjustment to the estimated loss recorded on the Tribune Company contract during the forth quarter 2003 and a $31,000 adjustment to contingent pre-acquisition contract costs on the Edgil product line. The Tribune agreement expires in August, 2005, we have an estimated $63,000 remaining in the accrual as of June 30, 2005. As a result of the accrual adjustments our gross profit margin increased to 69% for the three months ended June 30, 2005 from 63% for the three months ended June 30, 2004.
     Cost of revenues for the six months ended June 30, 2005 decreased by 4% to $900,000 from $935,000 for the six months ended June 30, 2005. The $35,000 decrease is primarily due to an overall $80,000 increase in direct labor and overhead offset by a $116,000 relief of labor accruals of which $85,000 relates to an adjustment to the estimated loss recorded on the Tribune Company contract during the forth quarter 2003 and a $31,000 adjustment to contingent pre-acquisition contract costs on the Edgil product line. The $80,000 increase in cost of revenues during the six months ended June 30, 2005 is primarily due to the increase in the labor and overhead costs associated with the increase in customization and other revenues during the first quarter of 2005. As a result of the accrual adjustments our gross profit margin increased to 65% for the six months ended June 30, 2005 from 62% for the six months ended June 30, 2004.
General and administrative expense
     General and administrative expense consists primarily of the cost of executive, administrative, accounting, finance, and personnel along with professional fees and public company related expenses. General and administrative expenses remained relatively constant, decreasing from $467,000 to $458,000 or 2% during the three months ended June 30, 2005 compared with the comparable period during 2004.
     General and administrative expenses increased from $905,000 to $941,000 or 4% during the six months ended June 30, 2005 compared the comparable period during 2004. The $37,000 increase is primarily comprised of $58,000 in consulting fees in connection with the our plan to obtain compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and contractual obligations to obtain Statement on Accounting Standards number 70 (“SAS 70”) certification as part of our customers’ compliance with Sarbanes-Oxley requirements, offset by an aggregate net decrease of $21,000 of all other costs. The deadline for companies that are not accelerated filers (companies with market capitalization under $75 million) to comply with the requirements of Section 404 of Sarbanes-Oxley has been extended by one year to the first fiscal year ending on or after July 15, 2006.
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
Selling and marketing expense
     Selling and marketing expense consists primarily of direct charges for advertising, sales promotion, marketing, trade shows, customer service, and business development. Selling expense decreased 44% during the three months ended June 30, 2005 to $185,000 from $328,000 during the three months ended June 30, 2004. The $143,000 decrease during 2005 is primarily comprised of a net decrease of $84,000 or 26% attributable to several one-time advertising and marketing projects and related consultants during the second quarter of 2004 with no similar projects or consultants during the same period of 2005 and a net decrease of $55,000 or 17% as a result of the reduction of two full time sales and marketing support employees that serviced the EdgCapture and EdgFlow software lines.
     Selling expense decreased 45% during the six months ended June 30, 2005 to $359,000 from $655,000 during the six months ended June 30, 2005. The $297,000 decrease is primarily comprised a net decrease of $100,000 or 15% attributable to the termination of our Senior Vice President of Sales and Marketing, a $89,000 or 14% net decrease due to a reduction of two full time sales and marketing support employees that serviced the EdgCapture and EdgFlow software lines and a $87,000 or 13% net decrease from several one-time advertising and marketing projects and related consultants during the second quarter of 2004 with no similar projects or consultants in the same period of 2005.
     During December 2004 our former Senior Vice President of Sales and Marketing opted to start his own sales and marketing company but agreed to continue to sell our product line via a commission plan. Since we are in a cost cutting and containment mode the Senior Vice President position is currently not contemplated to be replaced, those duties will now be shared by, among others our Vice President of Sales and Marketing, Chief Operating Officer and Chief Executive Officer. During July 2005 we reached an agreement whereby our former Senior Vice President of sales and marketing has agreed to become our full time Vice President of enterprise solutions under a new compensation plan whereby we pay his medical costs and the remainder of his compensation is on a commission only basis. We will continue the development and implementation of our strategic marketing plan and continue to build upon our existing relationships with Tribune Company, Cox Newspapers, Inc, Knight-Ridder, Inc., MediaNewsGroup interactive and other current and potential strategic partners.
Product maintenance and development costs
     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design and test the required technical infrastructure, and to perform software and Web-site maintenance, and other general routine fixes. The costs consist primarily of personnel related expenses for technical and design personnel, equipment maintenance and outside consultants. Product maintenance and development expenses for the three months ended June 30, 2005 decreased 19% to $216,000 from $265,000 during the three months ended June 30, 2004. The $49,000 decrease is primarily the result of net reductions in technical staffing levels when comparing the second quarters of 2005 to 2004.
     Product maintenance and development expenses for the six months ended June 30, 2005 decreased 30% to $446,000 from $641,000 for the six months ended June 30, 2004. The $195,000 decrease is primarily the result of reductions in technical staffing levels when comparing the first six months of 2005 to 2004.
     During June 2005, due to increased customer demand for customization and integration projects, we increased salaries on technical and design personnel who received the 5% salary reduction to reinstate their wages to pre-reduction salary levels, increased technical staffing by two full-time equivalents and contracted three project based outside consultants, at the end of the second quarter and the beginning of the third quarter of 2005. We expect the increased costs to be offset by revenues generated from the customization and integration projects as well as the ongoing revenues expected to be derived from an increase in transaction volume. The services of the three consultants are expected to be discontinued as the back-log of revenue generating projects are completed

Amortization of customer list
     Amortization of customer list consists of straight-line amortization of the Customer List purchased as part of the acquisition of Edgil on October 21, 2003. The Customer List is recorded at a valuation of $1,500,000, obtained by use of an independent valuation expert, and is being amortized over its estimated 17-year life. Amortization remained constant at approximately $22,000 and $44,000, respectively during the three-month and six-month periods ended June 30, 2005 compared to the same period in 2004.
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
     During the three-month period ending June 30, 2005, approximately $68,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $55,000. The non-cash portion was comprised of approximately $52,000 debt discount and $3,000 in prepaid finder fees amortized during the period. For the same period in 2004, approximately $164,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $153,000. The non-cash portion was comprised of approximately $107,000 of accelerated debt amortization as a result of the conversion of $225,000 in debt to equity, approximately $46,000 in debt discount and $3,000 in prepaid finder fees amortized during the period.
     During the six-month period ending June 30, 2005, approximately $135,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $110,000. The non-cash portion was comprised of approximately $104,000 debt discount and $6,000 in prepaid finder fees amortized during the period. For the same period in 2004, approximately $164,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $153,000. The non-cash portion was comprised of approximately $107,000 of accelerated debt amortization as a result of the conversion of $225,000 in debt to equity, approximately $46,000 debt discount and $3,000 in prepaid finder fees amortized during the period.
     The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the remaining 22 months of the note are approximately $135,000 for the remainder of 2005, $270,000 in 2006 and $80,000 in 2007. In the event the investors convert additional amounts of the debt or exercise all or part of the warrants, the Company will be required to amortize the remaining debt discount in the period in which the conversion or exercise occurs. In addition, the Company is exploring the possibility of refinancing this debt. Certain of the refinancing alternatives, if concluded prior to the end of the fiscal year, could require the accelerated amortization of the prepaid financing fees and debt discount.
Interest income (expense), net
     Interest Expense (net) was approximately $13,000 and $28,000 during the three months and six months ended June 30, 2005, respectively, compared to $10,000 and $11,000 in comparable periods in 2004. The increase is primarily due to interest expense of $15,000 and $30,000 during the three and six months ended June 30, 2005 related to the Laurus Convertible Note which was funded in April 2004 compared to $11,000 and $11,000 in the comparable periods in 2004. The Laurus convertible note has an interest rate of Prime minus 1%. Interest income has historically been attained by maintaining excess cash in an overnight investment sweep account. During 2004, it was determined that the fees to maintain the investment sweep account exceeded the interest received due the historically low overnight interest rates, accordingly we temporarily closed the investment sweep account and now only receive interest income from notes receivable from officers and a minor certificate of deposit account maintained as security on certain credit cards.
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
Liquidity and Capital Resources
     At June 30, 2005, we had an accumulated deficit of $18,195,000. We have incurred significant recurring net losses. For the years ended December 2003 and 2004 we had net losses of $2,842,000 and $3,648,000, respectively and for the three and six months ended June 30, 2005 we had net losses of $70,000 and $282,000, respectively. Our 2003 and 2004 net losses were principally attributable to our ongoing shift in focus from an on-line business to an ASP business with an expanded suite of products and our abandoned acquisition costs of $1,203,000 during 2004. We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP and payment processing products. The revenues from EdgCapture and related customization services reflected in our 2003 results consist only of activity from October 21 through December 31, since these services for our customer base were added through our acquisition of Edgil Associates on October 21, 2003.
     We believe that our cash on hand of $1,734,000 at June 30, 2005, the increase in the cash flows from operations we are currently generating, which we expect will continue, as a result of increased revenues and cost cutting strategies, including a reduction in staff during the fourth quarter 2004, a 5% reduction in the compensation of the Chief Executive, Technology and

Operating Officers, effective January 1, 2005, the curtailment of our acquisition strategy and development projects, other cost saving measures, the additional $597,000 raised through the exercise of warrants on January 5, 2005 and an expected increase in revenues will generate sufficient capital to meet our cash needs through the next twelve months. As a result, we believe that we will be in a position to take advantage of additional strategic acquisitions and revenue sharing arrangements should they present themselves. We are optimistic that our growing ASP business will continue to be accepted in the marketplace. However, our ability to sell ASP business products and service offerings during the current year may be hampered by the current unstable climate in the advertising market, the geo-political climate, including the war in Iraq, and state of the economy in general. These factors, coupled with possible competition from other vendors, the extended selling cycle in our industry, and customer delays in customization and implementations, could delay our ability to increase revenue to a level sufficient to cover our expenses. There is no assurance that management will be successful with its operating plan and, if events and circumstances occur such that we do not meet our plan as expected, and we are unable to raise additional financing, we may be required to further reduce certain discretionary spending, which could have a material adverse effect on AdStar’s ability to achieve our intended business objectives.
     Prior to 1999 we financed our business primarily from cash generated by operations. Subsequently, we have financed our business through a combination of cash generated from operations and debt and equity financings. In 2003 we raised net proceeds of $3,831,000 in equity and debt financings to fund operations and enhance and expand the product line we provide our customers, including the acquisition of Edgil. In 2004 we raised net proceeds of $1,515,000 which we used primarily to fund our acquisition and international expansion strategy. At June 30, 2005, the Company had negative working capital of $983,000 compared to $1,535,000 at December 31, 2004 a $552,000 improvement. The improvement in working capital is primarily a result of the impact of our cost cutting measures, as discussed above, the pay-down accrued expenses related to international expansion, the reduction of estimated accruals on loss contracts and pre-acquisition contingent labor costs, combined with $597,000 in proceeds from the exercise of 702,850 warrants in January 2005.
     As of June 30, 2005, we had cash and cash equivalents of approximately $1,734,000 compared to $1,093,000 as of December 31, 2004 a net increase of $641,000. The net increase in cash and cash equivalents was the result of $445,000 provided by operating activities and $288,000 provided by financing activities, offset by $92,000 used in investing activities.
     Net cash provided by operations during the six months ended June 30, 2005 was approximately $445,000 compared with $197,000 used in operations during the six months ended June 30, 2004, a $642,000 improvement. Net cash used in operating activities was primarily the result of a net loss of $282,000 less non-cash charges of $388,000 in depreciation and amortization, $135,000 in beneficial interest and amortization of financing fees on the convertible note, $95,000 in stock based vendor compensation, and $8,000 in allowance for doubtful accounts, net of a $69,000 decrease in accounts receivable, a $9,000 increase in prepaids and other assets, a $576,000 increase in due to publications, a $441,000 reduction in accounts payable and accrued expenses, and a $95,000 increase in deferred revenue and customer deposits. The decrease in accounts receivable is primarily due to the collection of customization revenues attributable to ongoing development work for Atlanta Journal Constitution and licensing and customization revenues from several new installations of the EdgCapture systems. The increase in due to publications was caused by a seasonal increase in the quantity ads by placed through our system. Historically, the seasonal nature of the classified advertising industry is comprised of greater volumes of newspaper ads placed in the first three quarters of the calendar year with a material drop-off in the fourth quarter. Due to publications is a result of contractual customer arrangements whereby we receive net proceeds daily on behalf of these customers for third party ads placed via credit card. These transactions are collected, reconciled monthly and submitted to the publication, net of processing fees, generally within 35 days from the month end. We have been providing this service at virtually no charge to customers since approximately December 2000 without any customer terminations. The decrease in accounts payable and accrued expenses is primarily due to the pay-down of accrued expenses related to international expansion, the reduction of estimated accruals on loss contracts payments associated with the abandoned acquisitions and pre-acquisition contingent costs.
     Net cash used in investing activities decreased to $92,000 during the six months ended June 30, 2005 compared with $434,000 during the six months ended June 30, 2004. The decrease of $342,000 is primarily the result of a $244,000 decrease in spending on capitalized and purchased software and a $85,000 decrease in costs associated with the acquisition of Edgil during 2005 compared to 2004. The reduction in spending on capitalized and purchased software is part of a conscious effort to reduce software enhancement projects to be more in line with a focused marketing based approach, the delay of certain development projects as a result of shifting certain technical staff from development projects to servicing major service contracts such as the Atlanta Journal Constitution and Media News Group Interactive projects, addressing technical matters related to SAS 70 compliance and the overall reduction in our technical staffing levels. We anticipate delayed development projects to commence late in the third quarter of 2005.
     Net cash provided by financing activities decreased to $288,000 during the six months ended June 30, 2005 compared with $1,478,000 during the six months ended June 30, 2004. During 2005, we received net proceeds of $588,000 primarily from the exercise of 702,850 warrants on January 5, 2005, compared to $168,000 during 2004, the $420,000 increase was offset by $275,000 in principal repayments on the Laurus note during the first six months of 2005. During the six months ended June 30, 2004 we received $1,353,000 in net proceeds from the Laurus note. During 2005 and 2004 the funds from financing activities were primarily used in operations.
     On July 1, 2004, and recurring on the first day of each succeeding month thereafter until the maturity date April 12, 2007, we began making the monthly installment payments consisting of $45,454.55 of principal and any accrued and unpaid interest on the Laurus Note. Any outstanding amounts due on the maturity date will be due and payable on the maturity date. For the past several months our common stock has been between trading between $0.68 and $1.50 therefore there can be no assurance in the near future that it will reach the conversion price of $2.25 per share, the price requiring mandatory conversion by the holder. Accordingly, for the near future, we have contemplated paying the monthly installments in cash as pert of our business plan.
     In February 2005, we received a letter from Nasdaq putting us on notice that the bid price of our Common Stock had fallen below their $1.00 per share minimum. Currently, our Common Stock is trading below $1.00. Pursuant to applicable NASDAQ rules, we have been provided a 180-day grace period until August 17, 2005 to regain compliance by having the bid price of our Common Stock close at $1.00 per share or more for a minimum of 10 consecutive business days. On July 18, 2005 NASDAQ notified the Company that it had regained compliance.
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
     Financial Reporting Release No. 60, which was issued by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in preparation of financial statements. The following is a brief discussion of our most critical accounting policies, including those methods affected by our more complex judgments and estimates.
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
     Licensing and Software; Customization and other revenues – We generate revenue from technology service contracts that generally contain multiple elements such as software customization services, monthly fees and post-contract customer support (“PCS”). Revenue from these arrangements is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions”. Accordingly, revenue is allocated to each element within the contract based on the relative fair values of those elements using vendor specific objective evidence. Revenue from monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement. Revenue from software customization services is recognized as the services are performed, using a percentage of completion methodology based on labor hours. We also provide customization services at the customers’ request and recognize revenue as the services are performed, using a percentage of completion methodology based on labor hours.
     Deferred revenue consists primarily of deferred revenues from long-term license and software contracts, PCS maintenance arrangements prepaid annually and customization and other revenues billed and paid in advance. Revenue from upfront license fees, monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement. Licenses and maintenance generally range from month–to-month up to 10 years on historical AdStar and 25 years and 1 to 5 years on historical Edgil, respectively. Since AdStar acquired Edgil all newly signed license and software contracts are generally 1 to 3 years in duration. Deferred revenues on the 25-year license arrangements were approximately $31,000, and on PCS contracts paid in advance and prepaid customer deposits are $235,000 as of June 30, 2005. Revenue from software customization services is recognized upon the completion of services. As part of the integration of Edgil into AdStar’s business model we are currently offering new Edgil contracts on terms and conditions similar to AdStar, generally one year or less in duration.
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
Software Development Costs
Costs to establish the technological feasibility of software applications developed by us are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, we capitalize a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. During the three and six months ended June 30, 2005 we capitalized $2,000 and $41,000, and amortized $136,000 and $270,000 in capitalized software costs, respectively. During the three and six months ended June 30, 2005 we expensed $216,000 and $446,000 in software development and maintenance costs.

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
Contractual Obligations, Commitments and Contingencies
We have contractual obligations and commitments primarily with regards to employment agreements for 3 of our current and 1of our former executives, a convertible note due in equal monthly principal installments payable over a 33 month period commencing July, 2004, certain non-cancelable operating lease obligations for office space and equipment, and capital lease obligations for computer equipment.
The following table aggregates our expected contractual obligations and commitments subsequent to June 30, 2005:

	Payments due by Periods for one year ending June 30,
				Beyond
Contractual obligations	2006	2007	2008	2009	Total
Employment agreements (1)	$569,214	$—	$—	$—	$569,214
Convertible debt	545,455	409,094	—	—	954,549
Interest on convertible debt	42,840	11,137	—	—	53,977
Capital lease commitments	3,822	—	—	—	3,822
Operating lease commitments	234,689	148,789	136,626	189,323	709,427
Notes payable to former stockholders	21,000	10,500	—	—	31,500

	$1,417,020	$579,520	$136,626	$189,323	$2,322,489

(1)	Includes a temporary reduction in compensation for the 3 executives with employment agreements. On December 31, 2004 as part of a company wide cost cutting strategy, all employees and officers with annual salaries greater then $50,000 who have been employed for greater than 1 year agreed to a temporary 5% reduction in compensation, commencing January 1, 2005. On June 1, 2005 all employees, except the 3 executives under contract, had their compensation returned to the December 31, 2005 rates. There are no accruals or repayment provisions for the reduction in compensation, although it is our intention to reinstate the compensation on a go-forward basis sometime in the future. For purposes of the future payments as defined below and elsewhere in this document we assume the reduction will be reinstated on June 30, 2006 although no formal decision has been made as to a reinstatement date, if any, at this time.

Item 3. Controls And Procedures
Evaluation of Disclosure Controls and Procedures. AdStar’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the AdStar’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, AdStar’s disclosure controls and procedures are effective to ensure that information required to be disclosed by AdStar in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In April 2005, AdStar issued to Marina Co. a nominee of the partners of Morse, Zelnick, Rose and Lander LLP, AdStar’s legal counsel, 127,449 shares of restricted common stock at fair market value as payment for $95,587 in legal services provided during 2004. This sale was exempt from registration pursuant to Sections 4(2) and 4(6) of the Act.
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

AdStar, Inc
(Registrant)

Date August 15, 2005	/s/ Leslie Bernhard

President & CEO

Date August 15, 2005	/s/ Anthony J. Fidaleo

Chief Financial Officer
(Principal Financial Officer)