Form 10KSB/A
period 2004-12-31
ADSTAR INC
filed 2005-09-29
CIK 1091599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

AdStar, Inc. is filing this Amendment No. 1 on Form 10-KSB/A (the “Amendment”) to its annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (which was filed with the Securities and Exchange Commission on March 31, 2005) to correct an inadvertent error in the language used in Item 1, Independent Auditor’s Report, page F-2.

Except for the amendment as described above, this Amendment does not modify or update the Company’s previously reported financial statements and other financial disclosures in, or exhibits to, the original filing.

ADSTAR, INC. AND SUBSIDIARY

Form 10-KSB/A Annual Report

FORWARD-LOOKING STATEMENTS

     Certain statements made in this Annual Report on Form 10-KSB/A are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of our early stage operations, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. The terms “we”, “our”, “us”, or any derivative thereof, as used herein shall mean AdStar, Inc., a Delaware corporation.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this annual report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See “Forward-Looking Statements” following the Table of Contents of this 10-KSB/A. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Date: September 28, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2005.

Signature	Title
Principal Executive Officer

/s/ Leslie Bernhard	President and Chief Executive Officer and Director

Leslie Bernhard

Principal Financial Officer

/s/ Anthony J. Fidaleo	Chief Financial Officer

Anthony J. Fidaleo

Directors

/s/ Eli Rousso	Director

Eli Rousso

/s/ Jeffrey Baudo	Director

Jeffrey Baudo

/s/ John C. Rudy	Director

John C. Rudy

/s/ Michael J. Jackson	Director

Michael J. Jackson

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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