Form 10QSB
period 2005-09-30
ADSTAR INC
filed 2005-11-15
CIK 1091599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
(310) 577-8255
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 7, 2005 the issuer had outstanding 16,157,273 shares of its common stock
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

FORM 10-QSB REPORT
September 30, 2005

		PAGE
PART I – FINANCIAL INFORMATION

Item 1.	Interim condensed financial statements (unaudited)

	Balance Sheet – September 30, 2005	3

	Statements of Operations For the three and nine month periods ended September 30, 2004 and 2005	4

	Statements of Cash Flows For the nine month periods ended September 30, 2004 and 2005	5

	Notes to Interim Financial Statements	6

Item 2.	Management’s Discussion and Analysis or plan of operation	16

Item 3.	Controls and Procedures	30

PART II – OTHER INFORMATION

	Item 6. Exhibits	30

SIGNATURES		31
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

AdStar, Inc. and Subsidiary
Consolidated Balance Sheet
September 30, 2005 (unaudited)

Assets

Current assets:
Cash and cash equivalents	$1,449,893
Accounts receivable, net of allowance for doubtful accounts and sales returns of $78,000	626,951
Notes receivable from officers – current portion	8,363
Prepaid and other current assets	124,582

Total current assets	2,209,789

Notes receivable from officers, net of current portion	218,019
Property and equipment, net	127,918
Capitalized and purchased software, net	1,168,485
Intangible assets, net	1,328,650
Goodwill	2,132,219
Other assets	30,194

Total assets	$7,215,274

Liabilities and Stockholders’ Equity

Current liabilities:
Due to publications	$1,573,685
Accounts payable and accrued expenses	739,501
Deferred revenue and customer deposits – current portion	147,932
Loans from stockholders, current portion	21,000
Capital lease obligations	305

Total current liabilities	2,482,423

Deferred revenue – net of current portion	30,012
Loans from stockholders, net of current portion	10,500
Convertible note	211,702

Total liabilities	2,734,637

Commitments and contingencies

Stockholders’ equity:
Convertible Preferred stock, par value $0.0001; authorized 5,000,000 shares; Series B-2, 2,000,000 issued and outstanding; liquidation preference of $1,800,417	1,342,404
Common stock, par value $0.0001; authorized 40,000,000 shares; 15,953,929 shares issued and outstanding	1,595
Additional paid-in capital	21,771,255
Treasury stock, par value $0.0001; 67,796 shares	(67,796)
Accumulated deficit	(18,566,821)

Total stockholders’ equity	4,480,637

Total liabilities and stockholders’ equity	$7,215,274

The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc. and Subsidiary
Statements of Operations
For the three and nine months ended
September 30, 2004 and 2005 (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
ASP, net	$440,282	$491,152	$1,253,420	$1,390,567
Licensing and software	551,118	639,771	1,664,972	1,930,598
Customization and other	272,437	262,151	781,956	649,846

Net Revenues	1,263,837	1,393,074	3,700,348	3,971,011

Cost of revenues, including depreciation and amortization of $151,980, $147,919, $477,707 and $471,724	549,105	470,141	1,484,288	1,369,962

Gross profit	714,732	922,933	2,216,060	2,601,049

General and administrative expense	479,498	477,472	1,384,194	1,418,826
Selling and marketing expense	322,417	161,296	977,881	519,953
Product maintenance and development expenses	331,068	210,627	972,026	656,938
Amortization	22,059	22,059	66,172	66,176

Income (loss) from operations	(440,310)	51,479	(1,184,213)	(60,844)

Beneficial interest, amortization of financing fees and additional non-cash interest on convertible note	(67,451)	(408,197)	(231,122)	(543,570)
Interest income (expense), net	(10,170)	(11,617)	(21,507)	(39,393)

Loss before taxes	(517,931)	(368,335)	(1,436,842)	(643,807)

Provision for income taxes	3,463	3,300	14,544	10,013

Net loss	$(521,394)	$(371,635)	$(1,451,386)	$(653,820)

Deemed dividends on exercise of warrants	—	—	—	(98,399)

Net loss applicable to common stockholders	$(521,394)	$(371,635)	$(1,451,386)	$(752,219)

Loss per share – basic and diluted	$(0.04)	$(0.02)	$(0.11)	$(0.05)

Weighted average number of shares – basic and diluted	14,491,204	15,483,143	13,889,859	15,337,215

The accompanying notes are an integral part of these interim financial statements.

Statements of Cash Flows
For the nine months ended
September 30, 2004 and 2005 (unaudited)

	2004	2005
Cash flows from operating activities:
Net loss	$(1,451,386)	$(653,821)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	595,180	573,807
Beneficial interest and amortization of financing fees on convertible note	228,121	543,570
Stock based vendor payments	80,057	93,087
Allowance for doubtful accounts	25,000	(5,540)
Changes in assets and liabilities:
Accounts receivable	(232,861)	(36,757)
Prepaid and other assets	(223,668)	30,735
Due to publications	659,049	274,756
Accounts payable and accrued expenses	(348,839)	(649,651)
Deferred revenue and customer deposits	156,914	(182,374)

Net cash used in operating activities	(512,433)	(12,188)

Cash flows from investing activities:
Purchase of Edgil Associates, Inc.	(85,000)	—
Additions to capitalized and purchased software	(423,964)	(78,497)
Purchase of property and equipment	(26,578)	(39,176)
Additions to intangible assets	(6,003)	—
Principal repayments of shareholder notes receivable	5,653	5,975

Net cash used in investing activities	(535,892)	(111,698)

Cash flows from financing activities:
Proceeds from issuance of convertible note payable	1,348,514	—
Principal repayments of convertible debt	(45,454)	(411,360)
Proceeds from exercises of options and warrants	167,579	920,613
Costs of conversion of Series A preferred stock	(30,181)	—
Principal repayments of notes payable	(10,500)	(10,500)
Principal repayments on capital leases	(24,833)	(17,980)

Net cash provided by financing activities	1,405,125	480,773

Net increase in cash and cash equivalents	356,800	356,887

Cash and cash equivalents at beginning of period	2,092,477	1,093,006

Cash and cash equivalents at end of period	$2,449,277	$1,449,893

Supplemental cash flow disclosure:
Taxes paid	$3,548	$16,795
Interest paid	$32,008	$67,624
Non cash investing and financing activities
Conversion of 1,443,457 shares of convertible preferred stock into equivalent shares of common stock – Note 4	$1,697,840	$—
Conversion of convertible note into shares of common stock – Note 5	$225,000	$470,000
Issuance of common stock to financial consultants	$32,000	$93,087
Issuance of common stock to technical consultants	$80,087	$—
The accompanying notes are an integral part of these interim financial statements.

AdStar, Inc. and Subsidiary
Notes To Interim Financial Statements
(Unaudited)
1.	General

The interim financial statements for AdStar, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its required minimum level of operations. At September 30, 2005, we had an accumulated deficit of $18,466,000. We have incurred significant recurring net losses. For the years ended December 2003 and 2004 we had net losses of $2,842,000 and $3,648,000, respectively and for the three and nine months ended September 30, 2005 we had a net losses from operations of $372,000 and $653,000, respectively, and a net cash outlay from operations of $12,000. Our 2003 and 2004 net losses were principally attributable to our continued shift of focus from an on-line business to an ASP business; in addition our 2004 net losses included a one-time $1,203,000 loss from abandoned acquisitions, recorded in the fourth quarter 2004. At September 30, 2005, the Company had negative working capital of $273,000 compared to $1,535,000 at December 31, 2004. The negative working capital is primarily a result of the 2004 net loss described above and funding of the convertible note during 2005. Net proceeds from the convertible note were primarily used to fund the 2004 loss from abandoned acquisitions.

We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP product. Although there can be no assurance we believe that the cash on hand of $1,450,000 at September 30, 2005, the expected increase in cash flows from operations and a decrease in cash outlays of approximately $576,000 over the next 12 months from savings on principal and interest payments as a result of the conversion of the convertible note into equity will be sufficient to meet our anticipated working capital needs through September 30, 2006. We expect cash flows from operations to increase as a result of: operational cost cutting strategies, including a reduction in staff during the fourth quarter of 2004, a 5% decrease in the compensation of the Chief Executive, Technology and Operating Officers effective January 1, 2005; curtailment of our acquisition strategy and development projects; a reduction in cash outlays for previously accrued losses on abandoned acquisitions ending in December 2005; coupled with our ability to reduce contracted professionals and an expected increase in revenues. We believe the additional $597,000 in gross proceeds raised through the exercise of 702,850 warrants on January 5, 2005, the $341,000 in gross proceeds as a result of the exercise of 360,084 in incentive stock options primarily exercised during third quarter 2005 and the addition of 4 new publications utilizing our credit card processing services on a go forward basis, are sufficient to offset short term cash deficiencies created as a result of our abandoned acquisition strategy during 2004, the one time fourth quarter cash payments from credit card processing totaling $268,000 in due to publications as a result of the loss of five publications during the quarter ended September 30, 2005 and up front costs to complete major new contracts. In addition the Company continues to seek additional financings.
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
In February 2005, we received a letter from Nasdaq putting us on notice that the bid price of our Common Stock had fallen below their $1.00 per share minimum. Pursuant to applicable NASDAQ rules, we were provided a 180-day grace period until August 17, 2005 to regain compliance by having the bid price of our Common Stock close at $1.00 per share or more for a minimum of 10 consecutive business days. On July 18, 2005 NASDAQ notified the Company that it had regained compliance.
2.	Summary of Significant Accounting Policies

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.

For the nine months ended September 30, 2005 and 2004, one customer accounted for 10.0% and one customer accounted for 10.1% of the Company’s revenues,

respectively. At September 30, 2005, three customers in the aggregate accounted for 26.7% of the Company’s accounts receivable. The majority of the Company’s customers have historically consisted of newspapers and publishers of classified advertisements.
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

For the nine months ended September 30, 2005 the weighted averages shares outstanding as used in the calculation of diluted loss per share does not include 1,463,047 and 327,620 respectively, of options and warrants to purchase common stock and 2,000,000 shares of common stock issuable upon the conversion of series B-2 preferred stock to common stock, as their inclusion would be antidilutive.

Software Development Costs

Costs to establish the technological feasibility of software applications developed by us are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, we capitalize a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. During the three and nine months ended September 30, 2005 we capitalized $6,000 and $47,000, and amortized $121,000 and $391,000 in capitalized software costs, respectively. During the three and nine months ended September 30, 2005 we expensed $211,000 and $657,000 in software development and maintenance costs.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The

Company will adopt the standard as of the effective date and is currently evaluating the impact, if any, on the Company’s results of operations, financial position or cash flows.

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

On March 18, 2002, the Company entered into a series of agreements with Tribune Company (“Tribune”) and sold 1,443,457 shares of Series A convertible preferred stock for approximately $1.8 million. The Company recorded the $1.8 million investment in Series A convertible Preferred Stock at cost, which approximated fair value. The Company converted the Series A convertible preferred stock into an equivalent number of the Company’s common stock on April 1, 2004.

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

As of December 31, 2003, $294,063 in development and customization costs associated with the FlexAds application have been capitalized net of a write down of $316,462 (Note 2). As of December 31, 2003 the Company had launched the FlexAds service on eight Tribune newspapers and commenced full amortization of the cost of the development and customization effort over the maximum 5-year period of the contract. Under the terms of the agreement the Company received $7,500 minimum monthly payments for up to 60 months comprised of a 36-month contract with two 12-month options which automatically renew unless Tribune provides 180-day notice. The Company commenced recognition of revenue from the $7,500 minimum monthly fee under the agreement on a straight-line basis during August 2002. In October 2004 the company received formal notification from CareerBuilder terminating the contract at the end of the initial contract period, August 2005.

The monthly transactions have not exceeded the contracted minimums during any month since inception and have stabilized at less than 20% of the guaranteed minimum resulting in amortization exceeding revenues recognized by $13,778. In November 2003, Tribune Company indicated to AdStar that a significant change in the programming was required to meet their internal requirements. Under the terms of the agreement, AdStar was to provide up to 2 full time equivalent programmers for such modifications at no additional charge. In accordance with Company policy management determined the carrying value of the FlexAd software application (Note 2) and the related service contract have a permanent impairment in value. As such during December 2003 management estimated that the expected future revenues were never likely to exceed total costs, and that under the existing transaction levels there is no assurance that Tribune would exercise its options to extend the contract. As such, we recorded an additional $170,000 in estimated costs to complete the additional programming requirement. In March 2005 the Company received final notification from CareerBuilder terminating the contract effective as of August 2005. During September 2005, as part of it’s ongoing quarterly analysis of the estimated costs to complete the additional programming requirement management reduced the remaining estimated costs to complete by $58,000 reducing to $0.00 the remaining accrual on the balance sheet at September 30, 2005. In addition during the three and nine months ended September 30, 2005 the Company incurred $5,000 and $22,000, respectively, in costs recorded against the estimated costs to complete additional programming. Upon termination of the contract in August 2005 the Company is no longer obligated to provide the 2 full time equivalent programmers.

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

On September 23, 2005 AdStar offered Laurus Master Fund the opportunity to convert the balance (approximately $820,000, including principal and unpaid interest) of its convertible note at a price of $1.88 (82.5% of the closing price on the date of offer) per share during the 20 trading day period commencing on the delivery of the offer but, without AdStar’s written consent, no more than 250,000 shares during the first 10 trading days following such delivery. The offer was cancelable or deferrable by AdStar prior to the end of the initial 10-day period with respect to the second 10-day period. Under the terms of the offer Laurus Master Fund opted to convert $470,000 in note principal into 250,000 shares of AdStar common stock through September 30, 2005 and converted the remaining note principal balance of $348,000 during October 2005 (see Note 14).

During the nine month period ending September 30, 2005, approximately $203,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $164,000. The non-cash portion was comprised of approximately $156,000 debt discount and $8,000 in prepaid finder fees amortized during the period. In addition, during September 30, 2005 the conversion of $470,000 in principal accelerated the realization of approximately 240,000 of prepaid financing fees and debt discount as interest expense, including a non-cash portion of approximately $195,000. The non-cash portion was comprised of approximately $184,000 debt discount and $11,000 in prepaid finder fees. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the remaining 8 months of amortization are approximately $178,000, which was subsequently expensed in October 2005 upon conversion of the remaining convertible note principal balance during October 2005 (see Note 14).

The Company offered an inducement to its convertible note holders to convert their note into shares of AdStar common stock at a price of $1.88, which was below the fair market value at the closing price of the Company’s stock on the dates of conversion during September 2005. As such the Company recorded additional non-cash interest expense of approximately $100,000 on the dates of conversion. The Company calculated the additional non-cash interest as the difference between the fair market value of the Company’s common stock and the fixed conversion price (82.5% of the closing price on the date of offer) of the convertible note on the dates the Company received and accepted the conversion notices.

6.	Exercise of warrants

In January 2005 the Company raised $597,423 from the exercise of 702,850 warrants at $0.85 per warrant. The warrants had been issued to Paulson Investment Company, or certain of its officers and employees, primarily as compensation for their services in prior securities offerings and originally had exercise prices ranging from $0.75 to $1.87 and expiration dates ranging from September 25, 2005 to March 31, 2009. On January 3, 2005, the Company offered an inducement to its warrant holders to exercise their warrants at a price of $.85, which was below the fair market value of $.99 per share at the closing price of the Company’s stock on January 4, 2005. As this offer only benefited a selected group of common shareholders and was not broadly available to all common shareholders, the Company determined that the deemed dividend treatment was most appropriate. As such, this deemed dividend is treated in a manner similar to the preferred dividend. The Company calculated the deemed dividend as the difference between the fair market value of the Company’s common stock and the exercise price of the warrants on the date of conversion notice was accepted and signed. Therefore, in accordance with FASB 128, paragraph 9, a preferred (deemed) dividend is required to be added to net loss applicable to common shareholders. The company recorded a deemed dividend of approximately $98,000 as the fair market value of the Company’s common stock exceeded the exercise price on the date of conversion.

7.	Notes payable

Pursuant to the Merger agreement the notes payable to the two former stockholders of Edgil were restated whereby each stockholder received $51,500 in principal payments upon the closing and the remaining $31,500 note balance, for each Stockholder, is to be repaid in six equal payments of principal along with all interest at a rate of 8% per annum, with the first payment to be made on the nine month anniversary of the Effective Date (October 21, 2003) and each of the next five payments to be paid each nine months thereafter, with the final payment to be made on the third anniversary of the Closing Date. Accordingly $10,500 in minimum principal pay downs are due during October 2005, March and October 2006.

8.	Officers notes receivable

In July 2002, AdStar entered into a loan transaction with Leslie Bernhard, President and Chief Executive Officer and Eli Rousso, Executive Vice President and Chief Technical Officer for $110,434 and $100,000, respectively. As part of the transaction, Ms. Bernhard and Mr. Rousso each issued to AdStar an unsecured, non-negotiable promissory note bearing interest at 5.56% with monthly principal and interest payments of $763 and $691, respectively. The note is payable on a monthly basis, with all remaining outstanding principal and interest amounts due on July 31, 2022. Concurrently, an outstanding note from Ms. Bernhard in the amount of $39,566 was restructured under the same terms and conditions as the aforementioned new note. The loans are forgiven if there is a change in control in AdStar or if the loan maker is dismissed for other than cause as defined by the loan and employment agreements. At September 30, 2005 the outstanding notes receivable balance was $226,400.

9.	Due to publications

The Company processes credit cards on behalf of certain of its customers as part of ASP services provided. Due to publications is a result of contractual customer arrangements whereby we receive net proceeds daily on behalf of these customers for third party ads placed via credit card. These transactions are collected, reconciled monthly and submitted to the publication, net of processing fees, generally within 35 days from the month end. We have been providing this service at virtually no charge to customers since approximately December 2000.

During the quarter ended September 30, 2005 we added one new publication and five publications terminated our service. In the fourth quarter we expect 3 additional new publications to go online using our credit card processing service. The new publication resulted in a one-time increase in cash and the related due to publications liability of approximately $65,000 offset by a reduction in cash inflows from credit card processing services of $268,000 and related decrease in due to publications during the quarter ended September 30, 2005. In addition we will incur a one time payout of approximately $268,000 in aggregate to the five terminated customers during the fourth quarter 2005 which will be partially offset by the one-time inflow of cash, the amount of which cannot be estimated at this time, from the three new publications expected to launch during the fourth quarter 2005 and an expected additional $100,000 increase from the new publication launched in September 2005.

10.	Stock based compensation

The Company has adopted the disclosure only provisions of SFAS No. 123. If compensation cost associated with the Company’s stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 123, the Company’s net loss for the nine months ended September 30, 2004 and 2005 would have increased to the pro forma amounts indicated below:

		Nine months ended September 30,
		2004	2005
Net loss – applicable to common stockholders	As reported	$(1,451,386)	$(752,219)
	Add: Stock based employee compensation included in reported loss	-0-	-0-
	Deduct: Employee compensation expense	(225,615)	(154,684)

	pro forma	$(1,677,001)	$(906,903)

Loss per share -	As reported	$(0.11)	$(0.05)
	pro forma	$(0.12)	$(0.06)
Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.
11.	Related party transactions

During the nine months ended September 30, 2004 and 2005 the Company’s total revenues derived from related parties were $557,000 and $607,000 respectively.

12.	Noncash operating activities

During April 2005 the Company issued 127,449 shares of common stock as payment for $95,587 in outstanding accounts payable for legal services performed during 2004.

During September 2005 Laurus Master Fund opted to convert $470,000 in note principal into 250,000 shares of AdStar common stock.

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

14.	Subsequent event

On September 23, 2005 AdStar offered Laurus Master Fund the opportunity to convert the balance (approximately $820,000, including principal and unpaid interest) of its convertible note at a price of $1.88 (82.5% of the closing price on the date of offer) per share during the 20 trading day period commencing on the delivery of the offer but, without AdStar’s written consent, no more than 250,000 shares during the first 10 trading days following such delivery. The offer was cancelable or deferrable by AdStar prior to the end of the initial 10-day period with respect to the second 10-day period.

Under the terms of the offer Laurus Master Fund opted to convert $470,000 in note principal into 250,000 shares of AdStar common stock through September 30, 2005 and converted the remaining $348,000 in principal balance into 185,205 shares of AdStar common stock from October 1 through October 12, 2005. The October 2005 conversion will accelerate the realization of the remaining 178,000 of prepaid financing fees and debt discount as interest expense during the fourth quarter 2005, including a non-cash portion of approximately $144,000. The non-cash portion is comprised of approximately $136,000 debt discount and $8,000 in prepaid finder fees. Note 5.

The Company offered an inducement to its convertible note holders to convert their note into shares of AdStar common stock at a price of $1.88, which was below the fair market value at the closing price of the Company’s stock on the dates of conversion during October 2005. As such the Company recorded additional non-cash interest expense of approximately $80,000 on the dates of conversion. The Company calculated the additional non-cash interest as the difference between the fair market value of the Company’s common stock and the fixed conversion price (82.5% of the closing price on the date of offer) of the convertible note on the dates the Company received and accepted the conversion notices.

Item 2. Management’s Discussion and Analysis or Plan of Operation
The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this quarterly report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and are subject to the “Risk Factors” included in our Annual Report on Form 10-KSB/A for our fiscal year ended December 31, 2004. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.
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
     Our new e-business application suite includes four main products that can be purchased separately or as a fully integrated software solution:
•	Professional software – This technology is designed for use by the professional marketplace. Specifically, the applications accept transmissions from classified advertising agencies and large corporations using advanced Web-based technology. The software includes sophisticated pricing algorithms to provide for maximum flexibility and intricate design resources to provide unlimited creative capabilities.

•	ASP Web site technology – This technology is a publisher-specific ad-taking Web site service designed to enhance a publication’s Web site by allowing the general public to execute transactions to purchase classified advertising. Specifically, it is an integrated application suite that offers visitors to a newspaper’s Web page the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. This product allows a publication to completely outsource the classified ad-taking power of their Web site whereby the publication receives incremental revenue at a very low incremental cost. We handle all functions associated with this revenue source. We furnish and host the application suite, run the technology, monitor the transactions throughout the session, handle the payment authorization and settlement process, electronically deliver the ad text to the newspaper, and provide customer service support to the newspaper’s customers. We provide all the technical and application expertise, customer support, and security measures that the publication needs to get an application up and running in a short time. Typically, we are able to process many more ads and do so much more quickly and affordably than the publisher could do internally. In addition, this software solution provides tools to evaluate performance, provide additional customer care, and increase future revenue opportunities. We provide the means to deliver highly personalized email communications to existing customers for the purpose of creating additional revenues and creating a profitable, long-term relationship.

•	XML Gateway (Application Programming Interface) — This technology allows third parties, internal newspaper applications, and niche Web publishers to facilitate the processing of classified advertising. Use of AdStar’s infrastructure and incorporating Web based ad taking for print, or for print in combination with an online ad, into their applications.

•	Credit Card Processing - With the acquisition of Edgil Associates in October of 2003, we have added the ability to offer to newspapers credit card processing for use in phone rooms accepting classified ads, subscription departments or for any other transaction that requires a credit card. Edgil offers system integration services, installation support, training and customer service. Edgil’s proprietary “EdgCapture” payment processing software processes over 12 million newspaper advertising and circulation transactions annually for Tribune Company, Gannett Company, Inc., Knight-Ridder, Inc., Copley Press, Inc., the New York Times, Advance Publications, Inc., Cox Enterprises, Inc., and Village Voice Media, Inc. as well as many independent daily and specialty publications. Edgil’s product strategy focuses on providing newspapers with the financial benefits afforded by reduced labor costs and lower credit card processing discount rates. Edgil’s experience with integration services has given the “EdgCapture” product line the technical differentiation to meet the specific credit card processing requirements of the publishing industry.
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
Recent developments
     During the third quarter we moved forward with our implementation of Manheim’s Dealer Advertising System. Adstar’s technology allows dealers to use Manheim’s application to create and deliver classified ads for publication in print version of newspapers and on newspaper-owned web sites. A beta test was conducted with a select number of Manheim dealers, who were able to place classified advertising directly into the publishing system of the Atlanta Journal Constitution, Cox Media’s flagship newspaper. As discussed in press releases, full rollout is expected in the Atlanta market in November for all Manheim dealers, followed by other Cox markets i.e. West Palm Beach, Austin and Dayton. National rollout expected to commence in 2006
Results of Operations
The following table sets forth the results of operations expressed as a percentage of revenues:
Three and nine month periods ended September 30, 2005 and 2004

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
ASP, net	35%	35%	34%	35%
Licensing and software	43%	46%	45%	49%
Customization and other	22%	19%	21%	16%

Net revenues	100%	100%	100%	100%
Cost of revenues	43%	34%	40%	34%

Gross profit	57%	66%	60%	66%

General and administrative expense	38%	34%	37%	36%
Selling and marketing expense	26%	12%	27%	13%
Product maintenance and Development expenses	26%	15%	26%	17%
Amortization	2%	2%	2%	2%

Income (Loss) from operations	-35%	4%	-32%	-2%

Beneficial interest, amortization of financing fees and additional non-cash interest on convertible note	-5%	-29%	-6%	-14%
Interest expense	-1%	-1%	-1%	-1%

Loss before taxes	-41%	-26%	-39%	-16%

Provision for income taxes	—	—	—	—

Net loss	-41%	-26%	-39%	-16%

Deemed dividends on exercise of warrants and conversion of convertible debt to equity	—	—	—	-3%

Net loss applicable to common stockholders	-41%	-26%	-39%	-19%

Revenues
     Net revenues for the three months ended September 30, 2005 increased to $1,393,000 in 2005 from $1,264,000 in 2004, a net increase of $129,000 or 10%. The increase is comprised of a net increase of $89,000 or 16% in Licensing and software revenues, a net increase of $50,000 or 12% in ASP revenues, partially offset by a net decrease of $10,000 or 4% in Customization & other revenues.
     The increase in Licensing & Software revenues for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is primarily related to an increase in revenues from our EdgCapture software product line of which a net increase of 4 new publications accounted for $40,000, offset by 4 publications terminating their use of older Edgil products which accounted for a $7,000 decrease, a $72,000 increase on existing EdgCapture publications primarily as a result of a 3% across the board increase in annual support, maintenance and transaction volume fees, and a decrease of $16,000 due to the termination of 3 publications using the older AdStar license products. The increase of $50,000 in ASP revenue for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is comprised of a $46,000 increase in transaction volumes from existing publications, $34,000 from the addition of 20 new publications, partially offset by a net decrease of $29,000 due to the loss of 6 publications (of which 5 are Knight-Ridder, Inc (KRI) owned publications, we continue to provide various software services to 10 KRI publications ). Customization & Other remained relatively constant with a decrease of $10,000. During the third quarter of 2004, customization revenues were primarily derived from the automotive component of the customization project for the Atlanta Journal-Constitution (“AJC”). During the third quarter of 2005, the largest component of customization revenue was derived from a major customization to internationalize and train Os Diários Associados, one of Brazil’s largest media organizations, to host and license our web based ad-taking product. Additionally, the real estate component of the AJC project commenced and is expected to continue into the fourth quarter with the general merchandise component to commence as real estate winds down.
     Net revenues for the nine months ended September 30, 2005 increased to $3,971,000 from $3,700,000 for 2004, a net increase of $271,000 or 7%. The increase is comprised of a net increase of $266,000 or 16% in licensing and software revenues, a net increase of $137,000 or 11% in ASP revenues, partially offset by a decrease of $132,000 or 17% in customization and other revenues.
     The increase in Licensing & Software revenues of $266,000 during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is primarily related to an increase in revenues from our EdgCapture software product line of which a net increase of 4 new publications accounted for $117,000, offset by 5 publications terminating their use of older Edgil products which accounted for a $19,000 decrease, a $189,000 increase on existing EdgCapture publications primarily as a result of a 3% across the board increase in annual support, maintenance and transaction volume fees, and a decrease of $20,000 due to the termination of 4 publications using the older AdStar license products. The increase of $137,000 in ASP revenue for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is comprised of a $90,000 increase in transaction volumes from existing publications, $70,000 from the addition of 20 new publications, partially offset by a decrease of $30,000 due to the termination of 6 publications. The decrease in customization and other revenues of $132,000 is primarily a result of a decrease of $152,000 offset by a $20,000 increase in customization projects related to the Edgil and AdStar software product lines respectively during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The $152,000 decrease was due to a reduction in both the number and value of customization projects. While the $20,000 increase was primarily due to the larger number of smaller dollar value projects in 2005 offsetting the revenue from two major projects in 2004. During the nine month period ended September 30, 2004 we had several major customization projects in process for publications such as The Washington Post, the Atlanta Journal-Constitution and The Boston Globe as compared to three smaller value projects relating to the MediaNews Group Interactive (MNGi), AJC and Associados during the comparable period of 2005.

     We expect that revenues from our ASP product will continue to increase as we sign on new customers and continue to convert existing customers to adopt our XML Gateway (such as AJC, Manheim Interactive, Inc. and MNGi) along with the expected related increase in transaction volume we process on behalf of those customers.
Cost of revenues
     Cost of revenues consists primarily of the costs to customize and install software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs. Costs of revenues decreased 14% to $470,000 for the three months ended September 30, 2005 compared with $549,000 for the three months ended September 30, 2004. The $79,000 decrease is primarily due to an overall $18,000 decrease in direct labor and overhead and a $61,000 net relief of labor accruals of which $52,000 relates to an adjustment to the estimated loss recorded on the Tribune Company contract during the forth quarter 2003. The Tribune agreement expired in August 2005 and, accordingly, we have written off the remaining accrual during the quarter ended September 30, 2005. As a result of the accrual adjustments our gross profit margin increased to 66% for the three months ended September 30, 2005 from 57% for the three months ended September 30, 2004.
     Cost of revenues for the nine months ended September 30, 2005 decreased by 8% to $1,370,000 from $1,484,000 for the nine months ended September 30, 2005. The $114,000 decrease is primarily due to a $177,000 relief of labor accruals of which $137,000 relates to an adjustment to the estimated loss recorded on the Tribune Company contract during the fourth quarter 2003 and a $31,000 adjustment to contingent pre-acquisition contract costs on the Edgil software product line, offset by an overall $63,000 increase in direct labor and overhead. As a result of the accrual adjustments our gross profit margin increased to 66% for the nine months ended September 30, 2005 from 60% for the nine months ended September 30, 2004.
General and administrative expense
     General and administrative expense consists primarily of the cost of executive, administrative, accounting, finance, and personnel along with professional fees and public company related expenses. General and administrative expenses remained relatively constant; decreasing from $479,000 to $477,000 during the three months ended September 30, 2005 compared with the comparable period during 2004.
     General and administrative expenses increased from $1,384,000 to $1,419,000 or 3% during the nine months ended September 30, 2005 compared the comparable period during 2004. The $35,000 increase is primarily comprised of $72,000 in consulting fees in connection with the our plan to obtain compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and contractual obligations to obtain Statement on Accounting Standards number 70 (“SAS 70”) certification as part of our customers’ compliance with Sarbanes-Oxley requirements, offset by an aggregate net decrease of $37,000 of all other costs. The deadline for companies that are not accelerated filers (companies with market capitalization under $75 million) to comply with the requirements of Section 404 of Sarbanes-Oxley has been extended by one year to the first fiscal year ending on or after July 15, 2006.
     Management believes that our existing executive staffing levels are sufficient to allow for significant growth without the need to add personnel and related costs for the foreseeable future. However, the impact of complying with and maintaining compliance with Sarbanes-Oxley and

SAS 70 has not been fully analyzed at this time and may require the addition of personnel and/or systems to adequately meet the requirements
Selling and marketing expense
     Selling and marketing expense consists primarily of direct charges for advertising, sales promotion, marketing, trade shows, customer service, and business development. Selling expense decreased 50% during the three months ended September 30, 2005 to $161,000 from $322,000 during the three months ended September 30, 2004. The $161,000 decrease during 2005 is primarily comprised of a net decrease of $54,000 or 17% attributable to the termination of our Senior Vice President of Sales and Marketing, net decrease of $51,000 or 16% due to international expansion costs during the third quarter of 2004 that were reclassified as Abandoned Acquisition Costs in the fourth quarter of 2004, $33,000 or 10% as a result of the reduction of two full time sales and marketing support employees that serviced the EdgCapture and EdgFlow software lines and $15,000 attributable to several one-time advertising and marketing costs and related consultants during the third quarter of 2004 with no similar costs or consultants during the same period of 2005.
     Selling expense decreased 47% during the nine months ended September 30, 2005 to $520,000 from $978,000 during the nine months ended September 30, 2005. The $458,000 decrease is primarily comprised a net decrease of $133,000 or 14% attributable to the termination of our Senior Vice President of Sales and Marketing, $101,000 or 10% net decrease from several one-time advertising and marketing costs and related consultants during the second quarter of 2004 with no similar costs or consultants in the same period of 2005, a $97,000 or 10% net decrease due to a reduction of two full time sales and marketing support employees that serviced the EdgeCapture and EdgFlow software lines and a decrease of $52,000 or 5% due to international expansion costs during 2004 that were reclassified as Abandoned Acquisition Costs in the fourth quarter of 2004.
     During the first quarter 200 our former Senior Vice President of Sales and Marketing opted to start his own sales and marketing company but agreed to continue to sell our product line via a commission plan. Since we are in a cost cutting and containment mode the Senior Vice President position is currently not contemplated to be replaced, and those duties will now be shared by, among others our Vice President of Sales and Marketing, Chief Operating Officer and Chief Executive Officer. During July 2005 we reached an agreement whereby our former Senior Vice President of Sales and Marketing has agreed to become our full time Vice President of enterprise solutions under a new compensation plan whereby we pay his medical costs and the remainder of his compensation is on a commission only basis. We will continue the development and implementation of our strategic marketing plan and continue to build upon our existing relationships with Tribune Company, Cox Newspapers, Inc., MediaNews Group interactive and other current and potential strategic partners.
Product maintenance and development costs
     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design and test the required technical infrastructure, and to perform software and Web-site maintenance, and other general routine fixes. The costs consist primarily of personnel related expenses for technical and design personnel, equipment maintenance and outside consultants. Product maintenance and development expenses for the three months ended September 30, 2005 decreased 36% to $211,000 from $331,000 during the three months ended September 30, 2004. The $120,000 decrease is primarily the result of net reductions in technical staffing levels and wages when comparing the third quarters of 2005 to 2004.

     Product maintenance and development expenses for the nine months ended September 30, 2005 decreased 32% to $656,000 from $972,000 for the nine months ended September 30, 2004. The $316,000 decrease is primarily the result of reductions in technical staffing levels and wages when comparing the first nine months of 2005 to 2004.
     During June 2005, due to increased customer demand for customization and integration projects, we increased salaries on technical and design personnel who received the 5% salary reduction effective January 1, 2005 to reinstate their wages to pre-reduction salary levels. We also increased technical staffing by two full-time equivalents. We utilized contract labor during the third quarter of one full-time equivalent. We expect the increased costs to be offset by revenues generated from the customization and integration projects as well as the ongoing revenues expected to be derived from an increase in transaction volume.
Amortization of customer list
     Amortization of customer list consists of straight-line amortization of the Customer List purchased as part of the acquisition of Edgil on October 21, 2003. The Customer List is recorded at a valuation of $1,500,000, obtained by use of an independent valuation expert, and is being amortized over its estimated 17-year life. Amortization remained constant at approximately $22,000 and $66,000, respectively during the three-month and nine-month periods ended September 30, 2005 compared to the same period in 2004.
Beneficial interest, amortization of financing fees and additional non-interest on convertible note.
     Beneficial interest expense and amortization of financing fees consists of the straight-line amortization of the beneficial conversion and financing fees associated with the Convertible Note. On April 12, 2004, we closed a $1.5 million private placement of a 3-year secured convertible note (the “Laurus Note”) and 7-year warrants to purchase 200,000 shares of our Common Stock with Laurus Master Fund, Ltd., a New York City based institutional fund and an accredited investor. Additional interest is comprised of non-cash interest the Company records during the period its convertible note holders convert their note into shares of AdStar common stock at a price below the fair market value.
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
     On September 23, 2005 AdStar offered Laurus Master Fund the opportunity to convert the balance (approximately $820,000, including principal and unpaid interest) of its convertible note at a price of $1.88 (82.5% of the closing price on the date of offer) per share during the 20 trading day period commencing on the delivery of the offer but, without AdStar’s written consent, no more than 250,000 shares during the first 10 trading days following such delivery. The offer was cancelable or deferrable by AdStar prior to the end of the initial 10-day period with respect to the second 10-day period. Under the terms of the offer Laurus Master Fund opted to convert $470,000 in note principal into 250,000 shares of AdStar common stock through September 30, 2005 and converted the remaining note principal balance of $348,000 during October.
     During the three-month period ending September 30, 2005, approximately $68,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $55,000. The non-cash portion was comprised of approximately

$52,000 debt discount and $3,000 in prepaid finder fees amortized during the period. During September 2005 the conversion of $470,000 in principal accelerated the realization of approximately 240,000 of prepaid financing fees and debt discount as interest expense, including a non-cash portion of approximately $195,000. The non-cash portion was comprised of approximately $184,000 debt discount and $11,000 in prepaid finder fees amortized during the period. In addition, the conversions were below the fair market value at the closing price of the Company’s stock on the dates of conversion during September 2005. As such the Company recorded additional non-cash interest expense of approximately $100,000 on the dates of conversion. The Company calculated the additional non-cash interest as the difference between the fair market value of the Company’s common stock and the fixed conversion price (82.5% of the closing price on the date of offer) of the convertible note on the dates the Company received and accepted the conversion notices.
     During the nine-month period ending September 30, 2005, approximately $203,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $164,000. The non-cash portion was comprised of approximately $156,000 debt discount and $8,000 in prepaid finder fees amortized during the period. During September 2005 the conversion of $470,000 in principal accelerated the realization of approximately 240,000 of prepaid financing fees and debt discount as interest expense, including a non-cash portion of approximately $195,000. The non-cash portion was comprised of approximately $184,000 debt discount and $11,000 in prepaid finder fees. In addition, the conversions were below the fair market value at the closing price of the Company’s stock on the dates of conversion during September 2005. As such the Company recorded additional non-cash interest expense of approximately $100,000 on the dates of conversion.
     Under the terms of the offer Laurus Master Fund opted to convert $470,000 in note principal into 250,000 shares of AdStar common stock through September 30, 2005 and converted the remaining $348,000 in principal balance into 185,205 shares of AdStar common stock from October 1 through October 12, 2005. The October 2005 conversion will accelerate the realization of the remaining 178,000 of prepaid financing fees and debt discount as interest expense during the fourth quarter 2005, including a non-cash portion of approximately $144,000. The non-cash portion is comprised of approximately $136,000 debt discount and $8,000 in prepaid finder fees. In addition the conversions during October 2005 were below the fair market value at the closing price of the Company’s stock on the dates of conversion. As such the Company will record additional non-cash interest expense of approximately $80,000 during the fourth quarter
Interest income (expense), net
     Interest Expense (net) was approximately $12,000 and $39,000 during the three months and nine months ended September 30, 2005, respectively, compared to $10,000 and $22,000 in comparable periods in 2004. The increase is primarily due to interest expense of $14,000 and $44,000 during the three and nine months ended September 30, 2005 related to the Laurus Convertible Note which was funded in April 2004 compared to $11,000 and $22,000 in the comparable periods in 2004. The Laurus convertible note has an interest rate of Prime minus 1%. Interest income has historically been attained by maintaining excess cash in an overnight investment sweep account. During 2004, it was determined that the fees to maintain the investment sweep account exceeded the interest received due to the historically low overnight interest rates, accordingly we temporarily closed the investment sweep account and now only receive interest income from notes receivable from officers and a minor certificate of deposit account maintained as security on certain credit cards.

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
Liquidity and Capital Resources
     At September 30, 2005, we had an accumulated deficit of $18,466,000. We have incurred significant recurring net losses. For the years ended December 2003 and 2004 we had net losses of $2,842,000 and $3,648,000, respectively and for the three and nine months ended September 30, 2005 we had net losses of $271,000 and $652,000, respectively. Our 2003 and 2004 net losses were principally attributable to our ongoing shift in focus from an on-line business to an ASP business with an expanded suite of products and our abandoned acquisition costs of $1,203,000 during 2004. We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP and payment processing products. The revenues from EdgCapture and related customization services reflected in our 2003 results consist only of activity from October 21 through December 31, since these services for our customer base were added through our acquisition of Edgil Associates on October 21, 2003.
     Although there can be no assurance we believe that the cash on hand of $1,450,000 at September 30, 2005, the expected increase in cash flows from operations and a decrease in cash outlays of approximately $576,000 over the next 12 months from savings on principal and interest payments as a result of the conversion of the convertible note into equity will be sufficient to meet our anticipated working capital needs through September 30, 2006. We expect cash flows from operations to increase as a result of: operational cost cutting strategies, including a reduction in staff during the fourth quarter of 2004, a 5% decrease in the compensation of the Chief Executive, Technology and Operating Officers effective January 1, 2005; curtailment of our acquisition strategy and development projects; a reduction in cash outlays for previously accrued losses on abandoned acquisitions ending in December 2005; coupled with our ability to reduce contracted professionals and an expected increase in revenues. We believe the additional $597,000 in gross proceeds raised through the exercise of 702,850 warrants on January 5, 2005, the $341,000 in gross proceeds as a result of the exercise of 360,084 in incentive stock options primarily exercised during third quarter 2005 and the addition of 4 new publications utilizing our credit card processing services on a go forward basis, are sufficient to offset short term cash deficiencies created as a result of our abandoned acquisition strategy during 2004, the one time fourth quarter cash payments from credit card processing totaling $268,000 in due to publications as a result of the loss of five publications during the quarter ended September 30, 2005 and up front costs to complete major new contracts. In addition the Company continues to seek additional financings.

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
     We have historically financed our business through a combination of cash generated from operations and debt and equity financings. At September 30, 2005, the Company had negative working capital of $273,000 compared to $1,535,000 at December 31, 2004 a $1,262,000 improvement. The improvement in working capital is primarily a result of the impact of our cost cutting measures, as discussed above, the pay-down of accrued expenses related to international expansion, the reduction of estimated accruals on loss contracts and pre-acquisition contingent labor costs, combined with $597,000 in proceeds from the exercise of 702,850 warrants in January 2005 and the $341,000 in proceeds as a result of the exercise of 360,084 in incentive stock options.
     As of September 30, 2005, we had cash and cash equivalents of approximately $1,450,000 compared to $1,093,000 as of December 31, 2004 a net increase of $357,000. The net increase in cash and cash equivalents was the result of $481,000 provided by financing activities offset by $112,000 used in investing activities and $12,000 used in operating activities.
     Net cash used in operations during the nine months ended September 30, 2005 was approximately $12,000 compared with $512,000 used in operations during the nine months ended September 30, 2004, a $500,000 improvement. Net cash used in operating activities was primarily the result of a net loss of $553,000 less non-cash charges of $574,000 in depreciation and amortization, $443,000 in beneficial interest and amortization of financing fees on the convertible note, $93,000 in stock based vendor compensation, and a $6,000 non-cash benefit in allowance for doubtful accounts, net of a $36,000 increase in accounts receivable, a $31,000 decrease in prepaids and other assets, a $275,000 increase in due to publications, a $650,000 reduction in accounts payable and accrued expenses, and a $182,000 decrease in deferred revenue and customer deposits.
     The increase in accounts receivable is primarily due to the increased billings related to one-time customization projects. The increase in due to publications was caused by a seasonal increase in the quantity of ads by placed through our system and the addition of one new publication offset by the loss of five publications utilizing our credit card processing services. The new customer resulted in a one-time increase in cash and the related due to publications liability of approximately $65,000 offset by a reduction in cash inflows from credit card processing services of $268,000 and related decrease in due to publications during the quarter ended September 30, 2005. In addition we will incur a one time payout of approximately $268,000 in aggregate to the five terminated customers during the fourth quarter 2005 which will be partially offset by the one-time inflow, in an as yet to be determined amount, of cash from the three new publications expected to launch during the fourth quarter 2005 and an expected additional $100,000 increase from the new publication launched in September 2005. Historically, the seasonal nature of the classified advertising industry is comprised of greater volumes of newspaper ads placed in the first three quarters of the calendar year with a material drop-off in the fourth quarter. Due to publications is a result of contractual customer arrangements whereby we receive net proceeds daily on behalf of these customers for third party ads placed via credit card. These transactions are collected, reconciled monthly and submitted to the publication, net of processing fees, generally within 35 days from the month end. We have been providing this service at virtually no charge to customers since approximately December 2000. The decrease in accounts payable and accrued expenses is primarily due to the pay-down of accrued expenses related to international expansion, the reduction of estimated accruals on loss contracts payments associated with the abandoned acquisitions and pre-acquisition contingent costs.
     Net cash used in investing activities decreased to $112,000 during the nine months ended September 30, 2005 compared with $536,000 during the nine months ended September 30, 2004. The decrease of $424,000 is primarily the result of a $345,000 decrease in spending on capitalized and purchased software and a $85,000 decrease in costs associated with the acquisition of Edgil during 2005 compared to 2004. The reduction in spending on capitalized and purchased software is part of a conscious effort to reduce software enhancement projects to be more in line with a focused marketing based approach, the delay of certain development projects as a result of shifting certain technical staff from development projects to servicing major service contracts such as the Atlanta Journal-Constitution and MediaNews Group Interactive projects, addressing technical matters related to SAS 70 compliance and the overall reduction in our technical staffing levels. We anticipate delayed development projects as well as SAS 70 type II certification to commence late in the fourth quarter of 2005.
     Net cash provided by financing activities decreased to $481,000 during the nine months ended September 30, 2005 compared with $1,405,000 during the nine months ended September 30, 2004. The $924,000 decrease is primarily comprised of a financing during the nine months ended September 30, 2004 whereby we received $1,348,000 in net proceeds from the Laurus Master Fund convertible note with no comparable financing during 2005, $411,000 in principal repayments on the Laurus Master Fund convertible note during the nine months ended September 30, 2005 compared to $45,000 during the nine months ended September 30, 2004 offset by net proceeds of $580,000 from the exercise of warrants in January 2005 and proceeds of $341,000 as a result of the exercise of incentive stock options, primarily in the third quarter 2005, compared to $109,000 in warrants and $58,000 in options during the nine months ended September 30, 2004. During 2005 and 2004 the funds from financing activities were primarily used in operations.
     On July 1, 2004, and recurring on the first day of each succeeding month thereafter until the maturity date April 12, 2007, we began making the monthly installment payments consisting of $45,454.55 of principal and any accrued and unpaid interest on the Laurus Master Fund Note. On September 23, 2005 AdStar offered Laurus Master Fund the opportunity to convert the balance (approximately $820,000, including principal and unpaid interest) of its convertible note at a price of $1.88 (82.5% of the closing price on the date of offer) per share during the 20 trading day period commencing on the delivery of the offer but, without AdStar’s written consent, no more than 250,000 shares during the first 10 trading days following such delivery. The offer was cancelable or deferrable by AdStar prior to the end of the initial 10-day period with respect to the second 10-day period.
     Under the terms of the offer Laurus Master Fund opted to convert $470,000 in note principal into 250,000 shares of AdStar common stock through September 30, 2005 and converted the remaining $348,000 in principal balance into 185,205 shares of AdStar common stock from October 1 through October 12, 2005.
     In February 2005, we received a letter from Nasdaq putting us on notice that the bid price of our Common Stock had fallen below their $1.00 per share minimum. Pursuant to applicable NASDAQ rules, we were provided a 180-day grace period until August 17, 2005 to regain compliance by having the bid price of our Common Stock close at $1.00 per share or more for a minimum of 10 consecutive business days. On July 18, 2005 NASDAQ notified the Company that it had regained compliance.
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
     Deferred revenue consists primarily of deferred revenues from long-term license and software contracts, PCS maintenance arrangements prepaid annually and customization and other revenues billed and paid in advance. Revenue from upfront license fees, monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement. Licenses and maintenance generally range from month–to-month up to 10 years on historical AdStar and 25 years and 1 to 5 years on historical Edgil, respectively. Since AdStar acquired Edgil all newly signed license and software contracts are generally 1 to 3 years in duration. Deferred revenues on the 25-year license arrangements were approximately $30,000, and on PCS contracts paid in advance and prepaid customer deposits are $148,000 as of September 30, 2005. Revenue from software customization services is recognized upon the completion of services. As part of the integration of Edgil into AdStar’s business model we are currently offering new Edgil contracts on terms and conditions similar to AdStar, generally one year or less in duration.
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
Software Development Costs
Costs to establish the technological feasibility of software applications developed by us are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, we capitalize a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. During the three and nine months ended September 30, 2005 we capitalized $6,000 and $47,000, and amortized $121,000 and $391,000 in capitalized software costs, respectively. During the three and nine months ended September 30, 2005 we expensed $211,000 and $657,000 in software development and maintenance costs.
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
The following table aggregates our expected contractual obligations and commitments subsequent to September 30, 2005:

	Payments due by Periods for one year ending September 30,
				Beyond
Contractual obligations	2006	2007	2008	2009	Total
Employment agreements (1)	$391,007	$—	$—	$—	$391,007
Convertible debt	348,185	—	—	—	348,185
Interest on convertible debt	4,160	—	—	—	53,977
Capital lease commitments	305	—	—	—	3,822
Operating lease commitments	220,378	134,332	137,391	154,911	647,012
Notes payable to former stockholders	21,000	10,500	—	—	31,500

	$985,035	$144,832	$137,391	$154,911	$1,422,169

(1)	Includes a temporary reduction in compensation for the 3 executives with employment agreements. On December 31, 2004 as part of a company wide cost cutting strategy, all employees and officers with annual salaries greater then $50,000 who have been employed for greater than 1 year agreed to a temporary 5% reduction in compensation, commencing January 1, 2005. On June 1, 2005 all employees, except the 3 executives under contract, had their compensation returned to the December 31, 2005 rates. There are no accruals or repayment provisions for the reduction in compensation, although it is our intention to reinstate the compensation on a go-forward basis sometime in the future. For purposes of the future payments as defined below and elsewhere in this document we assume the reduction will be reinstated on September 30, 2006 although no formal decision has been made as to a reinstatement date, if any, at this time.
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

AdStar, Inc
(Registrant)

Date November 14, 2005	/s/ Leslie Bernhard
President & CEO

Date November 14, 2005	/s/ Anthony J. Fidaleo
Chief Financial Officer
(Principal Financial Officer)