Form 10KSB
period 2005-12-31
ADSTAR INC
filed 2006-03-30
CIK 1091599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

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
Title of Class
Warrants
Title of Class
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     For the year ended December 31, 2005, the revenues of the registrant were $5,239,000
     The aggregate market value of the voting Common Stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq Market on March 15, 2006 of $2.17 per share, was approximately $28,381,000.
     As of March 15, 2006, the registrant has a total of 19,250,287 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

ADSTAR, INC. AND SUBSIDIARY
Form 10-KSB Annual Report
FORWARD-LOOKING STATEMENTS
     Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”) regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of our early stage operations, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. The terms “we”, “our”, “us”, or any derivative thereof, as used herein shall mean AdStar, Inc., a Delaware corporation.

PART I
Item 1. BUSINESS
General
     AdStar, Inc., (“AdStar”) provides technology services within the newspaper classified advertising industry. Our services are provided using proprietary software that electronically connects publishers with the sources of their advertising revenue. We enable professional advertising agencies, businesses and individuals to send ads to newspapers electronically. This gives newspapers the ability to receive classified advertising insertions directly into their sophisticated publishing systems. Our solutions are available in an application service provider (“ASP”) model whereby we contract with publishers or third parties to design, implement, host, and manage the on-line ad-taking capabilities of their Web sites. We provide all the technical and application expertise, customer support, and security measures that are needed to connect with our platform with the publisher system and begin to generate revenue in a short time frame. Our services afford newspapers the ability to increase revenue and reduce costs by automating the process of composing and formatting, pricing, scheduling, and electronically sending classified ads into the publishing systems. Additionally, we enable credit card payment processing for ad placement.
Corporate History
     AdStar was originally incorporated in New York as Ad-Star Services, Inc. a privately held corporation. In 1999, we incorporated AdStar.com, Inc. in Delaware and merged Ad-Star Services, Inc. into this entity. We completed an initial public offering of AdStar.com, Inc. Common Stock in December 1999, receiving net proceeds of approximately $5.4 million. This was followed in September 2000 with another offering of Common Stock, receiving net proceeds of approximately $2.8 million. In July 2001, we formally changed our name to AdStar, Inc. In October 2003, we acquired Edgil Associates, Inc. for approximately $3.9 million in cash and Common Stock to add their proprietary payment processing solutions to our services.
AdStar Services
     Using its proprietary software platform, AdStar enables print and on-line publications to electronically receive completed classified advertising copy using the Internet as the communication channel. Our platform was developed in conjunction with our existing customers, in response to their need for an automated solution supporting both business-to-business (B-to-B) operations and business-to-customer (B-to-C) operations. Our services make it possible for our publisher customers to expand their relationships with their customers using a single integrated platform, while increasing sales volumes at reduced costs. Our ASP service provides our customers an opportunity to generate incremental revenue from their on-line business while increasing the number of visitors to their Web sites. Using our platform, newspapers can publish ads in both print and to an e-commerce-enabled, revenue generating Web site.
     Our services are delivered using the following technologies:
•	Professional software – This technology is designed for use by the professional marketplace. Specifically, the applications accept transmissions from classified advertising agencies and large corporations using advanced Web-based technology. The software includes sophisticated pricing algorithms to provide for maximum flexibility and intricate design resources to provide unlimited creative capabilities.

•	ASP Web site technology – This technology is a publisher-specific ad-taking Web site service designed to enhance a publication’s Web site by allowing the general public to execute transactions to purchase classified advertising. We enable visitors to a newspaper’s Web page the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. This service allows a publication to completely outsource the classified ad-taking power of their Web site whereby the publication receives incremental revenue at a very low incremental cost. We handle all functions associated with this revenue source. We furnish and host the application suite, run the technology, monitor the transactions throughout the session, handle the payment authorization and settlement process, electronically deliver the ad text to the newspaper, and provide customer service support to the newspaper’s customers. We provide all the technical and application expertise, customer support, and security measures that the publication needs to get an application up and running in a short time. Typically, we are able to process many more ads and do so much more quickly and affordably than the publisher could do internally. In addition, we provide tools to evaluate performance, provide additional customer care, and increase future revenue opportunities. We also provide the means to deliver highly personalized email communications to existing customers for the purpose of creating additional revenues and creating a profitable, long-term relationship

•	XML Gateway (Application Programming Interface) — This technology allows third parties, internal newspaper applications, and niche Web publishers to facilitate the processing of classified advertising. The third party application interfaces with AdStar’s platform to incorporate Web-based ad taking for print, or for print in combination with an online ad.

•	Credit Card Processing – Through our Edgil Associates subsidiary, we offer to newspapers credit card processing for use in phone rooms accepting classified ads, subscription departments or for any other transaction that requires a credit card. Edgil offers system integration services, installation support, training and customer service. Edgil’s proprietary “EdgCapture” payment processing software processes over 12 million newspaper advertising and circulation transactions annually for Tribune Company, Gannett Company, Inc., Media News, Copley Press, Inc., the New York Times, Advance Publications, Inc., Cox Enterprises, Inc., and Village Voice Media, Inc., as well as many independent daily and specialty publications. Edgil’s product strategy focuses on providing newspapers with the financial benefits afforded by reduced labor costs and lower credit card processing discount rates. Edgil’s experience with integration services has given the “EdgCapture” product line the technical differentiation to meet the specific credit card processing requirements of the publishing industry.
     Our applications allow transactions to be executed in a secure environment. We can quickly integrate various ad-taking software applications into our customers’ existing publishing system and readily expand as our customers’ needs and businesses grow. We use a single platform to connect and integrate transmissions between multiple browsers and multiple technology standards. In continually ensuring that our application solution works with all available technology standards, we can provide ongoing interfaces to publishing systems, despite evolving multiple standards, multiple browsers and network infrastructures using ever changing technology. By bridging disparate technologies in a way that seamlessly allows for communication and transmission of advertising copy, we alleviate this obstacle for our customers, freeing them to focus on their business.
     We generate revenues primarily from initial fees to customize the set-up in accordance with the technical specifications for each publication, and ongoing monthly fees to manage and facilitate the ad-taking process, including the provision of technical support and customer service. The monthly fees include a small hosting fee plus a fee based on transaction volumes. With this fee structure, we are able to offer superior service in a manner that is cost effective for publishers of all sizes. Edgil’s credit card processing application operates in a license mode with installation fees and ongoing license and support fees.
Background
     We began developing the professional software application in 1986, and today have grown to become the preeminent solution for large newspaper publishers to be able to electronically receive classified advertising from advertising agencies and large corporations. Our original professional software application has seen numerous technological enhancements over the years, and is still in place at the majority of installations. This technology enables newspapers to reduce the amount of manual effort required to publish an ad and eliminates newspaper typographical errors. Our software allows newspapers to process more ads accurately while under tight time constraints to meet deadlines and thus realize greater revenue. Our remote entry version of this software is currently in use at more than 25 large metropolitan newspapers linked to more than 1,500 advertising agencies and numerous large corporations. Our customers include such highly respected publications as the Los Angeles Times, the Chicago Tribune, The Atlanta Journal-Constitution, and The Miami Herald.
     During 1999 and 2000, we designed, engineered, and marketed an on-line version of our software, which enabled advertisers to plan, schedule, compose, and purchase classified advertising from a large number of print and on-line publishers using one simple interface. Initially, the software was delivered through our website, Advertise123.com, a one-stop marketplace on the Web for advertisers to buy classified ads. By accessing our portal Web site, our service permitted both advertising agencies and consumers, including the general public, to create and submit to one or many publications any number of classified ads, 24 hours a day, seven days a week, using any standard Web browser.
     This one-stop marketplace (portal business model) did not generate sufficient advertising volumes in relation to the required marketing costs involved. However, the underlying technology platform and infrastructure that we built enabled us to create a new e-commerce opportunity for AdStar. We began marketing the technology, in a hosted environment, directly to newspaper publishers on a private label basis. This enabled newspapers to sell print classified ad placement on the web. As the web sites of newspapers continued to evolve, AdStar’s infrastructure continued to be perfected, and today is a platform offering capabilities leading to increased revenue opportunities for our customers.
     In addition to selling classified ads for their print editions, newspaper publishers host their own web sites and are selling classified ads that are published on those sites. They compete with the many online only (non-newspaper) websites that sell and publish classified advertising on the web. AdStar’s platform enables newspaper publishers to compete very effectively with those non-newspaper publishers by offering a print ad up-sell to purchasers of online ads and an online up-sell to purchasers of print ads. Referred to as reverse publishing, this capability offers the advertiser maximum coverage, both online and in the newspaper. It also provides the publisher incremental revenue. This offering is critical to the overall success of classifieds. Newspapers can compete more effectively with online only websites by offering the power of print as well as online.
     In addition to offering the sale of print ad classifieds, online classifieds and the print ad up-sell to online classifieds, AdStar’s platform allows for the addition of other functionality. As auction capabilities, photos, text messaging and the like become more mainstream; we can easily accommodate the newspapers’ desire to incorporate them into a robust offering for classifieds.
Marketing
     Our ongoing marketing efforts are primarily direct sales activities of our in-house staff. Prospects are generated through referrals, our industry reputation, and direct marketing activities. Newspaper publications realize numerous benefits from implementing our ASP automated ad-taking software, including increased volume capabilities, lower overall costs, and automated up-sell opportunities. Our EdgCapture payment processing software product is sold both in conjunction with our AdStar products as well as on a stand-alone basis.
     During 2005, we began to identify and actively pursue potential offline and online third party partners who desire efficient access to newspaper publishers and could bring significant new advertisers to the newspapers. We act as the technology bridge that connects newspapers with advertisers who historically are not newspaper customers and to whom it might be difficult or inefficient for the newspapers to cost-

effectively market. Our goal is to increase the advertising transaction volume using the AdStar technology platform.
     An example of our shifting focus in marketing emphasis to third-party software providers is our arrangement with Manheim. Under our agreement, Manheim has enabled automated ad placement for their automobile dealerships, using their software and the AdStar platform, connecting them to our newspaper publisher customers. We are planning an on-line marketing program for AdStar’s Manheim dealership campaign, which will serve as a model for future marketing to third-party providers of on-line ad-taking software.
     In addition, we continue to focus on our reverse publishing capabilities, with special projects for both the Washington Post and the Atlanta Journal-Constitution. These applications, while specific to those papers, are built upon our generic technology platform. This allows us to easily build similar capabilities for other publishers.
     Attending local, regional and national trade shows during the course of the year kept us abreast of the needs of the newspaper industry and also offered us a platform to market our services.
     Our goal is to develop strategies that will increase transactions with our current customers and enable more newspapers to get started. Many papers do not offer real time processing for classifieds, despite the numerous benefits of doing so. Efforts will take place at the individual paper level and corporate level where appropriate.
AdStar Business Strategy
     In 2005, we focused our e-commerce development efforts to support the industry’s move to reverse publishing: online ads get up-sold to print, print ads get up-sold to online. The primary reason for the industry’s focus in this area is incremental revenue.
     In addition we positioned our e-commerce platform comprised of our complete infrastructure as a solution for publishers in integrating the many and varied e-commerce opportunities coming their way.
     We continue to refine our ASP services, supporting high volume transactions. The XML Gateway (Application Programming Interface) continues to attract large users of classified advertisers. Our acquisition of Edgil Associates, Inc., in 2003, added credit card processing services to our offerings for the newspaper industry. This service enables phone rooms and subscription departments to accept credit card transactions fully integrated into publishers various systems. In 2005 Edgil processed over 12 million transactions for its customers.
     Our goal is to become the primary resource for e-commerce to the newspaper industry, enabling automated classified ad taking, credit card processing, online subscriptions and any and all enhancements that can be offered on-line or at the newspapers’ facilities.
     Our primary business strategies are as follows:
•	cross-selling papers on Web-based ad-taking and credit card processing;

•	pursuing third parties who can provide ad-taking capability to their customers by using our XML Gateway;

•	expanding services to our existing account base with additional functions and capabilities; and

•	acquiring technologies that offer enhancements to ad-taking such as text messaging, sound, auction functions, order fulfillment and virtual tours where we receive fees when advertisers access these services through our transaction engine.
Competition
     Our classified ad-taking processes compete with phone rooms and other established methods for ad-taking at newspapers. However, we have not experienced extensive competition from others offering electronic ad-taking services, though many newspapers have established such capabilities on their own Web sites. As Web-based ad taking has become more accepted in the industry, other software vendors, including publishing system vendors have begun to develop technologies that may compete directly with our products. Many of these potential new competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources. We cannot guarantee that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material and adverse effect on our financial position, results of operations and cash flows. We also expect that large media companies may decide to design, create, and program software internally that will allow them to manage the Web-based classified ad-taking process internally.
     Our EdgCapture payment processing service has numerous competitors, including service offerings from ICVerify, CyberSource and those directly from lending institutions. While our service is unique in its focus on publisher transactions, other service offerings may compete directly with our service. Many of these competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources. We cannot guarantee that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material and adverse effect on our financial position, results of operations and cash flows.
     Our ability to compete will also depend upon our ability to continually improve our products and services; the enhancements we develop; the quality of our customer service; and the ease of use, performance, price and reliability of our products and services.
Intellectual Property
     We regard our intellectual property as critical to our success, and we rely upon trademark, and trade secret laws in the United States to protect our proprietary rights. We have established trademark rights in various forms of the mark AD-STAR, ADSTAR and ADVERTISE123.COM, based on our use of these marks and our ownership of incontestable United States trademark registrations. Despite our existing trademark rights, the marks remain susceptible to trademark infringement due to the frequent illicit use and piracy of trademarks by “cybersquatters” on the Internet. Although we own the domain names Advertise123.com and ADSTAR.com, there remains the risk that third parties will seek to register our marks AD-STAR and Advertise123 in the other “top level” domains, for example, .org, .net, and .gov, or that they will register close copies of our marks.
     We seek to protect our proprietary rights through the use of confidentiality agreements with employees, consultants, advisors and others. We cannot guarantee that these agreements will provide adequate protection for our proprietary rights in the event of any unauthorized use or disclosure; that our employees, consultants, advisors or others will maintain the confidentiality of proprietary information; or, that proprietary information will not otherwise become known, or be independently developed by competitors.
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
Employees
     As of March 15, 2006, we had a total of 30 full-time employees and two part-time employees, including four in executive management, eleven in engineering, eight in customer support, four in sales and marketing, three in administration and two in finance. We are not subject to any collective bargaining agreements. We believe that we are currently staffed at an appropriate level to implement and carry out our business plan for the next twelve months.
Research and Development
     During the fiscal years ended December 31, 2004 and 2005, we expended $1,359,000 and $901,000 in research and development activities, respectively. These costs do not include expenses directly related to customer-contracted development, which is recorded in the cost of revenues.
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
     It is uncertain as to whether we can transform our business to one generating new significant revenues from our ASP services. The uncertainty includes risks as to whether we will be able to:
•	attract a sufficient number of publishers for our publisher-specific ASP ad-taking services to permit profitable operations;

•	develop profitable pricing models for our volume-related fees;

•	respond effectively to competitive pressures; and

•	attract, retain and motivate qualified personnel.
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
Our Unproven On-Line Business Model May Not Generate Expected Revenues.
     Because we have limited Internet experience, we cannot accurately forecast the source, magnitude or timing of our future revenues. Current expectations are that we will generate revenue from:
•	hosting and transaction fees for ads processed through our ASP product,

•	installation fees from publishers installing our new publisher-specific ad-taking Web site services; and,

•	fees from publishers to process classified advertising utilizing our professional software product.
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
We Have A History Of Losses And Until We Are Able To Significantly Increase ASP Revenues We Expect Continued Losses.
     We have incurred significant recurring net losses, and have used substantial funds in our operations. For the years ended December 31, 2004 and 2005 we had net losses of $3,648,000 and $1,090,000, respectively. Our 2004 and 2005 net losses were principally attributable to our continued shift of focus from an on-line business to an ASP business; however, our 2004 net loss includes a $1,203,000 one-time loss from abandoned acquisitions. We expect to continue to incur losses until we are able to increase our revenues significantly from fees based on the number of ad purchases transacted through our ASP product. Our operating expenses have been reduced to remain appropriate in connection with our curtailed activities. Our future profitability will depend on our ability to increase our transaction and service revenues while controlling or reducing our costs. We may not be able to achieve profitability. We are not assured that we will generate sufficient capital to meet our cash needs through December 31, 2006. Although there can be no assurance, we believe that expected cash flow from operations, including cost cutting measures such as a curtailment of our acquisition strategy and development projects, a reduction in personnel and other costs during the fourth quarter of 2004 and the additional $1.5 million raised through the sale of common stock in February 2006, will be sufficient to meet our anticipated working capital needs through March 31, 2007.
The Growth Of Our Historical AdStar Business Is Limited And May Not Be Able To Sustain Our Operations On Its Own.
     Our historical AdStar remote ad entry business is limited both in current size and growth potential due principally to the installation, training and on-going support costs at advertiser sites and the requirement that advertisers separately dial-up each publication in which they intend to buy an ad. Our ability to achieve sufficient revenues to justify the expectations of our investors is dependent on the success of our professional software product, which we believe eliminates these barriers. Our belief that we can successfully expand our business by migrating to an Internet delivery system and providing publisher specific site design, customization, implementation and management services may not be correct.
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
At December 31, 2005 We Have Negative Working Capital Which May Restrict The Rate Of Our Revenue Growth.
     At December 31, 2005 we had negative working capital of $200,000 compared to $1,535,000 negative working capital as of December 31, 2004. The improvement in working capital is primarily a result of proceeds from the exercise of stock options and warrants of approximately $1,077,000 during 2005. We use working capital to increase our sales and marketing efforts, to develop new or enhance existing products and services, to respond to competitive pressures and to fund potential acquisitions and expansion. We believe that our cash on hand of $1,338,000 at December 31, 2005, along with an increase in working capital of $1,544,000 million from the sale of Company common stock in February 2006, the cash flows that we are currently generating from operations and an expected increase in revenues will generate sufficient capital to meet our working capital needs at least through the next twelve months. Additionally, we currently have no additional borrowings available to us under any credit arrangement. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.
We Are Vulnerable To Breakdowns In Service, Which Could Cause Our Customers And Prospective Customers To Lose Faith In Our Ability To Service Their Needs.
     As a business delivering certain services via the Internet, we are vulnerable to breakdowns and interruptions in Internet transmission which could disrupt our ability to provide continued and sustained support to advertisers and publishers. We have not yet suffered any serious breakdowns in service. If because of interruptions our customers and prospective customers lose faith in our ability to service their needs, they may choose more traditional means for placing their classified ads, turn to our competition, or choose to no longer outsource their Web-based ad-taking functions and instead perform the services in-house. If this were to occur, we would not be successful in building an on-line business. We maintain a fully functional back-up site for the continuity of processing customer access to our applications in the event of prolonged interruption of processing on the primary infrastructure.
Our Ability To Compete Effectively And Operate Profitably Cannot Be Assured Because Our ASP Business Competes With Established Methods For Ad-Taking.
     Our classified ad-taking processes compete with phone rooms and other established methods for ad-taking at newspapers. We are unaware of any major company that provides a centralized publisher-specific ad-taking Web site services for the selection, transaction and processing of classified ads or to multiple print and on-line publication technology, though many newspapers have established ad-taking capabilities on their own Web sites. Those publishers that accept and process ads by traditional means like telephone, facsimile transmission and printed copy submissions are potential competitors. Our ability to compete successfully will depend on the perceived convenience of our services, ease of use and the amount of fees we charge. In addition, companies not now in the business of providing on-line remote ad entry, but possessing more capital resources than we do, may seek to develop their own technology and enter into the business of offering a similar broad-based, centralized on-line classified ad placement service to ours. Some of these companies could have longer operating histories, greater name recognition, larger customer bases and significantly greater technical and marketing resources than we have. As a result, they may be able to respond more quickly than we can to new or emerging technologies and devote greater resources than we can to development, promotion and sale of their services. Faced with this type of competition, our ability to compete effectively and operate profitably cannot be assured.
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
We May Be Unable To Manage Our Growth.
     Our business plan contemplates a sizable increase in the advertisers and publishers using our on-line services. In the event that we need to increase the number of our employees beyond current levels, the recruitment, training and integration of these persons into our operations will place a significant strain on our managerial, operational and financial resources. We cannot guarantee that we will be able to manage effectively the expansion of our operations, or that our personnel, systems, procedures and controls will be adequate to meet our anticipated future operations. If we cannot effectively manage our expansion, it would materially and adversely affect our business and prospects.

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
We Are Vulnerable To Potential Lawsuits Regarding Ad Content Or System Failure.
     Because we facilitate the placement of advertisements in print and on-line publications, potential claims may be asserted against us for negligence, defamation or personal injury, or for reasons based on other theories, due to the nature of the content of these advertisements. Our technology does not contemplate our reviewing classified ad content processed on our Web sites for libelous or other statements that might give rise to possible liability. This role has been fulfilled historically by each publication and we expect the publications will continue to monitor their ads. Although we carry general and professional liability insurance, our coverage may not cover potential claims or may not be adequate to indemnify us fully. Any imposition of liability or legal defense expenses that are not covered by insurance or that are in excess of our insurance coverage could place a strain on our available cash resources, could seriously jeopardize the success of our business plan and could materially and adversely affect our financial position, results of operations and cash flows.
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
We May Not Be Able To Protect Our Proprietary Rights.
     We believe that our future success will depend, in part, on our ability to develop and enforce proprietary rights with respect to our systems and services including domain names, trademarks, trade names, service marks and copyrights. This is particularly true with respect to our Web-based service technology. We do not currently own any patents or patent applications on our technology and we have no assurance that our rights to that technology are patentable or otherwise protectable. Moreover, there is no assurance that others might not develop alternate technologies that might be more effective than ours, regardless of whether or not we obtain patent protection.
     Despite our existing trademark rights in the marks AD-STAR, ADSTAR, and Advertise123.com, the marks remain susceptible to trademark infringement due to the frequent illicit use and piracy of trademarks by “cybersquatters” on the Internet. Although we own the domain names Advertise123.com and ADSTAR.com, there remains the risk that third parties will seek to register our marks AD-STAR and Advertise123 in the other “top level” domains, for example, .org, .net, and ..gov, or that they will register close copies of our marks. Furthermore, we cannot guarantee that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. If for any of the above reasons we are deprived of any proprietary rights to our technology or trade style, our prospects for success may be seriously and adversely affected.
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
Natural Disasters Which Disrupt Our Services Could Have An Adverse Effect On Our Business, Results Of Operations And Financial Condition.
     Our operations and services depend on the extent to which our computer equipment and the telecommunications infrastructure of our third-party network providers are protected against damage from fire, earthquakes, power loss, telecommunications failures, and similar events. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access is located in the Los Angeles, California area. Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster or other unanticipated problems at our network hub, or a third-party network provider point of presence could cause interruptions in the services that we provide. If disruptions occur, we may have no means of replacing these network elements on a timely basis or at all. We do not currently maintain back-up Internet services or facilities or other back-up computing and telecommunications facilities. Extensive or multiple interruptions in providing users with Internet access is a reason for users to decide to stop using access services. Accordingly, any disruption of access services in general, or of our service specifically, due to systems failure could have an adverse effect on our business, results of operations and financial condition. Furthermore, we do not currently have any business disruption insurance.
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
     The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market price, as defined, of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on The Nasdaq Stock Market. If our shares of Common Stock are removed or delisted from The Nasdaq Small Cap Market, the security may become subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered underwriter; current quotations for the securities; and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As such, the “penny stock” rules, in the event that our securities are delisted from The Nasdaq Small Cap Market, may restrict the ability of stockholders to sell our Common Stock and warrants in the secondary market.
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
Item 2. Description of Property
     Our offices are currently located in two separate facilities. The principal office in Marina del Rey, California consists of an aggregate 5,000 square feet and is under a lease that expires on November 7, 2009. Offices for our east coast wholly-owned subsidiary, Edgil Associates, Inc., are located in North Chelmsford, Massachusetts and consist of approximately 9,000 square feet under a lease that expires on August 31, 2006. The aggregate monthly rent for these properties is approximately $18,000. All leased properties are in good condition. We believe that if these leases are not renewed, satisfactory alternative space will be available.
Item 3. Legal Proceedings
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On Friday, November 18, 2005 at 9:00 a.m., Eastern Time we held our 2004 Annual Meeting of Stockholders for the purpose of electing directors and to ratify the selection of the independent registered public accounting firm for the 2005 fiscal year.

     At the meeting, for which proxies were solicited pursuant to Regulation 14A under the Exchange Act and there was no solicitation in opposition to any of the nominees, all of the nominees were elected as directors of AdStar, Inc. for one year term.

	Votes
Nominee	For	Against	Withheld
Leslie Bernhard	11,465,274	0	361,480
Eli Rousso	11,465,274	0	361,480
Jeffrey Baudo	11,465,274	0	361,480
John Rudy	11,475,274	0	351,480
Michael Jackson	11,579,100	0	247,654
Peter M. Zollman	11,580,374	0	246,380
Michael P. Dubreuil	11,579,374	0	247,380
     The Stockholders also approved the appointment of BDO Seidman LLP as our independent registered public accounting firm for the 2005 fiscal year. The appointment of BDO Seidman LLP was ratified with 11,805,208 votes in favor, 3,015 votes against and 18,531 votes withheld.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
     (a) Market Information
     AdStar’s Common Stock is traded on the Boston Stock Exchange and the Nasdaq Small Cap Market under the symbol “ADST”. The following table sets forth, for the periods indicated, the high and low sales price information for AdStar’s Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Trade Price
Quarters within Last Two Fiscal Years	High	Low
Year Ended December 31, 2004
First quarter	$2.91	$1.66
Second quarter	$3.25	$1.95
Third quarter	$2.32	$1.07
Fourth quarter	$1.75	$0.88

Year Ended December 31, 2005
First quarter	$1.14	$0.61
Second quarter	$0.91	$0.62
Third quarter	$2.55	$0.99
Fourth quarter	$3.39	$2.12
     As of March 10, 2006, the closing bid price per share for our Common Stock, as reported on the Nasdaq Small Cap Market was $2.35.
     (b) Holders
     As of March 10, 2006, the number of record holders of Common Stock of AdStar was approximately 46, and there were no holders of Preferred Stock. AdStar believes that there are more than 1,700 beneficial holders of the Common Stock.

     (c) Dividends
     The holders of Common Stock are entitled to receive such dividends as may be declared by AdStar’s Board of Directors. During the years ended 2004 and 2005, AdStar did not pay any dividends, and it does not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of AdStar’s Board of Directors and will depend on, among other factors, retained earnings, capital requirements, and the operating and financial condition of AdStar.
     For information regarding securities authorized under our equity compensation plan, see Item 11.
Recent Sales of Unregistered Securities.
     In December 1999, the Company established a vendor compensation plan whereby it may compensate vendors who are accredited investors, as defined under Rule 215 of the Securities Act of 1933, in shares of its Common Stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. During 2004, 53,217 shares were issued to vendors under the plan, which represented compensation of $97,000. Additionally, during 2004, the Company issued to Marina Co. 25,000 shares of restricted Common Stock, issued at fair market value, as payment for $32,000 in legal services provided. During 2005, the Company issued to Marina Co. 127,449 shares of restricted Common Stock, issued at fair market value, as payment for $94,000 in legal services provided. These sales were exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.
     In December 2002 the Board of Directors approved the sale of shares of its Series B Preferred Stock to Tribune Company for an aggregate price of $1.5 million. These sales were exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act. The sale was split into two funding segments:
     (i) In December 2002, AdStar sold 1,200,000 shares of its Series B-1 Preferred Stock to Tribune Company for an aggregate purchase price of $900,000, excluding $86,000 in costs of financing. These shares convert on a 1:1 basis. Shareholders of Series B-1 Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and as a single class with the Common Stock. The holders of Series B-1 Preferred Stock are entitled to one vote for each share; and
     (ii) In March 2003, AdStar sold 800,000 shares of its Series B-2 Preferred Stock to Tribune Company for an aggregate purchase price of $600,000, excluding $71,000 in costs of financing. These shares convert on a 1:1 basis. Shareholders of Series B-2 Preferred Stock are entitled to vote on all matters submitted to the stockholders for vote and as a single class with the Common Stock. The holders of Series B-2 Preferred Stock are entitled to one vote for each share. In addition, on March 28, 2003, in exchange for all of the Series B-1 Preferred Stock, plus accrued and unpaid dividends on those shares, issued in December 2002 to Tribune Company, AdStar issued an additional 1,200,000 shares of its Series B-2 Preferred Stock to Tribune Company.
     In September 2005, the 2,000,000 shares of Series B-1 Preferred Stock were automatically converted to 2,000,000 shares of Common Stock, which has been reserved for issuance. The conversion has been recorded as of December 31, 2005, although the actual share certificates have not been issued. Pursuant to the terms of the financing, the shares automatically converted into Common Stock on the first day after the 24-month anniversary of the Series B-1 Original Issuance Date for which the Market Price of a share of Common exceeds 200% of the average trading price per share of Common during the 30 consecutive days immediately preceding the Series B-1 Original Issuance Date.

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
     The Company allocated the purchase price based on fair value and recorded a debt discount of approximately $734,000, consisting of the intrinsic value of the beneficial conversion of approximately $467,000 and the portion of the proceeds allocated to the warrants issued to the lenders of approximately $267,000, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the notes. The debt discount is being amortized as interest expense over the three-year term of the notes using the interest method.
     Beginning on July 1, 2004, the Company commenced minimum monthly principal payments of $45,000 on the note, together with any accrued and unpaid interest that are due. On September 23, 2005 AdStar offered Laurus Master Fund the opportunity to convert the balance (approximately $820,000, including principal and unpaid interest) of its convertible note at a price of $1.88 (82.5% of the closing price on the date of offer) per share during the 20-day trading period commencing on the delivery of the offer but, without AdStar’s written consent, no more than 250,000 shares during the first 10 trading days following such delivery. The offer was cancelable or deferrable by AdStar prior to the end of the initial 10-day period with respect to the second 10-day period. Under the terms of the offer, Laurus Master Fund opted to convert $818,000 in note principal into 435,470 shares of AdStar common stock.
     In January 2005, the Company raised $580,000 from the exercise of 702,850 warrants at $0.85 per warrant. The warrants had been issued to Paulson Investment Company, or certain of its officers and employees, primarily as compensation for their services in prior securities offerings and originally had exercise prices ranging from $0.75 to $1.87 and expiration dates ranging from September 25, 2005 to March 31, 2009. On January 3, 2005, the Company offered an inducement to its warrant holders to exercise their warrants at a price of $0.85, which was below the fair market value of $0.99 per share at the closing price of the Company’s stock on January 4, 2005. As this offer only benefited a selected group of common shareholders and was not broadly available to all common shareholders, the Company determined that the deemed dividend treatment was most appropriate. As such, this deemed dividend is treated in a manner similar to the preferred dividend. The Company calculated the deemed dividend as the difference between the fair market value of the Company’s common stock and the exercise price of the warrants on the date when conversion notice was accepted and signed. Therefore, in accordance with FASB 128, paragraph 9, a preferred (deemed) dividend is required to be added to net loss applicable to common shareholders. The company recorded a deemed dividend of approximately $98,000 as the fair market value that the Company’s common stock exceeded the exercise price on the date of conversion.
     During February 2006, the Company sold one million (1,000,000) shares of its Common Stock at an aggregate purchase price of $1,650,000. The Company paid a cash placement fee of 5 1/2% of the amount raised, and warrants, exercisable for three years, to purchase 25,000 shares of Common Stock at a price of $4.00 per share. These sales were exempt from registration, as they were nonpublic offerings, made pursuant to Sections 4(2) and 4(6) of the Act.

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
Overview
     We provide technology services within the classified advertising industry. Our proprietary software is an integrated suite of applications that electronically connects advertisers with newspaper publishing systems, as well as online advertising formats. Our software applications allow professional advertising agencies businesses and individuals to electronically send ads to newspapers. This gives newspapers the ability to electronically receive classified advertising insertions directly into their sophisticated publishing systems. Our solutions are available primarily in an ASP model whereby we contract with publishers to design, implement, host, and manage the on-line ad-taking capabilities of their Web sites. We provide all the technical and application expertise, customer support, and security measures that the publisher needs to install our application modules and begin to generate revenue in a short time frame. Our software solutions afford newspapers the ability to increase revenue and are the application of choice for advertisers, because they afford them the ability to effortlessly and quickly compose and format, price, schedule, and electronically send classified ads to the publishing system at multiple newspapers. Our software also enables publishers to offer advertisers the option of publishing their ad to their internet classified advertising site.
     Through our subsidiary, Edgil Associates, Inc., we provide credit card processing services to the newspaper industry. We facilitate seamless integration of these transactions into their billing systems, for both advertising and circulation transactions. Our software product, EdgCapture, allows newspapers and groups of newspapers to establish their own private payment processing interfaces. The software resides on the customer’s computer system, and revenues are derived from monthly license and support fees.
Recent developments
     Our business strategy for the future is to leverage our platform and our expanding customer base as a means to connect third party software providers or advertisers with newspaper publishing systems. As a part of this strategy, we are moving forward with our implementation of Manheim’s Dealer Advertising System. Adstar’s technology allows dealers to use Manheim’s application to create and deliver classified ads for publication in print version of newspapers and on newspaper-owned web sites. The initial market for this product is Atlanta, where Manheim dealers can now place classified advertising directly into the publishing system of the Atlanta Journal Constitution, Cox Media’s flagship newspaper. During 2006, other Cox markets will be implemented, i.e. West Palm Beach, Austin and Dayton, followed by a national rollout.
     Our XML Gateway (Application Programming Interface) enables third parties and publishers alike an easy way to incorporate classified print advertising into their applications. We have created a platform that can expand and offer new and unique capabilities. In the future we will be able to provide sound, text messaging, voice recognition, auction function and order fulfillment for items sold etc. All these capabilities will ultimately be provided by our ever-expanding suite of products. We will partner with these technologies or we will acquire to ensure our leadership role as the E-Commerce provider to the newspaper industry.
     Prior to the development of our Web business, revenues had been generally sufficient to support our historic business. In developing our Web-based system we began to incur significant losses that could not be offset by the revenues generated by our historic business. These expenses caused us to incur significant losses from 1998 through 2005. Our future success is dependent upon our ability to substantially grow revenues and control costs to the point where we can fund the level of operations necessary to serve the anticipated customer base. To this end, our plans have included expanding the products and services offered to our customers by building on our proprietary software processes and unique position within the industry.

     We feel that there is significant opportunity to increase revenues by offering the Web software and services that we had initially developed for ourselves to print publications as an ASP. In addition we have already taken steps to control or in some cases reduce costs on an ongoing basis.
Results of Operations
     The following table sets forth the results of operations expressed as a percentage of net revenues.

	Year Ended December 31,
	2004	2005
Net revenues	100%	100%
Cost of revenues	46%	34%

Gross Profit	54%	66%

General and administrative expense	41%	37%
Selling and marketing expense	27%	14%
Product maintenance and development costs	28%	17%
Restructuring expense	-1%	—
Amortization of customer list Restructuring	1%	2%
Abandoned acquisition costs	24%	—

Loss from operations	-67%	-5%
Beneficial interest and amortization of financing fees on convertible note	-6%	-15%
Other income	0%	0%
Interest income (expense)	-1%	-1%

Loss before taxes	-74%	-21%
Provision for taxes	0%	0%

Net loss	-74%	-21%
Deemed dividend	—	-2%

Net loss applicable to common shareholders	-74%	-23%

Years Ended December 31, 2005 and 2004
Revenues
     Net revenues increased to $5,239,000 in 2005 from $4,933,000 in 2004, a 6% net increase of $306,000. The increase is comprised of a 12% net increase of $266,000 in licensing and software revenues and an 8% net increase of $128,000 in ASP revenues; partially offset by a 9% net decrease of $88,000 in customization and other revenues.
     The increase in licensing and software revenues of $266,000 in 2005 is primarily related to an increase in revenues from our EdgCapture software product line due to a net increase of three new publications, contributing $157,000 in revenues, and a $173,000 increase in existing EdgCapture publications revenue primarily as a result of a three per cent across-the-board increase in annual support, maintenance and transaction volume fees; offset by seven publications terminating their use of older Edgil products, which accounted for a $27,000 decrease, and a net decrease of $37,000 AdStar licensing revenues, due to the termination of four publications using the older license products. The increase of $128,000 in ASP revenue for 2005 compared to 2004 is primarily comprised of a $132,000 net increase in transaction volumes from existing publications and an $87,000 increase from the addition of 21 new publications, offset by a decrease of $91,000 due to the termination of five publications. The decrease in customization and other revenues of $88,000 during 2005, as compared to 2004, is the result of a decrease of $210,000 in Edgil customization projects, offset by a $122,000 increase in AdStar projects. The $210,000 decrease was due to a reduction in both the quantity and size of Edgil customization projects. The $122,000 increase in AdStar projects was primarily due to a larger number of relatively smaller projects in 2005, compared to revenue from several larger projects conducted in 2004.
     We expect that revenues from our ASP product will continue to increase as we sign on new customers and continue to convert existing customers to adopt our XML Gateway (such as AJC, Manheim Interactive, Inc. and MNGi) along with the expected related increase in transaction volume we process on behalf of those customers.
Cost of revenues
     Cost of revenues consists primarily of the costs to customize and install software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs. Cost of revenues decreased to $1,779,000 in 2005 from $2,285,000 in 2004, a net decrease of $506,000 or 22%.
     The decrease in cost of revenues during 2005, as compared to 2004, was primarily due to a $258,000 loss on the write-down of capitalized software in 2004 that did not recur in 2005. Additionally, in 2005 the Company reversed previously accrued labor costs, in the amount of $211,000, resulting in a decrease in cost of revenues; of which $169,000 related to an adjustment to the estimated loss recorded on the Tribune Company contract when it terminated, and $42,000 resulted from an adjustment to contingent pre-acquisition contract costs on the Edgil software product line. There was a $37,000 decrease in direct labor and overhead costs in 2005, as compared to 2004.
General and administrative expense
     General and administrative expense consists primarily of the cost of executive, administrative and finance personnel, along with professional fees and public company related expenses. General and administrative expenses decreased to $1,959,000 in 2005 from $2,053,000 in 2004, a net decrease of $94,000 or 5%. The $94,000 decrease is primarily comprised of a decrease in salaries and fringe due to a reduction in the staff that serviced the EdgeCapture and EdgFlow software lines.
     Management believes that our existing executive staffing levels are sufficient to allow for significant growth without the need to add personnel and related costs for the foreseeable future. However, the impact of complying with and maintaining compliance with the Sarbanes-Oxley Act requirements, and our compliance with SAS 70, involving an in-depth audit of our control activities over information technology and related processes as a service organization, has not been fully analyzed at this time and may require the addition of personnel, outside consultants and new systems to adequately meet the requirements.
Product maintenance and development costs
     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design and test the required technical infrastructure, and to perform software and Web-site maintenance, and other general routine fixes. The costs consist primarily of personnel-related expenses for technical and design personnel, equipment maintenance and outside consultants. Product maintenance and development expenses decreased 34% during 2005 to $901,000 from $1,359,000 in 2004. The $458,000 decrease during 2005 is primarily the result of reductions in technical staffing levels and wages when compared to 2004.
     We monitor technical staffing levels closely and believe that our current level of technical staffing will be sufficient for the near future. Conversely, we may need to increase technical staffing in the short term if we obtain additional customers more quickly than currently expected or if an unexpected increase in customer demand for customization projects occurs. However, an increase in customer demand, requiring an increase in technical staffing costs, is generally offset by increased revenues for such services.

Selling and marketing expense
     Selling and marketing expense consists primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost for business development. Selling expense decreased 42% during 2005 to $750,000 from $1,291,000 during 2004. The $541,000 decrease during 2005 is primarily comprised of a $259,0000 decrease due to the change in the method of compensation of our Senior Vice President of Sales and Marketing from a salary plus commission basis to a new plan, whereby we pay him primarily based on commissions, a $105,000 decrease due to a reduction of two full time sales and marketing support employees that serviced the EdgeCapture and EdgFlow software lines, an $80,000 decrease from several one-time advertising and marketing costs and related consultants during 2004 with no similar costs or consultants in 2005, a decrease in travel expense of $68,000 primarily due to the decrease in sales staff, and a decrease in other selling and marketing expenses of $29,000. We will continue to develop and implement our strategic marketing plan and to build upon our existing relationships with Tribune Company, Cox Newspapers, Inc., MediaNews Group interactive and other potential strategic partners.
Restructuring costs
     During 2004, we adjusted accruals, primarily related to the realization of greater fees received from subletting the former New York office than originally estimated resulting in a reduction of the accrual and related expense of $38,000, with no corresponding expense in 2005.
Amortization of Customer List
     Amortization of customer list consists of straight-line amortization of the Customer List purchased as part of the acquisition of Edgil on October 21, 2003. The Customer List is recorded at a valuation of $1,500,000, obtained by use of an independent valuation expert, and is being amortized over its estimated 17-year life. Amortization remained constant at approximately $88,000 in both 2004 and 2005.
Abandoned Acquisition Costs
     During 2004, expenses of $1,203,000 were incurred in connection with the abandonment of four proposed acquisitions and related international expansion plans. On December 31, 2004, an option to acquire a company expired resulting in a write-off of all costs previously recorded as prepaid costs of the acquisition during 2004; costs incurred during the fourth quarter of 2004; and, all future commitments, primarily employee settlement and severance costs and legal and professional fees associated with the abandoned acquisition. In addition, three smaller acquisition targets did not meet our due diligence requirements or turned down our offers during the quarter ended December 31, 2004 for which we expensed all related costs. There were no abandoned acquisition costs during 2005.
Beneficial interest and amortization of financing fees on Convertible Note
     On April 12, 2004, we closed a $1.5 million private placement of a 3-year secured convertible note and 7-year warrants to purchase 200,000 shares of our Common Stock with Laurus Master Fund, Ltd., a New York City based institutional fund and an accredited investor.
     We recorded a debt discount of approximately $734,000 consisting of the intrinsic value of the beneficial conversion of approximately $467,000 and the portion of the proceeds allocated to the warrants issued to the lenders of approximately $267,000, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the notes. The debt discount was to be amortized as interest expense over the three-year term of the notes using the interest method.
     Beginning on July 1, 2004 and recurring on the first day of each succeeding month thereafter, until the maturity date, April 12, 2007, the Company made minimum monthly principal payments of $45,000 on the note, together with any accrued and unpaid interest due.
     On September 23, 2005, AdStar offered Laurus Master Fund the opportunity to convert the balance of its convertible note (approximately $820,000, including principal and unpaid interest) at a price of $1.88 (82.5% of the closing price on the date of offer) per share during the 20-day trading period commencing on the delivery of the offer but, without AdStar’s written consent, no more than 250,000 shares during the first 10 trading days following such delivery. The offer was cancelable or deferrable by AdStar prior to the end of the initial 10-day period with respect to the second 10-day period. Under the terms of the offer Laurus Master Fund opted to convert the balance due, including accrued interest, into 435,470 shares of AdStar common stock through October 2005.
     During 2005, approximately $203,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $164,000. The non-cash portion was comprised of approximately $156,000 debt discount and $8,000 in prepaid finder fees amortized during the period. In addition, the conversion of $818,000 in principal accelerated the realization of approximately $418,000 of prepaid financing fees and debt discount as interest expense, including a non-cash portion of approximately $339,000. The non-cash portion was comprised of approximately $321,000 in debt discount and $18,000 in prepaid finder fees.
     As an inducement to convert their note into shares of AdStar common stock, the Company offered to convert the notes at a price of $1.88, which was below the fair market value at the closing price of the Company’s stock on the dates of conversion. As such, the Company recorded additional non-cash interest expense of approximately $181,000 on the dates of conversion. The Company calculated the additional non-cash interest as the difference between the fair market value of the Company’s common stock and the fixed conversion price (82.5% of the closing price on the date of offer) of the convertible note on the dates the Company received and accepted the conversion notices.
Interest expense, net
     Net interest expense was $38,000 during 2005, compared to net interest expense of $36,000 during 2004. The interest expense during 2005 consists primarily of $45,000 interest on the Laurus Convertible Note discussed above with the remainder associated with capitalized leases and notes payable to the former founders of Edgil, offset by interest income of $12,000, which is primarily interest income collected from officers on outstanding notes payable to the Company. The Convertible Note had an interest rate of Prime minus 1%.
Provision for taxes
     The provision for income taxes is comprised primarily of state taxes for Edgil. Federal income taxes are consolidated and, due to the nature of the merger agreement, AdStar and Edgil are treated as separate taxable entities for certain State income taxes. AdStar is currently in a loss carry-forward position for federal income taxes, primarily due to the operating losses incurred through December 31, 2005. The federal net operating loss carry-forward balance as of December 31, 2005 was approximately $16,920,000, compared to $16,036,000 in the prior year. The net operating loss carry-forward is available to offset future taxable income through 2017, after which time they start to expire.
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
     We evaluate annually the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results, and the reversal of temporary tax differences. At December 31, 2005, we evaluated the net deferred tax asset, taking into consideration operating results, and determined that a full valuation allowance of $6,016,000 should be maintained for combined federal and state deferred taxes.
Deemed Dividend
     In January 2005, the Company offered an inducement to its warrant holders to exercise their warrants at a price of $0.85, which was below the fair market value of $0.99 per share at the closing price of the Company’s stock. As this offer only benefited a selected group of common shareholders and was not broadly available to all common shareholders, the Company determined that the deemed dividend treatment was most appropriate. The Company calculated the deemed dividend as the difference between the fair market value of the Company’s common stock and the exercise price of the warrants on the date that conversion notice was accepted and signed, in the amount of $98,000.
Liquidity and Capital Resources
     At December 31, 2005, we had an accumulated deficit of $19,003,000. We have incurred significant recurring net losses. For the years ended December 2004 and 2005 we had net losses applicable to common shareholders of $3,648,000 and $1,188,000, respectively. Our 2004 and 2005 net losses were principally attributable to our ongoing shift in focus from an on-line business to an ASP business with an expanded suite of products and our abandoned acquisition costs of $1,203,000 during 2004. We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP and payment processing products.
     Although there can be no assurance, we believe that the cash on hand of $1,338,000 at December 31, 2005, along with the sale of Company common stock in February 2006, for net proceeds of $1,544,000 and the expected increase in cash flows from operations and a decrease in cash outlays of approximately $545,000 over the next 12 months, from savings on principal and interest payments as a result of the conversion of the convertible note into equity, will be sufficient to meet our anticipated working capital needs through December 31, 2006. In addition the Company will continue to seek additional financings as needed.
     We believe that we are in a position to take advantage of additional strategic acquisitions and revenue-sharing arrangements should they present themselves. We are optimistic that our growing ASP business will continue to be accepted in the marketplace. However, our ability to sell ASP business products and service offerings during the current year may be hampered by the current unstable climate in the advertising market, the geo-political climate, including the war in Iraq, and state of the economy in general. These factors, coupled with possible competition from other vendors, the extended selling cycle in our industry, and customer delays in customization and implementations, could delay our ability to increase revenue to a level sufficient to cover our expenses. There is no assurance that management will be successful with its operating plan and, if events and circumstances occur such that we do not meet our plan as expected, and we are unable to raise additional financing, we may be required to further reduce certain discretionary spending, which could have a material adverse effect on AdStar’s ability to achieve our intended business objectives.
     We have historically financed our business through a combination of cash generated from operations and debt and equity financings. At December 31, 2005, the Company had negative working capital of $200,000 compared to $1,535,000 at December 31, 2004, a $1,335,000 improvement. The improvement in working capital is primarily a result of the impact of our cost-cutting measures — as discussed above — the pay-down of accrued expenses related to international expansion, the reduction of estimated accruals on loss contracts and pre-acquisition contingent labor costs, combined with $580,000 in proceeds from the exercise of 702,850 warrants in January 2005 and the $481,000 in proceeds as a result of the exercise of 470,972 incentive stock options.
     As of December 31, 2005, we had cash and cash equivalents of approximately $1,338,000 compared to $1,093,000 as of December 31, 2004, a net increase of $245,000. The net increase in cash and cash equivalents was the result of $608,000 provided by financing activities offset by $113,000 used in investing activities and $250,000 used in operating activities.
     Net cash used in operations during the year ended December 31, 2005 was approximately $252,000 compared with $1,834,000 used in operations during the year ended December 31, 2004, a $1,582,000 improvement. Net cash used in operating activities was primarily the result of a net loss of $1,090,000 less non-cash charges of $738,000 in depreciation and amortization, $803,000 in beneficial interest and amortization of financing fees on the convertible note, $94,000 in stock based vendor compensation, and a $7,000 non-cash benefit in allowance for doubtful accounts, net of a $21,000 decrease in accounts receivable, a $1,000 increase in prepaids and other assets, a $16,000 increase in due to publications, a $713,000 reduction in accounts payable and accrued expenses, and a $113,000 decrease in deferred revenue and customer deposits.
     Net cash used in investing activities decreased to $113,000 during the year ended December 31, 2005 compared with $551,000 during the year ended December 31, 2004. The decrease of $438,000 is primarily the result of a $431,000 decrease in spending on capitalized and purchased software. The reduction in spending on capitalized and purchased software is part of a conscious effort to limit software enhancement projects primarily to those contracted by customers. We have delayed certain development projects as a result of shifting certain technical staff from development projects to servicing major service contracts, such as the Atlanta Journal-Constitution and MediaNews Group Interactive projects, addressing technical matters related to SAS 70 compliance and the overall reduction in our technical staffing levels. We anticipate delayed development projects as well as SAS 70 type II certification to commence in 2006.
     Net cash provided by financing activities decreased to $610,000 during the year ended December 31, 2005 compared with $1,386,000 during the year ended December 31, 2004. The $776,000 decrease is primarily comprised of a financing during the year ended December 31, 2004, whereby we received $1,347,000 in net proceeds from the Laurus Master Fund convertible note with no comparable financing during 2005, $411,000 in principal repayments on the Laurus Master Fund convertible note during the year ended December 31, 2005 compared to $45,000 during the year ended December 31, 2004 offset by net proceeds of $1,061,000 from the exercise of warrants and incentive stock options during the year ended December 31, 2004, as compared to $168,000 in the year ended December 31, 2004. During 2005 and 2004 the funds from financing activities were primarily used in operations.
     In February 2006, we sold one million (1,000,000) shares of our Common Stock for $1,650,000. We paid the placement agent a cash placement fee of 5 1/2% of the amount raised, and warrants, exercisable for three years, to purchase 25,000 shares of our Common Stock at a price of $4.00 per share.
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
     As permitted by SFAS No. 123, we currently account for share-based payments to employees according to APB 25 using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of the modified prospective adoption of SFAS No. 123(R) cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123, as described in the disclosure of pro forma net income and earnings per share.
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
     In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” a replacement of existing accounting pronouncements. SFAS 154 modifies accounting and reporting requirements when a company voluntarily chooses to change an accounting principle or correct an accounting error. SFAS 154 requires retroactive restatement of prior period financial statements unless it is impractical. Previous accounting guidelines allowed recognition by cumulative effect in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles, generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure. On an on-going basis, we re-evaluate our estimates, including those relating to revenue recognition, uncollectible accounts receivable, intangible assets and contingent expenses and revise reported amounts prospectively. We base our estimates on historical experiences, combined with anticipated activity and various other assumptions that we believe to be reasonable under the circumstances. When combined, this body of knowledge forms the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition
We derive revenue from several products and services as follows:
ASP revenue — We receive revenue by providing an ASP product that allows customers to use our software applications on a “shared system” over the Internet. This technology may be in the form of a publisher-specific ad-taking Web site service that offers visitors to a newspaper’s Web page the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. We receive monthly fees for hosting the transactions and providing customer support, and recognize the fees ratably over the contract period. We also receive transaction fees from the publishers when ads are placed through our platform. We recognize revenue on a per-transaction basis when the ad is placed through their system and collection from the customer is probable. Under the guidance provided by the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and the Emerging Issues Task Force (“EITF”) Abstract No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), we are, in substance, acting as an agent for the publishers and therefore recognize as revenue only the net fees realized on the transactions. We also contract with third parties for ASP ad-taking services, whereby our software handles transactions generated through the third party software, interfacing with the publisher software systems. We receive transaction fees from the publishers when ads are placed through our platform, using third party software as a front-end.
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
Deferred revenue consists primarily of deferred revenues from License and Software contracts, PCS maintenance arrangements prepaid annually and customization and other revenues billed and paid in advance. Revenues from upfront license fees, monthly fees and PCS under software maintenance arrangements are based upon renewal rates and are recognized ratably over the term of the arrangement. Licenses and maintenance generally range from month-to-month up to 10 years on historical AdStar and 25 years and annual on Edgil. Deferred revenues are $204,000; PCS contracts paid in advance and prepaid customer deposits are $53,000 as of December 31, 2005. Revenue from software customization services is recognized upon the completion of services. As part of the integration of Edgil into AdStar’s business model, we are currently offering new Edgil contracts on terms and conditions similar to AdStar, generally one year or less in duration.
Areas requiring management’s judgment include revenue recognition and cost estimation on the fixed-fee software customization element of the contracts. Revenue is recognized on these contracts using a percentage-of-completion methodology, based upon labor input measures and an estimate of time to completion. Monthly, technical management reviews the estimate of labor hours required to complete the customization and the effect of any change in estimate is reflected in the period in which the change is first known. Such changes in estimates have not been material to our results of operation. The corresponding cost of revenue charge is derived based upon the same labor input measurements and our existing cost structure. If we do not accurately estimate the resources required under the contract or the scope of the work to be performed, or if we do not manage our projects properly within the prescribed timeframe, future margins may be significantly and adversely affected. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and uncertainties inherent in software customization activities may affect the percentages derived under the percentage-of-completion accounting method, which in turn may affect the amounts reported in the financial statements.
Software Development Costs
Costs to establish the technological feasibility of software applications developed by us are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, we capitalize a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. During the year, we capitalized $17,000 and amortized $491,000 in capitalized software development and maintenance costs.
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
Income taxes
We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Cumulative losses weigh heavily in the overall assessment. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. As a result of our assessment, we established a full valuation allowance for our remaining net deferred tax assets at

December 31, 2005. Until we reach an appropriate level of profitability we do not expect to recognize any significant tax benefits in our future results of operations. As of December 31, 2005, our total valuation allowance on net deferred tax assets was approximately $6,016,000. The federal and state net operating loss carry forwards will begin to expire in 2018 and 2006, respectively.
Intangible Assets
We periodically review our long-lived and intangible assets for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. This could occur when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated as the excess of the asset’s carrying value over its estimated fair value. We also periodically reassess the estimated remaining useful lives of our long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in earnings. We have experienced no significant changes in the carrying value of our long-lived assets.
Contractual Obligations, Commitments and Contingencies
     We have contractual obligations and commitments primarily with regards to employment agreements for three of our executives, certain non-cancelable operating lease obligations for office space and equipment, and capital lease obligations for computer equipment and office furniture.
     The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2005:

	Payments due by Period
				Beyond
Contractual obligations	2006	2007	2008	2008	Total
Employment agreements	$617,000	$426,000	$426,000	$426,000	$1,895,000
Capital lease commitments	1,000	—	—	—	1,000
Operating lease commitments	191,000	135,000	138,000	120,000	584,000
Loans from stockholders	21,000	—	—	—	21,000

	$830,000	$561,000	$564,000	$546,000	$2,501,000

Item 7. Financial Statements
     See Index to Financial Statements below, beginning on page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Change in Certifying Accountant
     On February 7, 2006, the Company, at the request of the Board of Directors, filed a Form 8-K to disclose a change in the registrant’s certifying accountant from BDO Seidman, LLP to Holtz Rubenstein Reminick LLP. There were no disagreements, adverse opinions or disclaimer of opinion by BDO Seidman, LLP at the time of the change.

Item 8A. Controls and Procedures
     a) Evaluation of Disclosure Controls and Procedures. Management, with the participation of our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including its chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.
     b) Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for Adstar. As of the end of the most recent fiscal year, management found the internal control over financial reporting to be effective, with no material weaknesses. There were no changes in our internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     The Company’s management is reviewing the Company’s internal controls over financial reporting to determine the most suitable recognized control framework. The Company will give great weight and deference to the product of the discussions of the SEC’s Advisory Committee on Smaller Public Companies (the “Advisory Committee”) and the Committee of Sponsoring Organizations’ task force entitled Implementing the COSO Control Framework in Smaller Businesses (the “Task Force”). Both the Advisory Committee and the Task Force are expected to provide practical, needed guidance regarding the applicability of Section 404 of the Sarbanes-Oxley Act to small business issuers. The Company’s management intends to perform the evaluation required by Section 404 of the Sarbanes-Oxley Act at such time as the Company adopts a framework. For the same reason, the Company’s independent registered public accounting firm has not issued an “attestation report” on the Company management’s assessment of internal controls.
Item 8B. Other Information
     None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
     Our executive officers and directors and their respective ages are as follows:

			Director
Name	Age	Position	Since
Leslie Bernhard	61	President, Chief Executive Officer and Director	1991
Eli Rousso	69	Executive Vice President, Chief Technology Officer, Secretary, Treasurer, and Director	1991
Jeffrey Baudo	59	Senior Vice President, Chief Operating Officer, and Director	2001
Anthony J. Fidaleo (3)	47	Vice President and Chief Financial Officer
James Linesch	51	Chief Financial Officer
Peter M. Zollman (2)	52	Director	2005
Michael Jackson (1)	41	Director	2005
John Rudy (1)(2)	63	Director	2005
Michael P. Dubreuil (1)(2)	46	Director	2005

(1)	Member of the audit committee of the Board of Directors.

(2)	Member of the compensation committee of the Board of Directors.

(3)	Resigned effective November 30, 2005.
     Leslie Bernhard, one of our co-founders, has been a senior executive since the organization of our predecessor in 1986 and has served as our President and Chief Executive Officer since 1991. Ms. Bernhard also serves on the Board of Directors of Milestone Scientific, Inc., a developer and manufacturer of medical and dental equipment. Ms. Bernhard holds a B.S. degree from St. John’s University. Ms. Bernhard is the sister of Mr. Baudo.
     Eli Rousso, our other co-founder, has been a senior executive since the organization of our predecessor in 1986 and has served as our Executive Vice President and Chief Technology Officer since 1991. Mr. Rousso holds a B.S. degree in Electrical Engineering from Massachusetts Institute of Technology (MIT) and has completed graduate work at the Polytechnic Institute (New York).
     Jeffrey Baudo joined us as Chief Operating Officer in January 2001 and became a director in February 2001. From 1995 to 2000 Mr. Baudo served as Chief Operating Officer and President of the periodicals publishing division of United Advertising Publications. Mr. Baudo holds a B.A. degree from St. Johns University. Mr. Baudo is the brother of Ms. Bernhard.
     James Linesch, Chief Financial Officer, was a financial intermediary with MET Advisors, a business consulting firm. From 2000 to 2004 Mr. Linesch was Chief Financial Officer with DynTek, Inc., a public company providing IT services. Previously he was principal financial officer to various publicly traded companies, including CompuMed, Inc. and Universal Self Care, Inc. (medical equipment/ supply companies). Mr. Linesch obtained a B.S. in Finance at the California State University, Northridge, and his MBA at the University of Southern California.

     Peter M. Zollman, a director, is the Founding Principal of Classified Intelligence, LLC, and the Advanced Interactive Media Group, LLC, and has held those positions since the companies launched in 1998 and 1997, respectively. Both organizations provide consulting services regarding interactive media to the classified advertising industry, media companies, dot-coms and vendors. Mr. Zollman is publisher and executive editor of Classified Intelligence Report.
     Michael Jackson, a director, is Executive Vice President and Chief Financial Officer of AGENCY.COM, a global internet professional services company, and has served in those positions or as Corporate Controller or Chief Accounting Officer since August, 1999. Before that, he was a Manager at Arthur Andersen LLP and Ernst and Young LLP. He served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and on the New York State Society’s SEC Committee from 1999 to 2001. He is a member of the Board and Chairman of the Audit Committee of Dag Media, Inc., a publisher of print and on-line classified telephone directories.
     John Rudy, a director, is the founder and Chief Executive Officer of Beacon Consulting Associates, accounting and business consultants providing, financial, accounting, marketing and business strategy advice and services to middle market businesses, and has held those positions since 1986. Mr. Rudy has over 15 years of experience with public accounting firms, most recently as a director with Coopers & Lybrand in charge of their turn-around services practice in the New York Metropolitan area. He has also served as Chief Financial Officer for a chain of women’s ready-to-wear stores and a public group of automotive retailers. Mr. Rudy is a CPA in New York State.
     Michael P. Dubreuil, a director, is a private investor and a Director of the Board of Secured Services, Inc., an information security software company. He co-founded Secured Services, Inc. in September, 2002 and was its Co-Chairman until August, 2005. Prior to that he founded Dolfin.com, Inc in May 1998, and holds the positions of Chief Executive Officer and Chairman of Dolfin.com, Inc.
     All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.
     AdStar’s Board of Directors has separately designated compensation and audit committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of AdStar; reviews general policy matters relating to compensation and benefits of employees of AdStar; and, administers the issuance of stock options to AdStar’s officers, employees, directors and consultants. The Audit Committee meets with management and AdStar’s independent auditors to determine the adequacy of internal controls and other financial reporting matters. The members of the Audit Committee are Michael Jackson, John Rudy and Michael Dubreuil.
Audit Committee Financial Expert
     The Board has determined that Michael Jackson and John Rudy each qualify as an “Audit Committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B, and “independent” as that term is used in Item7 (d)(3)(iv) of schedule 14A under the Exchange Act.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires AdStar’s officers and directors, and persons who own more than ten percent (10%) of a registered class of AdStar’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish AdStar with copies of all Section 16(a) forms they file.

     To the best of AdStar’s knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, AdStar believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2005. With respect to any former directors, officers, and ten percent (10%) stockholders of AdStar, AdStar does not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).
Code of Ethics
     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on our Website at www.AdStar.com and is filed as Exhibit 14.1 to this report. AdStar undertakes to provide, without charge, a copy of our code of ethics to any person who requests such code of ethics in writing.
Item 10. Executive Compensation
     The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2002, 2003 and 2004 by our (i) Chief Executive Officer, and (ii) executive officers, other than the Chief Executive Officer, whose salaries for the 2005 fiscal year as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”).
Summary Compensation Table

		Annual	Long-Term Compensation
		Compensation	Awards	Payouts
			Common Stock	All Other
			Underlying Options	Compensation
Name and Principal Position	Year	Salary ($)	(#)	($)
Leslie Bernhard,	2005	$202,160	279,151	0
President & Chief Executive	2004	$212,800	0	0
Officer	2003	$212,800	150,000	0
Eli Rousso	2005	$202,160	254,151	0
Executive Vice President &	2004	$212,800	0	0
Chief Technology Officer	2003	$212,800	150,000	0
Jeffrey Baudo	2005	$182,115	226,260	0
Chief Operating Officer	2004	$191,700	0	0
	2003	$191,700	0	0
Anthony J. Fidaleo (1)	2005	$140,577	19,178	0
Vice President Finance &	2004	$140,000	0	0
Chief Financial Officer	2003	$125,000	20,000	0

(1)	Resigned effective November 30, 2005
Stock Options
     On December 21, 2005, the Company granted to Jeffrey Baudo 66,667 options at $2.38 per share, 66,667 options at $3.00 per share and 66,666 options at $3.50 per share. On December 21, 2005, the

Company granted to Leslie Bernhard 83,334 options at $2.38 per share; 83,333 options at $3.00 per share; and, 83,333 options at $3.50 per share. On December 21, 2005, the Company granted to Eli Rousso 75,000 options at $2.38 per share; 75,000 options at $3.00 per share; and, 75,000 options at $3.50 per share. The following table provides the number and aggregate value of options exercised, as well as unexercised options held by Named Executives as of December 31, 2005. The per share exercise price of all options was equal to, or above, the estimated fair market value of a share of Common Stock on the date of grant.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Shares Underlying		Dollar Value of Unexercised
	Number of Shares	Dollar Value	Unexercised Options at fiscal		In-the-Money Options at fiscal
	Underlying	Realized on	Year-End		Year-End (1)
Name	Options Exercised	Exercise	Exercisable	Nonexercisable	Exercisable	Nonexercisable
Leslie Bernhard	—	$—	529,151	—	$430,227	$—
Eli Rousso	—	$—	504,151	—	$430,227	$—
Jeffrey Baudo	98,114	$122,643	378,146	—	$285,738	$—
Anthony J. Fidaleo	55,845	$59,534	—	—	$—	$—

(1)	Based on the closing price of the AdStar’s Common Stock on December 31, 2005 of $2.23. For the purposes of this calculation, value is based upon the difference between the exercise price of the options and the per share price at December 31, 2005.
Compensation of Directors
     As of May 16, 2005, we granted Michael Jackson, a non-employee director, fully vested options covering 25,000 shares of Common Stock, exercisable at $0.83 per share for services rendered. As of May 16, 2005, we granted John Rudy, a non-employee director, fully vested options covering 25,000 shares of Common Stock, exercisable at $0.83 per share for services rendered. As of July 11, 2005, we granted Peter Zollman, a non-employee director, fully vested options covering 25,000 shares of Common Stock, exercisable at $1.08 per share for services rendered. As of July 29, 2005, we granted Michael Dubreuil, a non-employee director, fully vested options covering 25,000 shares of Common Stock, exercisable at $1.31 per share for services rendered.
Employment Contracts and termination of employment and change-in-control arrangements
     On December 21, 2005, the Company entered into four-year employment agreements with each of Leslie Bernhard and Eli Rousso. The employment agreements extend through December 20, 2009, and contain automatic annual one-year extensions to the term, effective on each anniversary date of the agreement. Pursuant to her employment agreement, Leslie Bernhard was retained as the Chief Executive Officer and her total annual compensation is $212,800. Pursuant to his employment agreement, Eli Rousso was retained as the Executive Vice President and his total annual compensation is $212,800. Under each agreement, the Company may terminate employment with cause or by the executive with good reason. Termination without cause, or by the executive for good reason, would subject the Company to liability for liquidated damages in an amount equal to the terminated executive’s base salary for the remaining term of his or her employment agreement or 12 months, whichever is greater. Each executive also executed employment agreement amendments, dated December 21, 2005, whereby both executives voluntarily reduced their individual salaries to $202,160 per year, unless the executive provides 10 days written notice that the reduction is no longer in effect.
     In January 2001, AdStar entered into a two-year employment contract with Mr. Jeffrey Baudo. Pursuant to his employment agreement, Mr. Baudo was retained as our Chief Operating Officer at an annual rate of $213,000 per year, and was granted options to purchase 100,000 shares of AdStar’s Common Stock.

     Subsequently, as of July 1, 2002, Mr. Baudo agreed to an amendment to his employment agreement reducing his annual rate of compensation to $191,700. Mr. Baudo’s contract was extended for one year with successive one-year terms for the same salary under essentially the same terms and conditions, effective January 22, 2003. On December 21, 2005, Mr. Baudo executed an employment agreement amendment that voluntarily reduced his salary to $182,115 per year, unless he provides 10 days written notice that the reduction is no longer in effect. Mr. Baudo is the brother of Leslie Bernhard.
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
     AdStar’s Certificate of Incorporation provides mandatory indemnification rights to any officer or director of AdStar who, by reason of the fact that he or she is an officer or director of AdStar, is involved in a legal proceeding of any nature. Such indemnification rights include reimbursement for expenses incurred by such officer or director in advance of the final disposition of such proceeding in accordance with the applicable provisions of the DGCL. Insofar as indemnification for liabilities under the Act may be provided to officers and directors or persons controlling AdStar, AdStar has been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table, together with the accompanying footnotes, sets forth information, as of March 15, 2006, regarding stock ownership of all persons known by AdStar to own beneficially more than 5% of AdStar’s outstanding Common Stock, Named Executives, all directors, and all directors and officers of AdStar as a group:

	Shares of
	Common Stock
	Beneficially	Percentage of
Name of Beneficial Owner (1)	Owned (2)	Ownership
Leslie Bernhard (3)	879,151	4.5%
Eli Rousso (4)	881,988	4.5%
Jeffrey Baudo (5)	378,146	1.9%
Michael Jackson (6)	25,000	*
John Rudy (6)	25,000	*
Michael Dubreuil (7)	25,000	*
Michael A. Roth and Brian J. Stark	1,000,000	5.2%
Peter Zollman (8)	25,000	*
Tribune Company	3,443,457	18.0%
All Directors and Officers (7 persons) as a group	2,239,285	11.3%

*	less than 1%

(1)	The addresses of the persons named in this table are as follows: Leslie Bernhard, Eli Rousso, and Jeffrey Baudo, c/o AdStar, Inc., 4553 Glencoe Avenue, Suite 300, Marina del Rey, CA 90292; and Tribune Company, 435 N. Michigan Ave. Chicago IL, Attn: General Counsel; Michael A. Roth and Brian J. Stark, 3600 South Lake Drive, St. Francis, WI 53235; Peter Zollman 402 Spring Valley Road, Altamonte Springs, Florida 32714; Michael Dubreuil, c/o Brainhunter Global Solutions, 2 Sheppard Ave. E., Suite 700, Toronto, Ontario, M2N 5Y7; Michael Jackson, c/o Agency.com, 20 Exchange Place – 9th Floor – New York,

NY 10005; John Rudy, c/o Beacon Consulting Associates, P.O. Box 894,169 Main Street, Matawan, NJ 07747.

(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 10, 2005 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. On March 15, 2005, 19,250,286 shares of Common Stock were outstanding.

(3)	Includes options to purchase 529,151 shares of AdStar Common Stock at prices between $0.60 and $3.50, exercisable within 60 days.

(4)	Includes options to purchase 504,151 shares of AdStar Common Stock at prices between $0.60 and $3.50, exercisable within 60 days.

(5)	Includes options to purchase 378,146 shares of AdStar Common Stock, at prices between $0.60 and $3.50, exercisable within 60 days.

(6)	Includes options to purchase 25,000 shares of AdStar Common Stock at $0.83, exercisable within 60 days.

(7)	Includes options to purchase 25,000 shares of AdStar Common Stock at $1.31, exercisable within 60 days.

(8)	Includes options to purchase 25,000 shares of AdStar Common Stock at $1.08, exercisable within 60 days.
Securities Authorized for Issuance Under Equity Compensation Plans
2004 Stock Option Plan
     In 2004 our stockholders approved the 2004 Stock Option Plan adopted by our Board of Directors (the “2004 Plan”), which provides for the grant to our employees, directors and consultants of incentive and non-qualified stock options to purchase 1,200,000 shares of our Common Stock. The purpose of the 2004 Plan is to provide incentives to employees, directors and consultants whose performance will contribute to our long-term success and growth, to strengthen our ability to attract and retain employees, directors and consultants of high competence, to increase the identity of interests of such people with those of our stockholders and to help build loyalty to AdStar through recognition and the opportunity for stock ownership. The Compensation Committee of the Board of Directors will administer the 2004 Plan. The 2004 Plan will expire 10 years from the date of stockholder approval. Generally, the option price of both incentive stock options and non-qualified stock options must be at least equal to 100% of the fair market value of the shares on the date of grant. The maximum term of each option is ten years. For any participant who owns shares possessing more than 10% of the voting rights of our outstanding Common Stock, the exercise price of any incentive stock option must be at least equal to 110% of the fair market value of the shares subject to such option on the date of grant and the term of the option may not be longer than five years.
1999 Stock Option Plan
     To attract and retain the personnel necessary for our success, we adopted our 1999 Stock Option Plan (the “1999 Plan”) and reserved 1,500,000 shares of stock for future grants under it. Pursuant to the 1999 Plan, our officers, directors and key employees and consultants are eligible to receive grants of incentive and/or non-incentive stock options covering up to 1,500,000 shares of our Common Stock. The purpose of the 1999 Plan is to provide a flexible framework that permits the Board of Directors to develop and implement stock-based incentive compensation programs based on changing needs in our competitive market. In addition, the 1999 Plan provides that the maximum term for options granted under the plan is 10 years and that the exercise price for the options may not be less than the fair market value of our Common Stock on the date of grant. Options granted to stockholders owning more than 10% of our outstanding Common Stock must be exercised within five years from the date of grant and the exercise price must be at least 110% of the fair market value of our Common Stock on the date of the grant.
     The following table summarizes as of December 31, 2005 (i) the options granted under both of our option plans and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside the plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
			Number of securities
			remaining available
			for future issuance
			under equity
	Number of securities to be	Weighted-average	compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
	warrants and rights	warrants and rights	(a))

	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders (the 2004 plan and the 1999 Plan)	1,386,938	$1.22	784,285

Equity Compensation Plans Not Approved By Security Holders	1,107,509	$2.39	21,216	(1)

Total	2,494,447	$1.74	805,501

(1)	Reflects shares of AdStar Common Stock under the Vendor Plan described below.
The equity compensation not approved by security holders referred to in the table above includes:
     • Grants of an aggregate of 205,000 non-qualifying Common Stock purchase options to certain consultants for Investor Relations services and to our non-employee directors for their services. The details of the grants are as follows: (1) 30,000 options to a consultant exercisable at $1.99 per share, expiring in November 2008, (2) 50,000 options to a director exercisable at $0.60 per share, expiring on January 27, 2007, (3) 25,000 options to a director exercisable at $1.29 per share, expiring on November 11, 2009, (4) 25,000 options to a director exercisable at $0.83 per share, expiring on the earlier of 30 days from such director’s termination of his position or on May 15, 2010, (5) 25,000 options to a director exercisable at $0.83 per share, expiring on the earlier of 30 days from such directors termination of his position or on May 15, 2010, (6) 25,000 options to a director exercisable at $1.34 per share, expiring on the earlier of 30 days from such director’s termination of his position or on May 15, 2010 and (7) 25,000 options to a director exercisable at $1.08 per share, expiring on the earlier of 30 days from such director’s termination of his position or on July 10, 2010.
     • Grants of an aggregate of 574,889 non-qualifying Common Stock purchase options to executive officers whose options exceeded the Incentive Stock Option (ISO) $100,000 limit. According to Internal Revenue Code Section 422(d), an employee is limited to $100,000 in stock, based on the fair market value on the grant date, exercisable for the first time during a calendar year. The first $100,000 worth of options is classified as ISOs, and the excess over $100,000 is classified as non-qualifying options. The details of the grants are as follows: (1) 216,925 options issued to our President and Chief Executive Officer, expiring December 20, 2010, (2) 166,039 options issued to our Senior Vice President and Chief Operating Officer, expiring December 20, 2010 and (3) 191,925 options issued to our Executive Vice President and Chief Technical Officer, expiring December 20, 2010. In 2005, the executive officers were respectively issued 279,151; 226,261; and, 254,151 stock options that vested immediately. Under IRS Rule 422(d) only 62,226, 60,222 and 62,226 of these respective options are classified as ISOs.
     • Issuances of an aggregate of 127,620 Common Stock purchase warrants for services rendered by the Underwriter in our public offerings, and the Placement Agent in our private offerings, of securities. The details of the warrants are as follows: (1) 50,000 Common Stock Purchase warrants exercisable at $1.07 per share, expiring on April 5, 2006; (2) 62,284 Common Stock purchase warrants exercisable at $0.75 per share, expiring on January 16, 2007; and (3) 15,336 Common Stock purchase warrants exercisable at $1.87 per share, expiring on March 31, 2009.
     • Issuance of 200,000 Common Stock purchase warrants as part of a private placement for a convertible note with an institutional fund.
In addition we established a plan (the “Vendor Plan”) to pay vendors, who are accredited investors (as defined under Rule 215 of the Act), in shares of our Common Stock, valued at fair market value, for goods or services. Up to 400,000 shares may be issued under the Vendor Plan. Under the Vendor Plan, as of December 31, 2005, an aggregate of 378,784 shares of Common Stock had been issued leaving 21,216 shares available for future issuance.
Item 12. Certain Relationships and Related Transactions
     In December 2002, our Board of Directors approved the sale of shares of its Series B Preferred Stock to Tribune Company for an aggregate price of $1.5 million. The sale was split into two funding segments:
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
     In September 2005, the 2,000,000 shares of Series B-1 Preferred Stock were automatically converted to 2,000,000 shares of Common Stock. Pursuant to the terms of the financing, the shares shall automatically convert into Common Stock on the first day after the 24-month anniversary of the Series B-1 Original Issuance Date for which the Market Price of a share of Common Stock exceeds 200% of the average trading price per share of Common Stock during the 30 consecutive days immediately preceding the Series B-1 Original Issuance Date.

Item 13. Exhibits, List and Reports on Form 8-K
(a) Exhibits:

Exhibit
No.	Description

2.1	Agreement and Plan of Merger dated October 21, 2003(1)

3.1	Certificate of Incorporation of AdStar (2)

3.1a	Amendment to Certificate of Incorporation, as filed with the Secretary of State of Delaware on July 11, 2001 (3)

3.1b	Series A Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 15, 2002 (4)

3.1c	Series B-1 Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on December 20, 2002, effective December 23, 2002 (5)

3.1d	Series B-2 Preferred Stock Certificate of Designation as filed with the Secretary of State of Delaware on March 28, 2003, effective March 28, 2003(6)

3.1e	Amendment to Certificate of Incorporation, as filed with the Secretary of State of Delaware on November 11, 2004 (17)

3.2	By-Laws of AdStar (2)

4.1	Specimen Stock Certificate (2)

4.2	Revised Form of Underwriter’s Warrant (7)

4.3	Form of 5-year warrant issued in the Private Placement of units on April 6, 2001 (8)

4.4	Form of 5-year warrant issued in connection with the Private Placement of AdStar Common Stock during the period of October 2001 through January 2002(9)

4.5	Form of 3-year warrant issued to C.C.R.I. Corporation in connection with an agreement between it and AdStar, dated as of October 2, 2001(9)

4.6	Form of 5-year warrant issued in connection with the Private Placement of AdStar Common Stock in September 2003 (10)

4.7	Registration Rights Agreement by and among the Company and the Edgil Stockholders, dated October 21, 2003 (11)

10.1	1999 Stock Option Plan (2)

10.2**	Employment Agreement between AdStar and Leslie Bernhard (6)

10.3**	Employment Agreement between AdStar and Eli Rousso (6)

10.4**	Employment Agreement between AdStar and Jeffrey Baudo (6)

10.5**	Series A Preferred Stock Purchase Agreement, dated March 18, 2002, by and between AdStar, Inc. and Tribune Company (4)

10.6	Software Development and Deployment Agreement, dated March 18, 2002, by and between AdStar, Inc. and Tribune Company (4)

10.7	Registration Rights Agreement, dated March 18, 2002, by and between AdStar, Inc. and Tribune Company (4)

10.8	Governance Agreement, dated March 18, 2002, by and among AdStar, Inc., Leslie Bernhard, Eli Rousso and Tribune Company (4)

10.9	Series B Preferred Stock Purchase Agreement, dated December 23, 2002, by and between AdStar, Inc. and Tribune Company (5)

10.10	Second Software Development and Deployment Agreement, dated December 23, 2002, by and between AdStar, Inc. and Tribune Company (5)

10.11	Amended and Restated Registration Rights Agreement, dated December 23, 2002, by and between AdStar, Inc. and Tribune Company (5)

Exhibit
No.	Description

10.12	Amended and Restated Governance Agreement, dated December 23, 2002, by and among AdStar, Inc., Leslie Bernhard, Eli Rousso and Tribune Company (5)

10.13	2004 Stock Option Plan (14)

10.14**	Employment Agreement between AdStar and Leslie Bernhard, dated December 21, 2005 *

10.15**	Employment Agreement Amendment between AdStar and Leslie Bernhard, dated December 21, 2005 *

10.16**	Employment Agreement between AdStar and Eli Rousso, dated December 21, 2005 *

10.17**	Employment Agreement Amendment between AdStar and Eli Rousso, dated December 21, 2005 *

13.1	Three Form 10QSB Quarterly Reports for the periods ending March 31, 2005; June 30, 2005; and, September 30, 2005 (16)

14.1	Code of Ethics (15)

16.1	Letter from PricewaterhouseCoopers LLP dated February 20, 2003 (12)

20.1	Notification to AdStar, Inc. stockholders of action taken by written consent of the holders of a majority of outstanding shares (13)

21.1	Subsidiaries(15)

22.1	Published reports containing information called for by Item 4 of Part I of this report (See Exhibit 20.1 above)(15)

23.1	Consent of BDO Seidman, LLP *

23.2	Consent of Holtz Rubenstein Remnick LLP *

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Notes to exhibits

*	Filed herewith

**	Indicates a management contract or compensatory plan or arrangement

(1)	Filed on November 4, 2003 as an exhibit with the same number to Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on October 1999 as an exhibit with the same number to Registration Statement on Form SB-2 (No. 333-84209), and incorporated herein by reference.

(3)	Filed as an exhibit to Quarterly Report on Form 10QSB for the period ended September 30, 2001 and incorporated herein by reference.

(4)	Filed on March 25, 2002 as an exhibit to the Current Report on Form 8-K filed and incorporated herein by reference.

(5)	Filed on December 31, 2003 as an exhibit to the Current Report on Form 8-K filed and incorporated herein by reference.

(6)	Filed as an exhibit to the Annual Report on Form 10KSB for the period ended December 31, 2003 and incorporated herein by reference.

(7)	Filed in September 2000 as an exhibit with the same number to Registration Statement on Form SB-2 (No. 333-43408) and incorporated herein by reference.

(8)	Filed on May 10, 2001 as an exhibit to Registration Statement on Form S-3 No. 333-60664 and incorporated herein by reference.

(9)	Filed on January 24, 2002 as an exhibit to Registration Statement on Form S-3 No. 333-81338 and incorporated herein by reference.

(10)	Filed on October 16, 2003 as an exhibit with the same number to Registration Statement on Form S-3 (No. 333-109757) and incorporated herein by reference.

(11)	Filed on November 4, 2003 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.

(12)	Filed on February 24, 2003 as an exhibit to the Current Report on Form 8-K filed and incorporated herein by reference.

(13)	Filed on March 9, 2004 by a Schedule 14C Information Statement.

(14)	Filed on October 13, 2004 as Appendix A to the Schedule 14A Proxy Statement and incorporated herein by reference.

(15)	Filed as an exhibit to the Annual Report on Form 10KSB for the period ended December 31, 2003 and incorporated herein by reference.

(16)	Filed on May 16, 2005, August 15, 2005 and November 14, 2005.

(17)	Filed as an exhibit to the Annual Report on Form 10KSB for the period ended December 31, 2004 and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
     Fees for audit and related services by our principal accounting firms, Holtz Rubenstein Reminick LLP, and our previous accounting firm BDO Seidman, LLP, for fees for fiscal years ended December 31, 2004 and 2005 are as follows:

	2004 (1)	2005 (2)
Audit fees	$125,000	$143,000
Audit related fees	28,000	81,000

Total audit and audit related fees	$153,000	$224,000

Tax fees	19,000	13,000
All other fees	—	—

Total fees	$172,000	$237,000

(1)	Includes only fees charged by BDO Seidman, LLP

(2)	Includes $85,000 accrual of audit fees payable to Holtz Rubenstein Reminick LLP for the 2005 audit
Audit-Related Fees
     The Audit-Related Fees set forth in the table above consist primarily of consulting on regulatory filings and consulting and research on specific accounting issues that pertained to our on-going operations and the audit, including, technical research associated with revenue recognition, Preferred Stock and Common Stock financings, and purchase accounting rules.
Tax Fees
     The Tax Fees set forth in the table above are the aggregate fees paid by us for tax services including, the preparation of corporate tax returns.
All Other Fees
     There were no other fees for the periods presented.
     Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de minimis non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.
Audit Committee Pre-Approval Policies and Procedures
     The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting. All audit and non-audit services performed by our independent accountants have been pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdStar, Inc.
By:	/s/ Leslie Bernhard
Leslie Bernhard,
President and Chief Executive Officer

Date: March 30, 2006
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2006.

Signature	Title
Principal Executive Officer
/s/ Leslie Bernhard Leslie Bernhard	President and Chief Executive Officer and Director
Principal Financial Officer
/s/ James Linesch James Linesch	Chief Financial Officer
Directors
/s/ Eli Rousso Eli Rousso	Director
/s/ Jeffrey Baudo Jeffrey Baudo	Director
/s/ John C. Rudy John C. Rudy	Director
/s/ Michael J. Jackson Michael J. Jackson	Director
/s/ Michael Dubreuil Michael Dubreuil	Director
/s/ Peter Zollman Peter Zollman	Director

Report of Independent Registered Public Accounting Firm
Board of Directors
AdStar, Inc.
Marina del Rey, California
We have audited the accompanying consolidated balance sheet of AdStar, Inc. and Subsidiary (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AdStar, Inc. and Subsidiary at December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Holtz Rubenstein Reminick LLP
New York, New York
March 11, 2006

Board of Directors
AdStar, Inc.
Marina del Rey, California
We have audited the accompanying consolidated balance sheet of AdStar, Inc. and Subsidiary (the “Company”) as of December 31, 2004 and the related consolidated stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AdStar, Inc. and Subsidiary at December 31, 2004, and the results of its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO Seidman, LLP
Los Angeles, California
March 11, 2005

AdStar, Inc. and Subsidiary
Consolidated Balance Sheet
As of December 31, 2005

Assets

Current assets:
Cash and cash equivalents	$1,338,000
Accounts receivable, net of allowance for doubtful accounts of $68,000	571,000
Notes receivable from officers — current portion	8,000
Prepaid and other current assets	115,000

Total current assets	2,032,000

Notes receivable from officers, net of current portion	216,000
Property and equipment, net	127,000
Capitalized and purchased software, net	1,031,000
Intangible assets, net	1,306,000
Goodwill	2,132,000
Other assets	30,000

Total assets	$6,874,000

Liabilities and Stockholders’ Equity

Current liabilities:
Due to publications	$1,314,000
Accounts payable and accrued expenses	677,000
Deferred revenue and customer deposits – current portion	219,000
Loans from stockholders — current portion	21,000
Capital lease obligations — current portion	1,000

Total current liabilities	2,232,000

Deferred revenues, net of current portion	28,000

Total liabilities	2,260,000

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, par value $0.0001; authorized 5,000,000 shares; 0 issued and outstanding	—
Common Stock, par value $0.0001; authorized 40,000,000 shares; 18,250,287 issued and outstanding	2,000
Additional paid-in capital	23,683,000
Treasury stock; 67,796 shares	(68,000)
Accumulated deficit	(19,003,000)

Total stockholders’ equity	4,614,000

Total liabilities and stockholders’ equity	$6,874,000

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Operations
For the Two Years
Ended December 31, 2005

	2004	2005
ASP, net	$1,687,000	$1,815,000
Licensing and software	2,268,000	2,534,000
Customization and other	978,000	890,000

Net revenues	4,933,000	5,239,000

Cost of revenues, including depreciation and amortization of $649,095 and $595,000	2,027,000	1,779,000
Loss on write-down of capitalized software	258,000	—

Total cost of revenues	2,285,000	1,779,000

Gross profit	2,648,000	3,460,000

General and administrative expense	2,053,000	1,959,000
Product maintenance and development costs	1,359,000	901,000
Selling and marketing expense	1,291,000	750,000
Restructuring expenses	(38,000)	—
Amortization of customer list	88,000	88,000
Abandoned acquisition costs	1,203,000	—

Loss from operations	(3,308,000)	(238,000)

Beneficial interest and amortization of financing fees on convertible note	(299,000)	(802,000)
Interest income (expense), net	(36,000)	(38,000)

Loss before income taxes	(3,643,000)	(1,078,000)

Provision for income taxes	(5,000)	(12,000)

Net loss	$(3,648,000)	$(1,090,000)

Deemed dividends on exercise of warrants	—	(98,000)

Net loss applicable to common stockholders	$(3,648,000)	$(1,188,000)

Loss per share — basic and diluted	$(0.26)	$(0.07)
Weighted average number of shares — basic and diluted	14,043,000	16,133,000
The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Two Years
Ended December 31, 2005

			Preferred Stock		Preferred Stock		Preferred Stock						Total
	Common Stock		Series A		Series B-1		Series B-2		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance, December 31, 2003	12,778,531	$2,000	1,443,457	$1,698,000	—	$—	2,000,000	$1,342,000	67,796	$(68,000)	$17,166,000	$(14,167,000)	$5,973,000
Conversion of Preferred Series A net of associated costs and fees	1,443,457	—	(1,443,457)	(1,698,000)	—	—	—	—	—	—	1,667,000	—	(31,000)
Beneficial conversion of warrants issued with convertible debt	—	—	—	—	—	—	—	—	—	—	734,000	—	734,000
Common Stock issued to legal council for finders fee on convertible debt	25,000	—	—	—	—	—	—	—	—	—	32,000	—	32,000
Conversion of convertible debt to Common Stock	100,000	—	—	—	—	—	—	—	—	—	225,000	—	225,000
Common Stock issued for services	53,217	—	—	—	—	—	—	—	—	—	97,000	—	97,000
Warrants exercised	55,230	—	—	—	—	—	—	—	—	—	109,000	—	109,000
Options exercised	58,111	—	—	—	—	—	—	—	—	—	59,000	—	59,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,648,000)	(3,648,000)

Balance, December 31, 2004	14,513,546	2,000	—	—	—	—	2,000,000	1,342,000	67,796	(68,000)	20,089,000	(17,815,000)	3,550,000
Conversion of Preferred Series B-2 To Common Stock	2,000,000	—	—	—	—	—	(2,000,000)	(1,342,000)			1,342,000	—	—
Conversion of Laurus debt To Common Stock	435,470	—	—	—	—	—	—	—	—	—	999,000	—	999,000
Warrants repriced and exercised	702,850	—	—	—	—	—	—	—	—	—	580,000	—	580,000
Preferential dividend on repriced warrants											98,000	(98,000)	—
Shares issued for services	127,449	—	—	—	—	—	—	—	—	—	94,000	—	94,000
Options exercised	470,972	—	—	—	—	—	—	—	—	—	481,000	—	481,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,090,000)	(1,090,000)

Balance, December 31, 2005	18,250,287	$2,000	—	$—	—	$—	—	$—	67,796	$(68,000)	$23,683,000	$(19,003,000)	$4,614,000

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Two Years
Ended December 31,

	2004	2005
Cash flows from operating activities:
Net loss	$(3,648,000)	$(1,090,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	797,000	738,000
Beneficial interest and amortization of financing fees on convertible note	299,000	803,000
Loss on write-down of capitalized software	258,000	—
Loss on disposal of equipment and purchased software	13,000	—
Stock based charges	96,000	94,000
Bad debt provision	12,000	(7,000)
Changes in assets and liabilities:
Accounts receivable	(257,000)	21,000
Prepaids and other assets	15,000	(1,000)
Due to publications	215,000	16,000
Accounts payable and accrued expenses	196,000	(713,000)
Deferred revenue and customer deposits	170,000	(113,000)

Net cash used in operating activities	(1,834,000)	(252,000)

Cash flows from investing activities:
Purchase of Edgil Associates, Inc., net of cash received	29,000	—
Additions to capitalized and purchased software	(499,000)	(68,000)
Purchase of property and equipment	(83,000)	(53,000)
Notes from officers	(6,000)	—
Repayment of officer receivable	8,000	8,000

Net cash used in investing activities	(551,000)	(113,000)

Cash flows from financing activities:
Net proceeds from issuance of convertible debt	1,347,000	—
Repayment of convertible debt	(45,000)	(411,000)
Proceeds from exercise of options and warrants	168,000	1,061,000
Cost of conversion of series A Preferred Stock	(31,000)	—
Principal repayments on loans from shareholders	(21,000)	(21,000)
Principal repayments on capital leases	(32,000)	(19,000)

Net cash provided by financing activities	1,386,000	610,000

Net increase (decrease) in cash and cash equivalents	(999,000)	245,000
Cash and cash equivalents at beginning of year	2,092,000	1,093,000

Cash and cash equivalents at end of year	$1,093,000	$1,338,000

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Notes to Consolidated Financial Statements
1.	Organization and Business

AdStar, Inc. (the “Company” or “AdStar”) (formerly AdStar.com, Inc. and AdStar-Services, Inc.) was incorporated in the State of New York on June 29, 1991 as an S-Corporation under the Internal Revenue Code. In 1999, the Company reincorporated as a C-Corporation in Delaware.

The Company’s original core business was the licensing of proprietary software systems and supplying the related support and maintenance. This professional software system allows large commercial advertising agencies and corporations to directly enter classified advertisements into the publishing systems at the Company’s customers, through modems on a dial-up basis and through the Internet. The Company’s customers are principally located in the United States.

In 2001, the Company introduced its AdStar e-business application services. Using the Company’s proprietary software solution platform, the Company enables both print and on-line publications to electronically receive completed classified advertising copy using the Internet as the communication channel. The services are provided on an application service provider (“ASP”) basis, enabling publishers to expand their relationships with advertising customers using a single integrated platform, while increasing sales volumes at reduced costs.

On October 21, 2003, AdStar acquired all of the business and assets of Edgil Associates, Inc. (“Edgil”). Edgil was incorporated in the State of Massachusetts on February 22, 1984 as a C-Corporation. Edgil, based in North Chelmsford, Massachusetts, is a provider of complete automated payment processing systems and content processing solutions for the publishing industry. Edgil’s core business has been licensing proprietary software systems and supplying the related support and maintenance.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Management’s Plan

The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its required minimum level of operations. At December 31, 2005, we had an accumulated deficit of $19,003,000. We have incurred significant recurring net losses. For the years ended December 2004 and 2005 we had net losses of $3,648,000 and $1,090,000. Our 2004 and

2005 net losses were principally attributable to our business development costs; in addition our 2004 net losses, we incurred a one-time $1,203,000 loss from abandoned acquisitions. At December 31, 2005, the Company had negative working capital of $200,000.
We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP product. Although there can be no assurance, we believe that cash on hand of $1,338,000 at December 31, 2005; the increase in the cash flows we are currently generating, which we expect will continue; the cost cutting strategies, including a reduction in staff during the fourth quarter 2004; the pay cuts effective January 1, 2005; the curtailment of our acquisition strategy and development projects; and other cost saving measures, combined with an expected increase in revenues and the additional $1,544,000 raised in February 2006 through the sale of our Common Stock, will be sufficient to meet our anticipated working capital needs through March 31, 2007. In addition, the Company will continue to seek additional financings as needed.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. At December 31, 2005, the company had cash balances held at a financial institution which exceed FDIC insurance limits by $1,238,000.

Supplemental schedule of noncash investing and financing activities for the two years ended December 31, 2005:

	2004	2005
Supplemental cash flow disclosure:
Taxes paid	$8,000	$17,000
Interest paid	$39,000	$72,000
Non-cash investing and financing activities:
Conversion of 1,443,457 shares of Series A Preferred Stock to equivalent shares of Common net of expenses	$1,698,000	—
Conversion of 2,000,000 shares of Series B-2 Preferred Stock to equivalent shares of Common net of expenses		$1,342,000
Amortization of beneficial conversion feature and finance costs on warrants issued in conjunction with convertible debt	$734,000	$621,000
Conversion of convertible debt into shares of Common Stock	$225,000	$819,000
Issuance of Common Stock to legal counsel as a finders fee for securing convertible debt	$32,000	—
Issuance of Common Stock for legal expenses	$—	$94,000
Issuance of Common Stock to technical consultants	$96,000	—
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
For the year ended December 31, 2005, two customers accounted for 28% of net revenues. As of December 31, 2005, three customers accounted for 60% of the Company’s accounts receivable.
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
Software Development Costs
In March 2000, the Financial Accounting Standards Board’s Emerging Issue Task Force (“EITF”) issued EITF No. 00-2 “Accounting for Web Site Development Costs”, which provides guidance with respect to capitalization of certain costs incurred in connection with Web development activities and references Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”. In accordance with these pronouncements, costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, the Company capitalizes a portion of the internal labor costs and external consulting costs associated with essential Web site development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. In accordance with this policy, the Company has capitalized expenditures incurred to enhance the AdStar ASP application suite of products. At December 31, 2005, the Company has capitalized software development costs of $2,785,000, net of a write down to net realizable value, with associated accumulated amortization of $2,054,000.
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
Goodwill
In accordance with SFAS No. 142, the Company recorded goodwill of $2,132,000 from the purchase of Edgil Associates, Inc. In accordance with SFAS 142 the Company does not amortize goodwill. However the Company will evaluate goodwill at least on an annual basis for impairment or when there are indications of impairment. In future periods if goodwill is determined to be impaired, the Company will recognize a non-cash charge equal to the excess of the carrying value over the fair value. There can be no assurance that future evaluations of goodwill will not result in impairment and a charge to earnings.
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
Licensing and Software; Customization and other revenues — The Company generates revenue from technology service contracts that generally contain multiple elements such as software customization services, monthly fees and PCS. Revenue from these arrangements is recognized in accordance with SOP 97-2, “Software Revenue Recognition”, and SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions”. Accordingly, revenue is allocated to each element within the contract based on the relative fair values of those elements using vendor specific objective evidence. Revenue from monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement. Revenue from software customization services is recognized as the services are performed, using a percentage of completion methodology based on labor hours. The Company also provides customization services at the customers’ request and recognizes revenue as the services are performed, using a percentage of completion methodology based on labor hours. Deferred revenue consists primarily of License and Software prepaid annually and customization and other revenues billed and paid in advance.
Deferred revenue consists primarily of deferred revenues from long-term License and Software contracts, PCS maintenance arrangements prepaid annually and customization and other revenues billed and paid in advance. Revenues from upfront license fees, monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement, licenses and maintenance generally range from month-to-month up to 10 years on AdStar and 1 year up to 25 on Edgil, respectively. Deferred revenues are $167,000, revenues from PCS contracts paid in advance and prepaid customer deposits are $53,000 at

December 31, 2005. Revenue from software customization services is recognized upon the completion of services.
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
Advertising Costs
The Company expenses the costs of advertising in the periods in which those costs are incurred. Advertising expense was approximately $72,000 and $4,000 for the years ended December 31, 2004 and 2005, respectively.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.
For the years ended December 31, 2004 and 2005, diluted earnings (loss) per share does not include 4,389,833and 2,494,447, respectively of options and warrants to purchase Common Stock, and Preferred Stock as their inclusion is antidilutive.
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
Warranties and Product liability
The Company warrants that its products conform to their respective functional specifications. The Company’s customized software products, ASP application products and Software License Agreements are warranted to perform as designed. Such warranties are extended throughout the term of extended service agreements that clients enter into with the Company. Direct costs associated with the initial period of service have been insignificant and are generally covered by upfront fees. At December 31, 2004 and 2005 all costs associated with contract service were recorded directly into cost of revenues.
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
Fair Value Disclosures
The fair value of each option grant was determined using the Black-Scholes option-pricing model. The Company calculated the fair value of each option granted on the date of grant using the minimum value method or Black-Scholes model as prescribed by SFAS No. 123 using the following assumptions:

	Year Ended December 31,
	2004	2005
Risk-free interest rate	3.50%	4.35%
Expected lives (years)	3.5	3.5
Dividend yield	0.0%	0.0%
Expected volatility	70.7%	80.1%
The Company has adopted the disclosure only provisions of SFAS No. 123. If compensation cost associated with the Company’s stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 123, the Company’s net loss for 2004 and 2005 would have increased to the pro forma amounts indicated below:

		Year Ended December 31,
		2004	2005
Net loss – applicable to Common Stockholders	As Reported	$(3,648,000)	$(1,188,000)
	Add: Stock based employee compensation included in reported loss	—	–
	Deduct: Employee compensation expense	(280,000)	(1,091,000)

	Pro Forma	$(3,928,000)	$(2,279,000)

Loss per share -	As Reported	$(0.26)	$(0.07)
	Pro Forma	$(0.28)	$(0.14)
Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.
New accounting pronouncements
On December 16, 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Shared-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for the Company beginning with the first interim period after December 15, 2005.
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees according to APB 25 using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. The impact of the modified prospective adoption of SFAS No. 123(R) cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share.
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

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” a replacement of existing accounting pronouncements. SFAS 154 modifies accounting and reporting requirements when a company voluntarily chooses to change an accounting principle or correct an accounting error. SFAS 154 requires retroactive restatement of prior period financial statements unless it is impractical. Previous accounting guidelines allowed recognition by cumulative effect in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

3.	Property and Equipment

Property and equipment consisted of the following at December 31, 2005:

Computer equipment	$383,000
Production equipment	223,000
Furniture and fixtures	64,000
Leasehold improvements	9,000

$679,000
Less: Accumulated depreciation and amortization	552,000

Property and equipment, net	$127,000

Computer equipment and furniture and fixtures include equipment held under capital leases of $75,000. Depreciation and amortization expense for December 31, 2004 and 2005 was approximately $76,000 and $69,000 including amortization of computer equipment and furniture and fixtures held under capital leases of approximately $23,000 and $6,000. Accumulated depreciation on property and equipment held under capital leases was $63,000 and $69,000 at December 31, 2004 and 2005, respectively.

4.	Capitalized and Purchased Software

Capitalized and purchased software consisted of the following at December 31, 2005:

Capitalized software	$2,785,000
Purchased software	564,000

$3,349,000
Less: Accumulated depreciation and amortization	2,318,000

Capitalized and purchased software, net	$1,031,000

Amortization expense for capitalized and purchased software for the years ended December 31, 2004 and 2005 was approximately $612,000 and $581,000, respectively. During 2004 and 2005, the Company wrote off capitalized software totaling approximately $258,000 and $12,000, respectively.

5.	Intangible Assets

Intangible assets are comprised of the following at December 31, 2005:

Customer list	$1,500,0000
Trademarks	198,000

$1,698,000
Less: Accumulated amortization	392,000

Intangible assets, net	$1,306,000

Amortization expense for the years ended December 31, 2004 and 2005 was approximately $96,000 and $89,000, respectively. Amortization of intangibles is as follows for the years ending December 31,:

2006	$89,000
2007	88,000
2008	88,000
2009	88,000
2010	88,000
Thereafter	865,000

Total	$1,306,000

6.	Goodwill

In accordance with SFAS No. 142, the Company recorded goodwill of $2,132,000 from the purchase of Edgil. In accordance with SFAS 142, the Company does not amortize goodwill. However, the Company evaluates goodwill at least on an annual basis for impairment. The Company performed an impairment test of goodwill using the public company market multiple method and concluded that goodwill was not impaired. In future periods if goodwill is determined to be impaired, the Company will recognize a non-cash charge equal to the excess of the carrying value over the fair value. There can be no assurance that future evaluations of goodwill will not result in impairment and a charge to earnings.

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

In December 2002 the Company entered into an agreement with Tribune Company for an additional investment by Tribune of $1,500,000. As part of the transaction, AdStar developed additional features that expanded the capabilities of its generic service and the customized services that were launched in August 2002. The investment was in the form of an initial purchase by Tribune of 1,200,000 shares of Series B-1 Preferred Stock for $900,000 funded in December 2002 and a subsequent purchase of 800,000 shares of Series B-2 Preferred Stock for $600,000. In addition, on the second closing, the series B-1 shares, plus additional shares issued for accrued dividends on Series B-1 converted to series B-2. The purchase price for each share of the Series B-1 and Series B-2 Preferred Stock was $0.75 at or below the fair market value of AdStar Common Stock at the time of the respective closing. These shares carried a liquidation preference that included a dividend of 7% per year available only upon liquidation and convert on a 1:1 basis. Holders of Series B Preferred Stock were entitled to vote on all matters submitted to the stockholders for vote and vote as a single class with the shareholders of our Common Stock. The holders of Series B Preferred Stock were entitled to one vote for each share of common issuable upon conversion. In September 2005, the 2,000,000 shares of Series B-1 Preferred Stock were automatically converted to 2,000,000 shares of Common Stock, which has been reserved for issuance. The conversion has been recorded as of December 31, 2005. Pursuant to the terms of the financing, the shares automatically converted into Common Stock on the first day after the 24-month anniversary of the Series B-1 Original Issuance Date for which the Market Price of a share of Common exceeds 200% of the average trading price per share of Common during the 30 consecutive days immediately preceding the Series B-1 Original Issuance Date.

In 2003, the Company entered into a development and customization contract with CareerBuilder for FlexAds service in eight Tribune newspapers. In March 2005 the Company received final notification from CareerBuilder terminating the contract effective as of August 2005. Upon termination, the Company is no longer obligated to provide the 2 full time equivalent programmers. As a result, during 2005 the Company reversed an accrual previously established for such costs in the amount of $137,000, which was recorded as a deduction from the costs of revenue. Additionally, $53,000 of deferred costs relating to this contract was amortized as expense in 2005.

8.	Convertible Debt

On April 12, 2004, the Company issued a $1.5 million 3-year secured convertible note (the “Note”) and 7-year warrants to purchase 200,000 shares of our common stock to Laurus Master Fund, Ltd., a New York City based institutional fund and an accredited investor (“Laurus Master Fund”). The Note bored interest at the prime rate minus one percentage point and was convertible into Common Stock at an initial fixed conversion price of $2.25 per share, 105% of the average closing price of the Common Stock during the 22 trading days preceding the closing date.

The Company allocated the purchase price based on the fair value, using the Black-Scholes option pricing model, and recorded a debt discount of approximately $734,000 consisting of the intrinsic value of the beneficial conversion of approximately $467,000 and the portion of the proceeds allocated to the warrants issued to the lenders of approximately $267,000, based on the relative fair values of the warrants and the notes. The debt discount was amortized as interest expense over the three-year term of the notes using the interest method.

Beginning on July 1, 2004 and recurring on the first day of each succeeding month thereafter through August 2005, the Company made minimum monthly principal payments of $45,000 on the note, together with any accrued and unpaid interest due.

In September 2005, AdStar offered Laurus Master Fund the opportunity to convert the balance of its convertible note at a price of $1.88 per share (82.5% of the closing price on the date of offer) during the 20 trading day period commencing on the delivery of the offer but, without AdStar’s written consent, no more than 250,000 shares during the first 10 trading days following such delivery. The offer was cancelable or deferrable by AdStar prior to the end of the initial 10-day period with respect to the second 10-day period. Under the terms of the offer Laurus Master Fund opted to convert $818,000 in note principal, the remaining balance, into 435,470 shares of AdStar common stock.

As an inducement to convert their note into shares of AdStar common stock, the Company offered to convert the notes at a price of $1.88, which was below the fair market value at the closing price of the Company’s stock on the dates of conversion. As such the Company recorded additional non-cash interest expense of approximately $181,000 on the dates of conversion. The Company calculated the additional non-cash interest as the difference between the fair market value of the Company’s common stock and the fixed conversion price (82.5% of the closing price on the date of offer) of the convertible note on the dates the Company received and accepted the conversion notices.

During 2005, approximately $203,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $164,000. The non-cash portion was comprised of approximately $156,000 debt discount and $8,000 in prepaid finder fees amortized during the period. In addition the conversion of $818,000 in principal accelerated the realization of approximately $418,000 of prepaid financing fees and debt discount as interest expense, including a non-cash portion of approximately $339,000. The non-cash portion was comprised of approximately $321,000 debt discount and $18,000 in prepaid finder fees.

9.	Notes Payable

Pursuant to the Merger agreement, the notes payable to the two former stockholders of Edgil were restated whereby each stockholder received $51,500 in principal payments upon the closing and the remaining $31,500 note balance, for each Stockholder, is to be repaid in six equal payments of principal along with all interest at a rate of 8% per annum, with the first payment to be made on the nine month anniversary of the Effective Date (October 21, 2003) and each of the next five payments to be paid each nine months thereafter, with the final payment to be made on the third anniversary of the Closing Date. Accordingly, a payment of $10,500 was made in October 2005, and $10,500 in minimum principal pay downs are due during March and October 2006.

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

11.	Income Taxes

Provision for income taxes consist of the following:

	December 31,
	2004	2005
Current taxes
Federal	$—	$—
State	4,900	12,000

Deferred
Federal	(379,000)	(66,000)
State	(39,000)	(230,000)

Total deferred taxes	(418,000)	(296,000)

Change in valuation allowance	418,000	296,000

Income tax provision	$4,900	$12,000

Prior to June 30, 1999, the Company was taxed as an S-Corporation. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components for the Company’s deferred taxes at December 31, 2005 consisted of the following:

2005
Deferred tax assets:
Net operating loss carry forwards	$6,468,000
Other	111,000

Gross deferred tax asset	6,579,000
Deferred tax liability
Depreciation and amortization	(563,000)

Gross deferred tax liabilities	(563,000)

Net Deferred tax asset	6,016,000
Less: Valuation allowance	(6,016,000)
Gross deferred tax asset	$—

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
As of December 31, 2005, the Company has federal net operating loss carry forwards of approximately $16,920,000, and has state net operating loss carry forwards of approximately

$8,092,000. The federal and state net operating loss carry forwards will begin to expire in 2018 and 2006, respectively. The Company’s ability to utilize net operating loss carry forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.
The provision for income taxes for the years ended December 31, 2004 and 2005 differs from the amount that would result from applying the federal statutory rate as follows:

	2004	2005
Statutory regular federal income tax rate	(34.0%)	(34.0%)
State taxes, net of federal benefit	(3.8%)	(3.6%)
Change in valuation allowance	37.8%	36.5%

	(0.0%)	(1.1%)

12.	Capitalization

Common Stock

In November 2004, the shareholders approved an increase to the number of authorized shares of the Company’s Common Stock from 20,000,000 to 40,000,000.

In December 1999, the Company established a vendor compensation plan whereby it may compensate vendors who are accredited investors, as defined under Rule 215 of the Securities Act of 1933, in shares of its Common Stock in lieu of cash. Under the plan, 400,000 shares are available for issuance. During 2004, 53,217 shares were issued to vendors under the plan, which represented compensation of $97,000. Additionally, during 2004, the Company issued to Marina Co. 25,000 shares of restricted Common Stock, issued at fair market value, as payment for $32,000 in legal services provided. During 2005, the Company issued to Marina Co. 127,449 shares of restricted Common Stock, issued at fair market value, as payment for $94,000 in legal services provided. These sales were exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act.

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
These sales were exempt from registration, as it was a nonpublic offering, made pursuant to Sections 4(2) and 4(6) of the Act. In September 2005, the 2,000,000 shares of Series B-1 Preferred Stock were automatically converted to 2,000,000 shares of Common Stock, which has been reserved for issuance. The conversion has been recorded as of December 31, 2005. Pursuant to the terms of the financing, the shares automatically converted into Common Stock on the first day after the 24-month anniversary of the Series B-1 Original Issuance Date for which the Market Price of a share of Common exceeds 200% of the average trading price per share of Common during the 30 consecutive days immediately preceding the Series B-1 Original Issuance Date.
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
Stock Options and Employee Benefit Plans
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

Pursuant to the Merger agreement, at the Closing, AdStar replaced each Edgil vested option with a corresponding AdStar option (based on the merger consideration received by the Edgil Stockholders) as follows: (a) each holder of an option to purchase shares of Edgil Common Stock at $0.92 per share received in replacement therefore an option to purchase that number of shares of AdStar Common Stock as equaled the number of shares of Edgil Common Stock which such optionee had a right to purchase, multiplied by 0.4858, at a price per share of $0.73; (b) each holder of an option to purchase shares of Edgil Common Stock at $1.02 per share received in replacement therefore an option to purchase that number of shares of AdStar Common Stock as equaled the number of shares of Edgil Common Stock which such optionee had a right to purchase, multiplied by 0.4858, at a price per share of $0.94; (c) each holder of an option to purchase shares of Edgil Common Stock at $1.16 per share received in replacement therefore an option to purchase that number of shares of AdStar Common Stock as equaled the number of shares of Edgil Common Stock which such optionee had a right to purchase, multiplied by 0.4858, at a price per share of $1.23. A total of 63,397 AdStar options were issued as replacements. The AdStar replacement options were valued at $69,000 using the Black-Scholes method and were included in the purchase price of Edgil.
During the year ended December 31, 2005 option holders exercised 470,972 options for which the company received net proceeds of $487,000.
The following table summarizes all stock option activity and includes all options under the Plan and 205,000 and 780,000 non-qualified options for the years ended December 31, 2004 and 2005:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2003	1,294,619	$1.05
Granted	353,687	$1.54
Exercised	(58,111)	$1.01
Forfeited	(266,632)	$1.95

Outstanding at December 31, 2004	1,323,563	$1.00
Granted	1,378,667	$2.13
Exercised	(470,972)	$1.04
Forfeited	(64,431)	$1.55

Outstanding at December 31, 2005	2,166,827	$1.69

Options exercisable at December 31, 2004	1,169,401	$0.90
Options exercisable at December 31, 2005	1,824,997	$1.63
Options available for future grant under 1999 ESOP Plan (1)	18,959
Options available for future grant under 2004 ESOP Plan (1)	765,326
Weighted average fair value of options granted in 2004		$1.54
Weighted average fair value of options granted in 2005		$2.13

(1)	Excludes the 780,000 non-qualified options issued to the outside directors and consultants. The 780,000 is comprised of 50,000 options issued to Steve Zelnick for services rendered as an outside member of the board of directors, exercisable at $0.60 per share, expiring on January 27, 2007; 25,000 options issued to Arthur Salzfass for services rendered as an outside member of the Board of Directors, exercisable at $1.29 per share, expiring on November 11, 2009; 30,000 options issued to an Investor Relations firm for services rendered, exercisable at $1.99 per share, expiring on November 24, 2008; 25,000 options issued to Michael Jackson for services rendered as an outside member of the board of directors, exercisable at $0.83 per share, expiring on May 15, 2010; 25,000 options issued to John Rudy for services rendered as an outside member of the board of directors, exercisable at $0.83 per share, expiring on May 15, 2010; 25,000 options issued to

Michael Dubreuil for services rendered as an outside member of the board of directors, exercisable at $1.34 per share, expiring on May 15, 2010; 25,000 options issued to Peter Zollman for services rendered as an outside member of the board of directors, exercisable at $1.08 per share, expiring on December 20, 2010; 50,000, 83,333 and 83,333 options issued to Leslie Bernhard for services rendered, exercisable at $2.38, $3.00 and $3.50 per share, respectively, expiring on December 20, 2010; 41,925, 75,000 and 75,000 options issued to Eli Rousso for services rendered, exercisable at $2.38, $3.00 and $3.50 per share, respectively, expiring on December 20, 2010; 32,750, 66,667 and 66,667 options issued to Jeff Baudo for services rendered, exercisable at $2.38, $3.00 and $3.50 per share, respectively, expiring on December 20, 2010 .
The following table summarizes information about stock options outstanding at December 31, 2005:

				Options Exercisable at
	Options Outstanding at December 31, 2005			December 31, 2005
		Weighted Average	Weighted
	Number of	Remaining	Average	Number of	Weighted
Range of	Shares	Contractual Life	Exercise	Shares	Average
Exercise Price	Outstanding	(years)	Price	Exercisable	Exercise Price
$0.01 - $0.99	915,831	1.43	$0.69	878,331	$0.68
$1.00 - $1.99	354,495	2.00	$1.26	231,165	$1.29
$2.00 - $2.99	466,501	4.62	$2.53	265,501	$2.33
$3.00 - $3.50	450,000	4.97	$3.25	450,000	$3.25

	2,166,827			1,169,401

The Company maintains a defined contribution 401(k) plan that covers substantially all employees. Contributions to the Plan may be made by the Company (which are discretionary) or by plan participants through elective salary reductions. During the year ended December 31, 2005 contribution expense was $20,000.

Warrants
The following table summarizes activity for the years ended December 31, 2004 and 2005:

		Weighted
		Average Exercise
	Shares	Price
Outstanding at January 1, 2003	2,271,500	$5.85
Issued	200,000	$2.67
Exercised	(55,230)	$1.98
Forfeited	(1,350,000)	$8.27

Outstanding at December 31, 2004	1,066,270	$1.81
Issued	—	—
Exercised	(702,850)	$0.85
Forfeited	(35,800)	$7.53

Outstanding at December 31, 2005	327,620	$2.02

Warrants exercisable at December 31, 2004	1,066,270	$1.81
Warrants exercisable at December 31, 2005	327,620	$2.02
Weighted average fair value of warrants issued in 2004		$1.63
Weighted average fair value of warrants issued in 2005		—
The following table summarizes the outstanding warrants, all of which are currently exercisable, to purchase Common Stock at December 31, 2005:

Number	Exercise Price	Expiration Date
50,000	$1.07	April 2006
62,284	$0.75	January 2007
15,336	$1.87	March 2009
120,000	$2.58	April 2111
80,000	$2.80	April 2111
During the year ended December 31, 2005 warrant holders exercised 702,850 warrants for which the company received net proceeds of $590,000. The warrants had been issued to Paulson Investment Company, or certain of its officers and employees, primarily as compensation for their services in prior securities offerings and originally had exercise prices ranging from $0.75 to $1.87 and expiration dates ranging from September 25, 2005 to March 31, 2009. The Company offered an inducement to the warrant holders to exercise their warrants at a price of $0.85, which was below the fair market value at the closing price of the Company’s stock. As this offer only benefited a selected group of common shareholders and was not broadly available to all common shareholders, the Company determined that the deemed dividend treatment was most appropriate. The Company calculated the deemed dividend as the difference between the fair market value of the Company’s common stock and the exercise price of the warrants on the date that conversion notice was accepted and signed, in the amount of $98,000.

13.	Shareholder receivable

In July 2002, AdStar entered into a loan transaction with Leslie Bernhard, President and Chief Executive Officer and Eli Rousso, Executive Vice President and Chief Technical Officer for $110,434 and $100,000, respectively. As part of the transaction, Ms. Bernhard and Mr. Rousso each issued to AdStar an unsecured, non-negotiable promissory note bearing interest at 5.56% with monthly principal and interest payments of $763 and $691, respectively. The notes are payable on a monthly basis, with all remaining outstanding principal and interest amounts due on July 31, 2022. Concurrently, an outstanding note from Ms. Bernhard in the amount of $39,566 was restructured under the same terms and conditions as the aforementioned new note. The loans are forgiven if there is a change in control in AdStar or if the loan holder is dismissed for other than cause as defined by the loan and employment agreements. At December 31, 2005 the balance outstanding on the notes receivable was $224,000.

14.	Commitments and Contingencies

Operating and Capital Lease Commitments

The Company has certain non-cancelable operating lease obligations for office space and equipment, and capital lease obligations for computer equipment and office furniture. The operating leases are for office space located in California and Massachusetts, and expire through November 2009. The leases contain certain escalation clauses based on certain charges that the landlords of the properties may incur over the base year, as defined in the lease agreements.

In June 2001, the Company assigned the lease for its New Jersey office to a third party, whereby that party would be primarily responsible and the Company would be secondarily liable for lease payments through November 30, 2005, the end of the lease agreement.

Future minimum lease payments under the non-cancelable operating and capital leases as of December 31, 2005 are as follows:

	Operating	Capital
Years Ending December 31,	Leases	Leases
2006	$191,000	$1,000
2007	135,000
2008	138,000	—
2009	120,000	—
2010	—	—

Total minimum obligations	$584,000	1,000

Less: Amounts representing interest		—

Present value of minimum obligations		1,000
Less: Current portion		(1,000)

Non-current portion		$—

Rent expense for the years ended December 31, 2004 and 2005 was approximately $221,000 and $214,000, respectively, including month-to-month rentals. Beginning in March 2001, the Company entered in an agreement to sub-lease a portion of its corporate office space to a third party for $10,750 per month for the first 18-months which increased to $11,012 for the remaining 30 months. In September 2004 we terminated the sub-lessee agreement and in November 2004, we renegotiated the terms of our original lease, scheduled to expire March 31, 2005. We signed a new 5-year lease commencing November 1, 2004 and moved into the space abandoned by the sub-lessee. Beginning in December 2003 the Company entered into an agreement to sub-lease its New York office space for $2,418 per month through April 2005. For the years ended December 31, 2004 and 2005, the Company received approximately $151,100 and $9,700, respectively, of sublease income, which is included in general and administrative expense on the statement of operations.
In the normal course of business, various claims and lawsuits may, from time-to-time, be filed against the Company. There are no claims or lawsuits outstanding at December 31, 2005.
Employment Agreements
On December 21, 2005, the Company entered into four-year employment agreements with each of Leslie Bernhard and Eli Rousso. The employment agreements extend through December 20, 2009, and contain automatic annual one-year extensions to the term, effective on each anniversary date of the agreement. Pursuant to her employment agreement, Leslie Bernhard was retained as the Chief Executive Officer and her total annual compensation is $212,800. Pursuant to his employment agreement, Eli Rousso was retained as the Executive Vice President and his total annual compensation is $212,800. Under each agreement, the Company may terminate employment with cause or by the executive with good reason. Termination without cause, or by the executive for good reason, would subject the Company to liability for liquidated damages in an amount equal to the terminated executive’s base salary for the remaining term of his or her employment agreement or 12 months, whichever is greater. Each executive also executed an employment agreement amendment, both dated December 21, 2005, that voluntarily reduces their individual salaries to $202,160 per year, unless the executive provides 10 days written notice that the reduction is no longer in effect.
In January 2001, AdStar entered into a 2-year employment contract with Mr. Jeffrey Baudo. Pursuant to his employment agreement, Mr. Baudo was retained as our Chief Operating Officer at an annual rate of $213,000 per year, and granted options to purchase 100,000 shares of AdStar’s Common Stock. Subsequently, as of July 1, 2002, Mr. Baudo agreed to an amendment to his employment agreement reducing his annual rate of compensation to $191,700. Mr. Baudo’s contract was extended for one year with successive one-year terms for the same salary under essentially the same terms and conditions, effective January 22, 2003. On December 21, 2005, Mr. Baudo executed an employment agreement amendment that voluntarily reduced his salary to $182,115 per year, unless he provides 10 days written notice that the reduction is no longer in effect. Mr. Baudo is the brother of Leslie Bernhard.
License Agreement
In April 1996, the Company entered into an exclusive license agreement with a software company that developed the facsimile technology available as a feature within the Company’s historical software product. This agreement provides that the Company pays royalties of up to 50% of net revenues generated by the Company on license fees, implementation fees and maintenance fees. This agreement is for an initial term of 20 years, though it can be terminated by the Company upon six months’ notice or by the software company in certain circumstances. For the years ended December 31, 2004 and 2005, the Company paid royalties of approximately $24,000 and $44,000, respectively.
15.	Related party transactions

During the years ended December 31, 2004 and 2005 the Company’s total revenues derived from Tribune Company agreements were $556,890 and $811,094 respectively.

16.	Subsequent Event

On February 16, 2006, AdStar, Inc. (“AdStar”) entered into a Securities Purchase Agreement to sell to a single accredited institutional investor one million (1,000,000) shares of its Common Stock at an aggregate purchase price of $1,650,000. AdStar received the proceeds of the sale on February 17, 2006. Pursuant to the agreement, and a Registration Rights Agreement entered into on the same date, AdStar will file a registration statement covering the resale of those shares by the later of the 15th day following the closing date, or April 10, 2006, and will cause the registration statement to be effective by the earlier of the 150th day following the closing date, or the fifth trading day following the day on which AdStar is notified by the SEC that the registration statement will not be (or will no longer be) subject to review by the SEC. AdStar paid the placement agent a cash placement fee of 5 1/2% of the amount raised, and warrants, exercisable for three years, to purchase 25,000 shares of AdStar’s Common Stock at a price of $4.00 per share. The issuance was acquired for investment by an accredited investor and will be issued without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided under sections 4(6) and 4(2) thereof and the exemption provided by Regulation D.