Form 10QSB
period 2006-03-31
ADSTAR INC
filed 2006-05-15
CIK 1091599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                    to
Commission File Number 001-15363
ADSTAR, INC.
(Exact name of small business issuer in its charter)

Delaware	22-3666899

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
4553 Glencoe Avenue, Suite 300, Marina del Rey, California 90292
(Address of Principal Executive Office) (Zip Code)
Issuer’s telephone number (310) 577-8255
     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 15, 2006, the registrant had a total of 19,339,231 shares of Common Stock outstanding.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

ADSTAR, INC. AND SUBSIDIARY
Form 10-QSB Report

Page
PART I — FINANCIAL INFORMATION
Item 1. Interim condensed financial Statements (unaudited)

Balance Sheet — March 31, 2006	3
Statements of Operations for the three month periods ended March 31, 2005 and 2006	4
Statements of Cash Flows for the three month periods ended March 31, 2005 and 2006	5
Notes to Interim Financial Statements	6
Item 2. Management’s discussion and analysis or plan of operation	11
Item 3. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 6. Exhibits	16

Signatures	17

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

AdStar, Inc. and Subsidiary
Consolidated Balance Sheet
As of March 31, 2006 (unaudited)

Assets

Current assets:
Cash and cash equivalents	$3,079,000
Accounts receivable, net of allowance for doubtful accounts of $72,000	545,000
Notes receivable from officers — current portion	8,000
Prepaid and other current assets	140,000

Total current assets	3,772,000

Notes receivable from officers, net of current portion	214,000
Property and equipment, net	118,000
Capitalized and purchased software, net	912,000
Intangible assets, net	1,286,000
Goodwill	2,132,000
Other assets	30,000

Total assets	$8,464,000

Liabilities and Stockholders’ Equity

Current liabilities:
Due to publications	$1,649,000
Accounts payable and accrued expenses	708,000
Deferred revenue and customer deposits – current portion	241,000
Loans from stockholders — current portion	21,000

Total current liabilities	2,619,000

Deferred revenues, net of current portion	28,000

Total liabilities	2,647,000

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, par value $0.0001; authorized 5,000,000 shares; 0 issued and outstanding	—
Common Stock, par value $0.0001; authorized 40,000,000 shares; 19,339,231 issued and outstanding	2,000
Additional paid-in capital	25,354,000
Treasury stock; 67,796 shares	(68,000)
Accumulated deficit	(19,471,000)

Total stockholders’ equity	5,817,000

Total liabilities and stockholders’ equity	$8,464,000

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three Months
Ended March 31, 2005 and 2006 (unaudited)

	2005	2006
ASP, net	$427,000	$470,000
Licensing and software	640,000	605,000
Customization and other	207,000	199,000

Net revenues	1,274,000	1,274,000

Total cost of revenues	490,000	514,000

Gross profit	784,000	760,000

General and administrative expense	484,000	467,000
Product maintenance and development costs	231,000	231,000
Selling and marketing expense	174,000	438,000
Employee stock compensation	—	70,000
Amortization of customer list	22,000	22,000

Loss from operations	(127,000)	(468,000)

Beneficial interest and amortization of financing fees on convertible note	(68,000)	—
Interest income	3,000	3,000
Interest expense	(17,000)	(1,000)

Loss before income taxes	(209,000)	(466,000)

Provision for income taxes	3,000	2,000

Net loss	(212,000)	(468,000)

Deemed dividends on exercise of warrants	(99,000)	—

Net loss applicable to common stockholders	$(311,000)	$(468,000)

Loss per share — basic and diluted	$(0.02)	$(0.03)
Weighted average number of shares — basic and diluted	15,228,000	18,729,000
The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months
Ended March 31, 2005 and 2006 (unaudited)

	2005	2006
Cash flows from operating activities:
Net loss	$(212,000)	$(468,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	193,000	159,000
Beneficial interest and amortization of financing fees on convertible note	68,000	—
Stock based charges	—	70,000
Bad debt provision	(9,000)	(3,000)
Changes in assets and liabilities:
Accounts receivable	(207,000)	29,000
Prepaids and other assets	(59,000)	(25,000)
Due to publications	343,000	335,000
Accounts payable and accrued expenses	(300,000)	31,000
Deferred revenue and customer deposits	38,000	22,000

Net cash provided by (used in) operating activities	(145,000)	150,000

Cash flows from investing activities:
Additions to capitalized and purchased software	(21,000)	(5,000)
Purchase of property and equipment	(7,000)	(6,000)
Repayment of officer note receivable	2,000	2,000

Net cash used in investing activities	(26,000)	(9,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,507,000
Repayment of convertible debt	(138,000)	—
Proceeds from exercise of options and warrants	595,000	94,000
Principal repayments on capital leases	(7,000)	(1,000)

Net cash provided by financing activities	450,000	1,600,000

Net increase in cash and cash equivalents	279,000	1,741,000
Cash and cash equivalents at beginning of period	1,093,000	1,338,000

Cash and cash equivalents at end of period	$1,372,000	$3,079,000

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Notes to Consolidated Financial Statements
1.	General

The interim financial statements for AdStar, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its required minimum level of operations. At March 31, 2006, we had an accumulated deficit of $19,471,000. We have incurred significant recurring net losses. For the years ended December 2004 and 2005, we had net losses of $3,648,000 and $1,090,000 respectively, and for the three months ended March 31, 2006, we had a net loss from operations of $468,000 and net cash provided from operations of $150,000. Our 2004 and 2005 net losses were principally attributable to our continued shift of focus from an on-line business to an ASP business. In addition, our 2004 net losses included a one-time $1,203,000 loss from abandoned acquisitions, recorded in the fourth quarter of fiscal 2004. At March 31, 2006, the Company had net working capital of $1,153,000 compared to negative working capital of $200,000 at December 31, 2005.

We expect to continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP product. Although there can be no assurance, we believe that the cash on hand of $3,079,000 at March 31, 2006, along with expected increases in cash flows from operations will be sufficient to meet our anticipated working capital needs through at least March 31, 2007. We expect cash flows from operations to increase as a result of an expected increase in revenues.

We believe that we are in a position to take advantage of strategic acquisitions and revenue sharing arrangements should they present themselves. We are optimistic that our growing ASP business will continue to be accepted in the marketplace. However, our ability to sell ASP business products and service offerings during the current year may be hampered by the current unstable climate in the advertising market relating to newspaper publishers and state of the economy in general. These factors, coupled with possible competition from other vendors, the extended selling cycle in our industry, and customer delays in customization and implementations, could delay our ability to increase revenue to a level sufficient to cover our expenses. There is no assurance that management will be successful with its operating plan and, if events and circumstances occur such that we do not meet our plan as expected, and we are unable to raise additional financing, we may be required to further reduce certain discretionary spending, which could have a material adverse effect on AdStar’s ability to achieve our intended business objectives.

2.	Summary of Significant Accounting Policies

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

For the three months ended March 31, 2006 and 2005, one customer accounted for 18.6% and one customer accounted for 13.3% of the Company’s revenues, respectively. At March 31, 2006, three customers in the aggregate accounted for 40.4% of the Company’s accounts receivable.

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

For the three months ended March 31, 2006 and March 31, 2005 the weighted average shares outstanding as used in the calculation of diluted loss per share does not include options and warrants to purchase 2,547,617 and 1,612,335 shares of common stock, respectively and 2,000,000 shares of common stock issuable upon the conversion of series B-2 preferred stock to common stock, at March 31, 2005, as their inclusion would be antidilutive.

Accounting for Stock-Based Compensation

During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123(R)”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123(R) will have a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 4 for further information regarding stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense.
3.	Common Stock

On February 16, 2006, the Company entered into a Securities Purchase Agreement to sell to a single accredited institutional investor one million (1,000,000) shares of its Common Stock at an aggregate purchase price of $1,650,000. The Company received the proceeds of the sale on February 17, 2006. Pursuant to the agreement, and a Registration Rights Agreement entered into on the same date, the Company filed a registration statement covering the resale of those shares on April 7, 2006, and caused the registration statement to be effective on May 2, 2006. The Company paid the placement agent a cash placement fee of 5 1/[2]% of the amount raised, and warrants, exercisable for three years, to purchase 25,000 shares of its Common Stock at a price of $4.00 per share. The issuance was acquired for investment by an accredited investor and was issued without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided under sections 4(6) and 4(2) thereof and the exemption provided by Regulation D.

4.	Stock Based Compensation

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, the Company grants options from either the 1999 Stock Option Plan or the 2004 Stock Option Plan (the “Plans”), under which options could be granted to all employees, including executive officers and non-employee directors of the Company.

The Plans provide for issuance of nonqualified and incentive stock options to officers, key employees, consultants and non-employee directors to the Company. Each nonqualified stock option shall have an exercise price not less than 100% of the fair value of the Common Stock on the date of grant, unless as otherwise determined by the committee that administers the Plans. Incentive stock options shall have an exercise price equal to or greater than the fair value of the Common Stock on the date of grant provided that incentive stock option granted to a 10% holder of the Company’s voting stock shall have an exercise price equal to or greater than 110% of the fair market value of the Common Stock on the date of grant. Each option generally has a term of five to ten years from the date of grant unless otherwise determined by the committee that administers the Plans. Option vesting periods are generally three years, and have five-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

Beginning with the first quarter of fiscal 2006, the Company adopted SFAS 123(R). See Note 2 for a description of the adoption of SFAS 123(R). The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The Company estimates the expected term of options granted by taking an average of the mid-point between the vesting date and the expiration date of the option. The volatility of its common stock is determined by using historical volatility. The risk-free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. Estimated forfeitures are required at the time of grant and those estimates are revised in subsequent periods if actual forfeitures differ from those estimates. The estimate of forfeitures is based on historical rates, adjusted for expected activity in the future. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used to value option grants for the quarter ended March 31, 2006 are as follows:

Risk-free interest rate	4.45%
Expected lives (years)	3.5
Dividend yield	0.0%
Expected volatility	82.35%
Total stock-based compensation recognized on our consolidated statement of operations for the quarter ended March 31, 2006 is $70,000. The following table sets forth the pro forma amounts of net income and net income per share, for the three months ended March 31, 2005, that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123:
Three months ended March 31, 2005

Net loss – applicable to common stockholders

As reported	$(310,648)
Add: Stock based employee compensation included in reported loss	-0-
Deduct: Employee compensation expense	(70,368)

pro forma	$(381,016)

Loss per share — As reported	$(0.02)
pro forma	$(0.03)

Risk-free interest rate	4.35%
Expected lives (years)	3.5
Dividend yield	0.0%
Expected volatility	80.1%
The following table summarizes all stock option activity for the quarter ended March 31, 2006 and includes all options currently outstanding under the Plans including 780,000 non-qualified options.

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2005	2,166,827	$1.69
Granted	144,000	2.23
Exercised	(38,944)	1.03
Forfeited	(1,886)	1.25

Outstanding at March 31, 2006	2,269,997	1.74

Options exercisable at March 31, 2006	1,834,000	$1.63
The following table summarizes information about stock options outstanding at March 31, 2006:

				Options Exercisable at
	Options Outstanding at March 31, 2006			March 31, 2006
		Weighted Average	Weighted
	Number of	Remaining	Average	Number of	Weighted
Range of	Shares	Contractual Life	Exercise	Shares	Average
Exercise Price	Outstanding	(years)	Price	Exercisable	Exercise Price
$0.01 - $0.99	906,887	1.39	$0.68	870,887	$0.68
$1.00 - $1.99	322,609	3.62	$1.27	247,612	$1.28
$2.00 - $2.99	590,501	4.48	$2.46	265,501	$2.33
$3.00 - $3.50	450,000	4.73	$3.25	450,000	$3.25

	2,269,997			1,834,000

During the quarter ended March 31, 2006, 38,944 stock options were exercised, with net cash receipts of $40,226; and 50,000 warrants were exercised, with net cash receipts of $53,500.

Item 2. Management’s discussion and analysis or plan of operation
Results of Operations
     The following table sets forth the results of operations expressed as a percentage of net revenues.

	Three Months Ended March 31,
	2005	2006
ASP, net	34%	37%
Licensing and software	50%	48%
Customization and other	16%	16%

Net revenues	100%	100%
Cost of revenues	38%	40%

Gross Profit	62%	60%

General and administrative expense	38%	37%
Product maintenance and development costs	18%	18%
Selling and marketing expense	14%	34%
Employee stock compensation	—	5%
Amortization of customer list	2%	2%

Loss from operations	(10%)	(37%)
Beneficial interest and amortization of financing fees on convertible note	(.5%)	—
Interest income (expense)	(.1%)	—

Loss before taxes	(16%)	(37%)
Provision for taxes	0%	0%

Net loss	(16%)	(37%)

Three month periods ended March 31, 2006 and 2005
Revenues
     Net revenues remained constant overall at $1,274,000 during the three months ended March 31, 2006 from the same amount during the three months ended March 31, 2005. The net revenues for 2006 increased by $43,000 in ASP revenues, offset by a decrease of $35,000 in Licensing and Software revenues and a decrease of $8,000 in Customization & Other revenues.
     The increase in ASP revenues is primarily due to a net increase of seven publication customers serviced, and to an increase in transaction volumes. The decrease in Licensing and Software revenues is primarily due to the loss of three customers on our legacy software. The decrease in Customization & Other Revenues is due to a lower number of customization projects in 2006, as compared to 2005.
Cost of revenues
     Cost of revenues consists primarily of the costs to customize and install software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs. Cost of revenues increased to $514,000 in the three months ended March 31, 2006 from $490,000 during the three months ended March 31, 2005, a net increase of $24,000 or 5%. Our gross profit margin for the three months ended March 31, 2006 decreased to 60% from 62% for the three months ended March 31, 2005. The decrease in gross profit margin during 2006 is primarily due to an increase in the labor and overhead costs associated with installation projects and customer support.

General and administrative expense
     General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees and accounting. General and administrative expenses decreased to $467,000 during the three months ended March 31, 2006 from $484,000 during the three months ended March 31, 2005, a net decrease of $17,000 or 4%. The decrease during 2006 is primarily comprised of an decrease of $21,000 attributable to consulting fees in connection with Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) compliance matters incurred in 2005 but not in 2006 due the postponement to comply with Sarbanes-Oxley requirements.
Selling and marketing expense
     Selling and marketing expense consists primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost for business development. Selling and marketing costs increased to $438,000 in the three months ended March 31, 2006 from $174,000 in the comparable period in 2005, a net increase of $264,000 or 152%. The increase during 2006 is primarily due to increased costs relating to marketing programs intended to expand the volume of third-party users of our software and to the development of new markets for our services, both domestic and international.
Product maintenance and development costs
     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design the required technical infrastructure, and to perform other general routine fixes. The costs consist primarily of personnel related expenses for technical and design functions including outside consultants. Product maintenance and development expense remained constant at $231,000 during the three months ended March 31, 2006 compared to the same period in 2005.
     We monitor technical staffing levels closely and believe that our current level of technical staffing will be sufficient for the near future. If we are able to accelerate the attraction of new customers, we may need to increase technical staffing in the short term for customization projects. However, such an increase in technical staffing costs would be generally offset by increased revenues for such services.
Employee Stock Compensation
In compliance with SFAS 123(R) we recorded $70,000 of employee stock compensation during the three months ended March 31, 2006. There was no expense recorded in the comparable period of 2005.
Beneficial interest and amortization of financing fees on Convertible Note
     Beneficial interest expense and amortization of financing fees consists of the straight-line amortization of the beneficial conversion and financing fees associated with the Convertible Note.
     During the three months ended March 31, 2006 there was no interest expense related to the Laurus Note, as compared to approximately $68,000 of prepaid financing fees and debt discount that were amortized as interest expense during the three months ended March 31, 2005, including a non-cash portion of approximately $55,000. The non-cash portion was comprised of approximately $52,000 in debt discount and $3,000 in prepaid finder fees amortization during the period.
Interest income and expense
     Net interest income was income of $3,000 during the three months ended March 31, 2005 and 2005. Interest income consists of interest income from notes receivable from officers and a minor certificate of deposit account maintained as security on certain credit cards.
     The interest expense during 2005 consisted primarily of $15,000 interest on the Laurus Convertible Note, which was paid in 2005, with the remainder associated with capitalized leases and notes payable to the former founders of Edgil.
Provision for Income Taxes
     The provision for income taxes is comprised primarily of state taxes for Edgil. Federal income taxes are consolidated and, due to the nature of the merger agreement, AdStar and Edgil are treated as separate taxable entities for State income taxes. AdStar is currently in a loss carry-forward position for federal income taxes, primarily due to the operating losses incurred through December 31, 2005. The net operating loss carry-forward is available to offset future taxable income through 2026.
Deemed Dividend
     In the three months ended March 31, 2005, the Company recorded a deemed dividend in the amount of $98,000. Such event was isolated, and did not recur in the quarter ended March 31, 2006.
Liquidity and Capital Resources
     At March 31, 2006, we had an accumulated deficit of $19,471,000. We have incurred significant recurring net losses. For the years ended December 2004 and 2005 we had net losses applicable to common shareholders of $3,648,000 and $1,188,000, respectively. We anticipate that we will continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP and payment processing products.
     Although there can be no assurance, we believe that the cash on hand of $3,079,000 at March 31, 2006, along an expected increase in cash flows from operations, will be sufficient to meet our anticipated working capital needs through at least March 31, 2007. In addition the Company will continue to seek additional financings as needed.
     We believe that we are in a position to take advantage of strategic acquisitions and revenue sharing arrangements should they present themselves. We are optimistic that our growing ASP business will continue to be accepted in the marketplace. However, our ability to sell ASP business products and service offerings during the current year may be hampered by the current unstable climate in the advertising market relating to newspaper publishers and state of the economy in general. These factors, coupled with possible competition from other vendors, the extended selling cycle in our industry, and customer delays in customization and implementations, could delay our ability to increase revenue to a level sufficient to cover our expenses. There is no assurance that management will be successful with its operating plan and, if events and circumstances occur such that we do not meet our plan as expected, and we are unable to raise additional financing, we may be required to further reduce certain discretionary spending, which could have a material adverse effect on AdStar’s ability to achieve our intended business objectives.

     We have historically financed our business through a combination of cash generated from operations and debt and equity financings. At March 31, 2006, the Company had working capital of $1,153,000 compared to negative working capital of $200,000 at December 31, 2005, a $1,353,000 improvement. The improvement in working capital is primarily a result of the sale of one million shares of our Common Stock in February 2006, for net proceeds of $1,507,000, and the exercise of 88,944 stock options and warrants during the three months ended March 31, 2006, for net proceeds of $94,000.
     As of March 31, 2006, we had cash and cash equivalents of approximately $3,079,000 compared to $1,338,000 as of December 31, 2005, a net increase of $1,741,000. The net increase in cash and cash equivalents was the result of $1,600,000 provided by financing activities and $150,000 provided by operating activities, offset by $9,000 used in investing activities.
     Net cash provided by operations during the three months ended March 31, 2006 was approximately $150,000 compared with $145,000 used in operations during the three months ended March 31, 2005, a $295,000 improvement. This was primarily due to collections in accounts receivable, in excess of billings, and to increases in accrued expenses, in excess of payments made.
     Net cash used in investing activities decreased to $9,000 during the quarter ended March 31, 2006 compared with $26,000 during the prior year quarter. The decrease of $17,000 is primarily the result of reduced spending on capitalized and purchased software.
     Net cash provided by financing activities was $1,600,000 during the quarter ended March 31, 2006 compared with $450,000 during the prior year quarter. In February 2006, we sold one million (1,000,000) shares of our Common Stock for net proceeds of $1,507,000. Net proceeds from the exercise of stock options and warrants were $94,000 in the quarter ended March 31, 2006, as compared to $595,000 in the prior year quarter. In the prior year quarter ended March 31, 2005, $138,000 in principal repayments were made on the Laurus Master Fund convertible note, which did not recur in the current year quarter.
     We currently have no additional borrowings available to us under any credit arrangement. We will continue to look for additional financing when it may be required. Adequate funds may not be available or may not be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Condensed Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, percentage completion on certain contracts, and income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.
The Company believes there have been no significant changes, during the three month period ended March 31, 2006, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

New accounting pronouncements
During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123- revised 2004 (“SFAS 123(R)”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.
The adoption of SFAS 123(R) will have a material impact on our future consolidated financial position, results of operations and cash flows.
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
The following table aggregates our expected contractual obligations and commitments subsequent to March 31, 2006:

	Payments due by Periods for one year ending March 31,
				Beyond
Contractual obligations	2006	2007	2008	2009	Total
Employment agreements	$447,000	$426,000	$426,000	$319,000	$1,618,000
Operating lease commitments	170,000	136,000	139,000	85,000	530,000
Notes payable to former stockholders	21,000	–	–	–	21,000

	$638,000	$562,000	$565,000	$404,000	$2,169,000

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

AdStar, Inc.

	By:	/s/ Leslie Bernhard

Leslie Bernhard,
Date: May 15, 2006		President and Chief Executive Officer
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 15, 2006.

Signature	Title

Principal Executive Officer

/s/ Leslie Bernhard	President and Chief Executive Officer and

Director
Leslie Bernhard

Principal Financial Officer

/s/ James Linesch	Chief Financial Officer

James Linesch

Directors

/s/ Eli Rousso	Director

Eli Rousso

/s/ Jeffrey Baudo	Director

Jeffrey Baudo

/s/ John C. Rudy	Director

John C. Rudy

/s/ Michael J. Jackson	Director

Michael J. Jackson

/s/ Michael Dubreuil	Director

Michael Dubreuil

/s/ Peter Zollman	Director

Peter Zollman