Form 10QSB
period 2006-06-30
ADSTAR INC
filed 2006-08-14
CIK 1091599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 15, 2006, the issuer had a total of 19,539,231 shares of Common Stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

ADSTAR, INC. AND SUBSIDIARY
Form 10-QSB Report

Page
PART I — FINANCIAL INFORMATION
Item 1. Interim condensed financial Statements (unaudited)

Balance Sheet — June 30, 2006	3

Statements of Operations for the three and six month periods ended June 30, 2005 and 2006	4

Statements of Cash Flows for the six month periods ended June 30, 2005 and 2006	5

Notes to Interim Financial Statements	6

Item 2. Management’s discussion and analysis or plan of operation	11

Item 3. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 6. Exhibits	16

Signatures	17
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

AdStar, Inc. and Subsidiary
Consolidated Balance Sheet
As of June 30, 2006 (unaudited)

Assets

Current assets:
Cash and cash equivalents	$3,189,000
Accounts receivable, net of allowance for doubtful accounts of $83,000	575,000
Notes receivable from officers — current portion	9,000
Prepaid and other current assets	171,000

Total current assets	3,944,000

Notes receivable from officers, net of current portion	211,000
Property and equipment, net	110,000
Capitalized and purchased software, net	801,000
Intangible assets, net	1,264,000
Goodwill	2,132,000
Other assets	36,000

Total assets	$8,498,000

Liabilities and Stockholders’ Equity

Current liabilities:
Due to publications	$1,924,000
Accounts payable and accrued expenses	555,000
Deferred revenue and customer deposits — current portion	189,000
Loans from stockholders — current portion	11,000

Total current liabilities	2,679,000

Deferred revenues, net of current portion	27,000

Total liabilities	2,706,000

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, par value $0.0001; authorized 5,000,000 shares; 0 issued	—
Common Stock, par value $0.0001; authorized 40,000,000 shares; 19,539,231 issued	2,000
Additional paid-in capital	25,515,000
Treasury stock; 67,796 shares	(68,000)
Accumulated deficit	(19,657,000)

Total stockholders’ equity	5,792,000

Total liabilities and stockholders’ equity	$8,498,000

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three and Six Months
Ended June 30, 2005 and 2006 (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006
ASP, net	$472,000	$496,000	$899,000	$967,000
Licensing and software	651,000	599,000	1,291,000	1,204,000
Customization and other	181,000	146,000	388,000	344,000

Net revenues	1,304,000	1,241,000	2,578,000	2,515,000

Total cost of revenues	410,000	560,000	900,000	1,081,000

Gross profit	894,000	681,000	1,678,000	1,434,000

General and administrative expense	458,000	378,000	941,000	856,000
Product maintenance and development costs	216,000	181,000	446,000	418,000
Selling and marketing expense	184,000	283,000	359,000	768,000
Amortization of customer list	22,000	22,000	44,000	44,000

Profit (loss) from operations	14,000	(183,000)	(112,000)	(652,000)

Beneficial interest and amortization of financing fees on convertible note	(68,000)	—	(135,000)	—
Interest income	3,000	3,000	6,000	7,000
Interest expense	(16,000)	(1,000)	(34,000)	(2,000)

Loss before income taxes	(67,000)	(181,000)	(275,000)	(647,000)

Provision for income taxes	3,000	5,000	7,000	7,000

Net loss	(70,000)	(186,000)	(282,000)	(654,000)

Deemed dividends on exercise of warrants	—	—	(99,000)	—

Net loss applicable to common stockholders	$(70,000)	$(186,000)	$(381,000)	$(654,000)

Loss per share — basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted average number of shares - basic and diluted	15,346,571	19,523,846	15,263,042	19,128,392
The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months
Ended June 30, 2005 and 2006 (unaudited)

	2005	2006
Cash flows from operating activities:
Net loss	$(282,000)	$(654,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	388,000	311,000
Beneficial interest and amortization of financing fees on convertible note	135,000	—
Stock based charges	96,000	134,000
Bad debt provision	8,000	3,000
Changes in assets and liabilities:
Accounts receivable	69,000	(7,000)
Prepaids and other assets	(9,000)	(62,000)
Due to publications	576,000	610,000
Accounts payable and accrued expenses	(441,000)	(122,000)
Deferred revenue and customer deposits	(95,000)	(31,000)

Net cash provided by operating activities	445,000	182,000

Cash flows from investing activities:
Additions to capitalized and purchased software	(67,000)	(8,000)
Purchase of property, equipment and intangible assets	(29,000)	(14,000)
Repayment of officer note receivable	4,000	4,000

Net cash used in investing activities	(92,000)	(18,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,442,000
Repayment of convertible debt	(275,000)	—
Proceeds from exercise of options and warrants	588,000	256,000
Principal repayments on loans	(11,000)	(10,000)
Principal repayments on capital leases	(14,000)	(1,000)

Net cash provided by financing activities	288,000	1,687,000

Net increase in cash and cash equivalents	641,000	1,851,000
Cash and cash equivalents at beginning of period	1,093,000	1,338,000

Cash and cash equivalents at end of period	$1,734,000	$3,189,000

Supplemental cash flow disclosure:

Taxes paid	$1,000	$17,000

Interest paid	$20,000	$2,000
The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Notes to Consolidated Financial Statements
1.	General

The interim financial statements for AdStar, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its required minimum level of operations. At June 30, 2006, the Company’s accumulated deficit was $19,657,000, resulting from recurring net losses. For the years ended December 2004 and 2005, the net losses were $3,648,000 and $1,090,000 respectively, and for the three and six months ended June 30, 2006, the net losses were $186,000 and $654,000, respectively. Net cash provided from operations was $32,000 and $182,000, respectively. The 2004 and 2005 net losses were principally attributable to a continued shift of focus from an on-line business to an ASP business. In addition, the 2004 net losses included a one-time $1,203,000 loss from abandoned acquisitions, recorded in the fourth quarter of fiscal 2004. At June 30, 2006, the Company had working capital of $1,265,000 compared to negative working capital of $200,000 at December 31, 2005.

The Company may continue to incur losses until it is able to increase revenues significantly from fees based on the number of purchases transacted through its ASP product. Although there can be no assurance, Company management believes that the cash on hand of $3,189,000 at June 30, 2006, along with expected increases in cash flows from operations will be sufficient to meet its anticipated working capital needs through at least June 30, 2007. Cash flows from operations are anticipated to increase as a result of an expected increase in revenues.

Management believes that the Company is in a position to take advantage of strategic acquisitions and revenue sharing arrangements should they present themselves. They are optimistic that the growing ASP business will continue to be accepted in the marketplace. However, the ability to sell ASP business products and service offerings during the current year may be hampered by the current unstable climate in the advertising market relating to newspaper publishers and state of the economy in general. These factors, coupled with possible competition from other vendors, the extended selling cycle in the industry, and customer delays in customization and implementations, could delay its ability to increase revenue to a level sufficient to cover expenses. There is no assurance that management will be successful with its operating plan and, if events and circumstances occur such that they do not meet the plan as expected, and they are unable to raise additional financing; they may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AdStar, Inc. and its wholly owned subsidiary, Edgil Associates, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk are principally comprised of trade accounts receivable and shareholder loans.

For the three months ended June 30, 2006 and 2005, one customer accounted for 15% and 8% of the Company’s revenues, respectively. For the six months ended June 30, 2006 and 2005, one customer accounted for 12% and 10% of the Company’s revenues, respectively. At June 30, 2006, one customer accounted for 16% of the Company’s accounts receivable.

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

For the three and six months ended June 30, 2006 and June 30, 2005 the weighted average shares outstanding as used in the calculation of diluted loss per share does not include options and warrants to purchase 2,332,617 and 1,612,335 shares of common stock, respectively and 2,000,000 shares of common stock issuable upon the conversion of series B-2 preferred stock to common stock, at June 30, 2005, as their inclusion would be antidilutive.

Accounting for Stock-Based Compensation

During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123(R)”, “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

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

On February 16, 2006, the Company entered into a Securities Purchase Agreement to sell to a single accredited institutional investor one million (1,000,000) shares of its Common Stock at an aggregate purchase price of $1,650,000. The Company received the proceeds of the sale on February 17, 2006. Pursuant to the agreement, and a Registration Rights Agreement entered into on the same date, the Company filed a registration statement covering the resale of those shares on April 7, 2006, and caused the registration statement to be effective on May 18, 2006. The Company paid the placement agent a cash placement fee of 5 1/2% of the amount raised, and warrants, exercisable for three years, to purchase 25,000 shares of its Common Stock at a price of $4.00 per share. The issuance was acquired for investment by an accredited investor and was issued without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided under sections 4(6) and 4(2) thereof and the exemption provided by Regulation D.

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
The assumptions used to value option grants for the six months ended June 30, 2006 are as follows:

Risk-free interest rate	4.45%
Expected lives (years)	3.5
Dividend yield	0.0%
Expected volatility	82.35%
Total stock-based compensation recognized on our consolidated statement of operations for the quarter and six months ended June 30, 2006 is $64,000 and $134,000 respectively. The following table sets forth the pro forma amounts of net income and net income per share for the prior year periods, which would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123:

	Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss — applicable to common shareholders
As reported	$(70,000)	$(381,000)
Add: Stock based employee compensation included in reported loss	—	—
Deduct: Employee compensation expense	(38,000)	(108,000)

Pro forma net loss	$(108,000)	$(489,000)

Loss per share:

As reported	$(0.01)	$(0.03)

Pro forma	$(0.01)	$(0.03)

Risk-free interest rate		4.35%

Expected lives (years)		3.5
Dividend yield		0.0%
Expected volatility		80.1%
The following table summarizes all stock option activity for the six months ended June 30, 2006 and includes all options currently outstanding under the Plans including 789,889 non-qualified options.

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2005	2,166,827	$1.69
Granted	144,000	2.23
Exercised	(238,944)	0.85
Forfeited	(16,886)	1.14

Outstanding at June 30, 2006	2,054,997	1.74

Options exercisable at June 30, 2006	1,646,835	$1.73
     The following table summarizes information about stock options outstanding at June 30, 2006:

				Options Exercisable at
	Options Outstanding at June 30, 2006			June 30, 2006
		Weighted Average	Weighted
	Number of	Remaining	Average	Number of	Weighted
Range of	Shares	Contractual Life	Exercise	Shares	Average
Exercise Price	Outstanding	(years)	Price	Exercisable	Exercise Price
$0.01 — $0.99	706,887	1.48	$0.65	681,889	$0.64
$1.00 — $1.99	307,609	2.98	$1.28	248,945	$1.29
$2.00 — $2.99	590,501	3.12	$2.46	266,001	$2.33
$3.00 — $3.50	450,000	2.24	$3.25	450,000	$3.25

	2,054,997			1,646,835

During the six months ended June 30, 2006, 238,944 stock options were exercised, with net cash receipts of $202,226; and 50,000 warrants were exercised, with net cash receipts of $53,500.

Item 2. Management’s discussion and analysis or plan of operation
Results of Operations
The following table sets forth the results of operations expressed as a percentage of net revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

ASP, net	36%	40%	35%	38%
Licensing and software	50%	48%	50%	48%
Customization and other	14%	12%	15%	14%

Net revenues	100%	100%	100%	100%
Cost of revenues	31%	45%	35%	43%

Gross Profit	69%	55%	65%	57%

General and administrative expense	35%	30%	37%	34%
Product maintenance and development costs	17%	15%	17%	17%
Selling and marketing expense	14%	23%	14%	31%
Amortization of customer list	2%	2%	2%	2%

Income (loss) from operations	1%	(15%)	(4%)	(26%)
Beneficial interest and amortization of financing fees on convertible note	(5%)	—	(5%)	—
Interest income	—	—	—	—
Interest expense	(1%)	—	(1%)	—

Loss before taxes	(5%)	(15%)	(11%)	(26%)
Provision for taxes	—	—	—	—

Net loss	(5%)	(15%)	(11%)	(26%)

Three and six month periods ended June 30, 2006 and 2005
Revenues
     Net revenues for the three months ended June 30, 2006 decreased to $1,241,000 from $1,304,000 during the three months ended June 30, 2005, a net decrease of $63,000 or 5%. The net revenues for 2006 increased by $24,000 in ASP revenues, offset by a decrease of $52,000 in Licensing and Software revenues and a decrease of $35,000 in Customization & Other revenues.
     The increase in ASP revenues during the 2006 three month period is primarily due to a net increase of seven publication customers serviced, and to an increase in transaction volumes. The decrease in Licensing and Software revenues is primarily due to the loss of three customers on our legacy software. The decrease in Customization & Other Revenues is due to a lower number of customization projects in 2006, as compared to 2005.
     Net revenues for the six months ended June 30, 2006 decreased to $2,515,000 from $2,578,000 during the six months ended June 30, 2005, a net decrease of $63,000 or 2%. The net revenues for 2006 increased by $68,000 in ASP revenues, offset by a decrease of $87,000 in Licensing and Software revenues and a decrease of $44,000 in Customization & Other revenues.

     The increase in ASP revenues during the 2006 six month period is primarily due to a net increase of eight publication customers serviced, and to an increase in transaction volumes. The decrease in Licensing and Software revenues is primarily due to the loss of three customers on our legacy software. The decrease in Customization & Other Revenues is due to a lower number of customization projects in 2006, as compared to 2005.
Cost of revenues
     Cost of revenues consists primarily of the costs to customize and install software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs.
     Cost of revenues increased to $560,000 in the three months ended June 30, 2006 from $410,000 during the three months ended June 30, 2005, a net increase of $150,000 or 37%. Our gross profit margin for the three months ended June 30, 2006 decreased to 55% from 69% for the three months ended June 30, 2005. The increase in costs during the three month period, when compared to the prior year period, is primarily due to relief of labor accruals in 2005 that did not recur in 2006, of $85,000 related to an estimated loss accrual originally recorded in 2003 and a $31,000 adjustment to contingent pre-acquisition contract costs on the Edgil product line. Labor costs associated with installation projects and customer support increased by $82,000 in 2006, from the prior year period. Cost of revenue increases were offset by a decrease in amortization of capitalized software development costs of $48,000, as compared to the prior year period.
     Cost of revenues increased to $1,081,000 in the six months ended June 30, 2006 from $900,000 during the six months ended June 30, 2005, a net increase of $181,000 or 20%. Our gross profit margin for the six months ended June 30, 2006 decreased to 57% from 65% for the six months ended June 30, 2005. The increase in costs during the six month period, when compared to the prior year period, is primarily due to relief of labor accruals in 2005 that did not recur in 2006, of $85,000 related to an estimated loss accrual originally recorded in 2003 and a $31,000 adjustment to contingent pre-acquisition contract costs on the Edgil product line. Labor costs associated with installation projects and customer support increased by $147,000 in 2006, from the prior year period. Cost of revenue increases were offset by a decrease in amortization of capitalized software development costs of $88,000, as compared to the prior year period.
General and administrative expense
     General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees and accounting. General and administrative expenses decreased to $378,000 during the three months ended June 30, 2006 from $458,000 during the three months ended June 30, 2005, a net decrease of $80,000 or 17%. The decrease during 2006 is primarily due to a decrease in costs relating to SAS 70 compliance in the amount of $52,000, and to a decrease in insurance costs of $24,000.
     General and administrative expenses decreased to $856,000 during the six months ended June 30, 2006 from $941,000 during the six months ended June 30, 2005, a net decrease of $85,000 or 9%. The decrease in 2006 is primarily due to a decrease in SAS 70 compliance consulting fees in the amount of $58,000; and, a decrease in insurance costs of $53,000. The decrease was partially offset by an increase in stock compensation expense of $26,000 in 2006, with no corresponding cost in 2005.
     Management believes that our existing executive staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future. However, the impact of complying with and maintaining compliance with Sarbanes-Oxley and SAS 70 has not been fully analyzed at this time and may require the addition of personnel and/or systems to adequately meet the requirements.

Selling and marketing expenses
     Selling and marketing expenses consist primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost of business development. Selling and marketing costs increased to $283,000 in the three months ended June 30, 2006 from $184,000 in the comparable period in 2005, a net increase of $99,000 or 54%. The increase during the quarter, as compared to the prior year, is primarily due to increased costs of trade shows of $25,000; increased sales personnel costs including travel of $34,000; and increased consulting fees for international expansion of $22,000. Stock option expenses of $44,000 were recorded in the 2006 period, with no corresponding cost recorded in the prior year period. Such increases during the quarter were offset by decreases in marketing program expenditures of $37,000, due to a postponement of certain projects related to third-party marketing initiatives.
     Selling and marketing costs increased to $768,000 in the six months ended June 30, 2006 from $359,000 in the comparable 2005 period, a net increase of $409,000 or 114%. The increase during the six month period, as compared to the prior year period, is primarily due to increased marketing program expenditures of $62,000 related to third-party marketing initiatives; increased sales personnel costs including travel of $160,000; increased trade show costs of $19,000; and increased consulting fees for international expansion of $44,000. Stock option expense of $90,000 was recorded in the 2006 period, with no corresponding cost recorded in the prior year period.
     Our sales and marketing expenditures are directed toward the expansion of the volume of third-party users of our software and to the development of new markets for our services, both domestic and international.
Product maintenance and development costs
     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design the required technical infrastructure, and to perform other general routine fixes. The costs consist primarily of personnel-related expenses for technical and design functions including outside consultants. Product maintenance and development expenses decreased to $181,000 during the three months ended June 30, 2006 from $216,000 during the three months ended June 30, 2005, a net decrease of $35,000 or 16%. The decrease in 2006, as compared to the 2005 period, is primarily due to a decrease in compensation related costs including travel of $23,000; and a decrease in facilities costs of $9,000.
     Product maintenance and development expenses decreased to $418,000 during the six months ended June 30, 2006 from $446,000 during the six months ended June 30, 2005, a net decrease of $28,000 or 6%. The decrease in 2006, as compared to the 2005 period, is primarily due to a decrease in compensation related costs of $10,000 and a decrease in facilities costs of $18,000.
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
Beneficial interest and amortization of financing fees on Convertible Note
     Beneficial interest expenses and amortization of financing fees consists of the amortization of the beneficial conversion and financing fees associated with the Laurus Master Fund Convertible Note that was converted into equity shares in 2005. In connection with the $1.5 million Note, we had recorded a debt discount consisting of the intrinsic value of the beneficial conversion and the portion of the proceeds allocated to the warrants issued to the lenders.

     During the three and six months ended June 30, 2006 there was no interest expense related to the Laurus Master Fund Convertible Note, as compared to approximately $68,000 and $135,000 of financing fees and debt discount that were amortized as interest expense during the three and six months ended June 30, 2005.
Interest income and expense
     Interest income was $3,000 and $7,000 during the three and six months ended June 30, 2006, respectively, as compared to $3,000 and $6,000 during the comparable 2005 periods. Interest income consists of interest income from notes receivable from officers and a minor certificate of deposit account maintained as security on certain credit cards.
     Interest expense was $1,000 and $2,000 during the three and six months ended June 30, 2006, respectively, as compared to $16,000 and $34,000 during the comparable 2005 periods. The interest expense during 2005 consisted primarily of $15,000 interest on the Laurus Master Fund Convertible Note, which was paid in 2005, with the remainder associated with capitalized leases and notes payable to the founders of Edgil in connection with the purchase.
Provision for Income Taxes
     The provision for income taxes is comprised primarily of state taxes for Edgil. Federal income taxes are consolidated and, due to the nature of the merger agreement between AdStar and Edgil are treated as separate taxable entities for State income tax purposes. AdStar is currently in a loss carry-forward position for federal income taxes, primarily due to the operating losses incurred through December 31, 2005. The federal net operating loss carry-forward balance as of December 31, 2005 was approximately $16,920,000, compared to $16,036,000 in the prior year. The net operating loss carry-forward is available to offset future taxable income through 2026.
Deemed Dividend
     In January 2005, the Company offered an inducement to its warrant holders to exercise their warrants at a price which was below the fair market value. As this offer only benefited a selected group of common shareholders and was not broadly available to all common shareholders, the Company determined that the deemed dividend treatment was most appropriate. In the three months ended June 30, 2005, AdStar recorded a deemed dividend in the amount of $99,000. Such event was isolated, and did not recur in 2006.
Liquidity and Capital Resources
     At June 30, 2006, we had an accumulated deficit of $19,657,000. We have incurred significant recurring net losses. For the years ended December 2004 and 2005 we had net losses applicable to common shareholders of $3,648,000 and $1,188,000, respectively. We anticipate that we will continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP and payment processing products.
     Although there can be no assurance, we believe that the cash on hand of $3,189,000 at June 30, 2006, along with an expected increase in cash flows from operations, will be sufficient to meet our anticipated working capital needs through at least June 30, 2007. In addition, we will continue to seek additional financings as needed.

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
     We have historically financed our business through a combination of cash generated from operations and debt and equity financings. At June 30, 2006, we had working capital of $1,265,000 compared to negative working capital of $200,000 at December 31, 2005, a $1,465,000 improvement. The improvement in working capital is primarily a result of the sale of one million shares of our Common Stock in February 2006, for net proceeds of $1,442,000, and the exercise of 288,944 stock options and warrants during the six months ended June 30, 2006, for net proceeds of $256,000.
     As of June 30, 2006, we had cash and cash equivalents of approximately $3,189,000 compared to $1,338,000 as of December 31, 2005, a net increase of $1,851,000. The net increase in cash and cash equivalents was the result of $1,687,000 provided by financing activities and $182,000 provided by operating activities, offset by $18,000 used in investing activities.
     Net cash provided by operations during the six months ended June 30, 2006 was approximately $182,000 compared with $445,000 provided in operations during the six months ended June 30, 2005, a $263,000 decrease. This was primarily due to the higher loss in the 2006 period.
     Net cash used in investing activities decreased to $18,000 during the six months ended June 30, 2006 compared with $92,000 during the prior year period. The decrease of $74,000 is primarily the result of reduced spending on capitalized and purchased software.
     Net cash provided by financing activities was $1,687,000 during the six months ended June 30, 2006 compared with $288,000 during the prior year quarter. In February 2006, we sold one million (1,000,000) shares of our Common Stock for net proceeds of $1,442,000. Net proceeds from the exercise of stock options and warrants were $256,000 in the six months ended June 30, 2006, as compared to $588,000 in the prior year period. In the six months ended June 30, 2005, $275,000 in principal repayments were made on the Laurus Master Fund Convertible Note, which did not recur in the current year period.
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
     AdStar believes there have been no significant changes, during the three month period ended June 30, 2006, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Financial Condition and Results of Operations in their Annual Report on Form 10-KSB for the year ended December 31, 2005.
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
Contractual Obligations, Commitments and Contingencies
     We have contractual obligations and commitments primarily with regards to employment agreements for three of our current and one of our former executives, a convertible note due in equal monthly principal installments payable through October 2006, certain non-cancelable operating lease obligations for office space and equipment, and capital lease obligations for computer equipment.
     The following table aggregates our expected contractual obligations and commitments subsequent to June 30, 2006:

	Payments due by Periods for one year ending June 30,
				Beyond
Contractual obligations	2007	2008	2009	2009	Total
Employment agreements	$426,000	$426,000	$319,000	—	$1,171,000
Operating lease commitments	168,000	194,000	202,000	150,000	714,000
Notes payable to former stockholders	11,000	—	—	—	11,000

	$605,000	$620,000	$521,000	$150,000	$1,896,000

Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. AdStar’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of AdStar’s “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, AdStar’s disclosure controls and procedures are effective, to ensure that information required to be disclosed by them in the reports that they file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to their management, including the chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

AdStar, Inc. (Registrant)
Date: August 14, 2006	/s/ Leslie Bernhard
Leslie Bernhard
President and Chief Executive Officer

Date: August 14, 2006	/s/ James Linesch
James Linesch
Chief Financial Officer (Principal Financial Officer)