Form 10QSB
period 2006-09-30
ADSTAR INC
filed 2006-11-14
CIK 1091599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

ADSTAR, INC. AND SUBSIDIARY
Form 10-QSB Report

Page
PART I — FINANCIAL INFORMATION
Item 1. Interim condensed financial Statements (unaudited)
Balance Sheet — September 30, 2006	3
Statements of Operations for the three and nine month periods ended September 30, 2005 and 2006	4
Statements of Cash Flows for the nine month periods ended September 30, 2005 and 2006	5
Notes to Interim Financial Statements	6
Item 2. Management’s discussion and analysis or plan of operation	11
Item 3. Controls and Procedures	18
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 6. Exhibits	19
Signatures	20
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

AdStar, Inc. and Subsidiary
Consolidated Balance Sheet
As of September 30, 2006 (unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,811,000
Accounts receivable, net of allowance for doubtful accounts of $93,000	811,000
Notes receivable from officers — current portion	9,000
Prepaid and other current assets	167,000

Total current assets	3,798,000

Notes receivable from officers, net of current portion	209,000
Property and equipment, net	141,000
Capitalized and purchased software, net	695,000
Intangible assets, net	1,244,000
Goodwill	2,132,000
Other assets	41,000

Total assets	$8,260,000

Liabilities and Stockholders’ Equity

Current liabilities:
Due to publications	$1,633,000
Accounts payable and accrued expenses	556,000
Deferred revenue and customer deposits — current portion	247,000
Loans from stockholders — current portion	11,000
Capital lease obligations — current portion	6,000

Total current liabilities	2,453,000
Deferred revenues, net of current portion	27,000

Capital lease obligations, net of current portion	28,000

Total liabilities	2,507,000

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, par value $0.0001; authorized 5,000,000 shares; 0 issued	—

Common Stock, par value $0.0001; authorized 40,000,000 shares; 19,539,231 issued	2,000
Additional paid-in capital	25,589,000
Treasury stock; 67,796 shares	(68,000)
Accumulated deficit	(19,770,000)

Total stockholders’ equity	5,753,000

Total liabilities and stockholders’ equity	$8,260,000

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three and Nine Months
Ended September 30, 2005 and 2006 (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006
ASP, net	$491,000	$496,000	$1,391,000	$1,463,000
Licensing and software	640,000	657,000	1,930,000	1,861,000
Customization and other	262,000	243,000	650,000	588,000

Net revenues	1,393,000	1,396,000	3,971,000	3,912,000

Total cost of revenues	470,000	535,000	1,370,000	1,616,000

Gross profit	923,000	861,000	2,601,000	2,296,000

General and administrative expense	477,000	440,000	1,419,000	1,296,000
Product maintenance and development costs	211,000	212,000	657,000	631,000
Selling and marketing expense	161,000	300,000	520,000	1,068,000
Amortization of customer list	22,000	22,000	66,000	66,000

Profit (loss) from operations	52,000	(113,000)	(61,000)	(765,000)

Beneficial interest and amortization of financing fees on convertible note	(408,000)	—	(544,000)	—
Interest income	3,000	3,000	10,000	10,000
Interest expense	(15,000)	(1,000)	(49,000)	(3,000)

Loss before income taxes	(368,000)	(111,000)	(644,000)	(758,000)

Provision for income taxes	3,000	2,000	10,000	9,000

Net loss	(371,000)	(113,000)	(654,000)	(767,000)

Deemed dividends on exercise of warrants	—	—	(98,000)	—

Net loss applicable to common stockholders	$(371,000)	$(113,000)	$(752,000)	$(767,000)

Loss per share — basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.04)
Weighted average number of shares — basic and diluted	15,483,143	19,539,231	15,337,215	19,266,843
The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months
Ended September 30, 2005 and 2006 (unaudited)

	2005	2006
Cash flows from operating activities:
Net loss	$(654,000)	$(767,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	574,000	459,000
Beneficial interest and amortization of financing fees on convertible note	544,000	—
Stock based charges	93,000	210,000
Bad debt provision	(6,000)	13,000
Changes in assets and liabilities:
Accounts receivable	(37,000)	(253,000)
Prepaids and other assets	31,000	(63,000)
Due to publications	275,000	319,000
Accounts payable and accrued expenses	(650,000)	(121,000)
Deferred revenue and customer deposits	(182,000)	26,000

Net cash used in operating activities	(12,000)	(177,000)

Cash flows from investing activities:
Additions to capitalized and purchased software	(79,000)	(12,000)
Purchase of property, equipment and intangible assets	(39,000)	(27,000)
Repayment of officer note receivable	6,000	6,000

Net cash used in investing activities	(112,000)	(33,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,440,000
Repayment of convertible debt	(411,000)	—
Proceeds from exercise of options and warrants	921,000	256,000
Principal repayments on loans	(11,000)	(10,000)
Principal repayments on capital leases	(18,000)	(3,000)

Net cash provided by financing activities	481,000	1,683,000

Net increase in cash and cash equivalents	357,000	1,473,000

Cash and cash equivalents at beginning of period	1,093,000	1,338,000

Cash and cash equivalents at end of period	$1,450,000	$2,811,000

Supplemental cash flow disclosure:

Taxes paid	$17,000	$21,000

Interest paid	$68,000	$3,000

Supplemental disclosure on non-cash investing and financing activities:

Property and equipment acquired through capital lease financing	—	$36,000
The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Notes to Consolidated Financial Statements
1.	General

The interim financial statements for AdStar, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its required minimum level of operations. At September 30, 2006, the Company’s accumulated deficit was $19,770,000, resulting from recurring net losses. For the years ended December 2004 and 2005, the net losses were $3,648,000 and $1,090,000 respectively, and for the three and nine months ended September 30, 2006, the net losses were $113,000 and $767,000, respectively. Net cash used in operations was $12,000 and $177,000, respectively. The 2004 and 2005 net losses were principally attributable to a continued shift of focus from an on-line business to an ASP business. In addition, the 2004 net losses included a one-time $1,203,000 loss from abandoned acquisitions, recorded in the fourth quarter of fiscal 2004. At September 30, 2006, the Company had working capital of $1,345,000 compared to negative working capital of $200,000 at December 31, 2005.

Revenues for the nine month period ended September 30, 2006 have decreased from $3,971,000 to $3,912,000. While the Company is currently adding customers and revenues, such increases in revenues may be mitigated by losses of certain revenues from customers who elect to utilize other applications for processing their web-based advertising placements.

The Company may continue to incur losses until it is able to increase revenues significantly from fees based on the number of purchases transacted through its ASP product. Although there can be no assurance, Company management believes that the cash on hand of $2,811,000 at September 30, 2006, along with expected increases in cash flows from operations, will be sufficient to meet its anticipated working capital needs through at least September 30, 2007. Cash flows from operations are anticipated to increase as a result of an expected increase in revenues.

Management believes that the Company is in a position to take advantage of strategic acquisitions and revenue sharing arrangements, and is actively seeking such arrangements. The growing ASP business continues to be adopted by new customers in the marketplace. However, the ability to sell ASP business products and service offerings during the current year may be hampered by the current unstable climate in the advertising market relating to newspaper publishers and state of the economy in general. These factors, coupled with possible competition from other vendors, the extended selling cycle in the industry, and customer delays in customization and implementations, could delay its ability to increase revenue to a level sufficient to cover expenses. There is no assurance that management will be successful with its operating plan and, if events and circumstances occur such that they do not meet the plan as expected, and they are unable to raise additional financing; they may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

For the three months ended September 30, 2006 and 2005, one customer accounted for 12% and 10% of the Company’s revenues, respectively. For the nine months ended September 30, 2006 and 2005, one customer accounted for 12% and 10% of the Company’s revenues, respectively. At September 30, 2006, one customer accounted for 19% of the Company’s accounts receivable.

The Company generally contracts with individual publication customers for its services, however, a number of publication customers fall under common enterprise ownership. For the three months ended September 30, 2006, three of such enterprises accounted for 10%, 13% and 15% of the Company’s revenues, respectively. For the nine months ended September 30, 2006, three of such enterprises accounted for 11%, 13% and 16% of the Company’s revenues, respectively. At September 30, 2006, three of such enterprises accounted for 14%, 37% and 42% of the Company’s accounts receivable, respectively.

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

For the three and nine months ended September 30, 2006 and September 30, 2005 the weighted average shares outstanding as used in the calculation of diluted loss per share does not include options and warrants to purchase 2,376,798 and 1,463,047 shares of common stock, respectively and 2,000,000 shares of common stock issuable upon the conversion of series B-2 preferred stock to common stock, at September 30, 2005, as their inclusion would be antidilutive.

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

On February 16, 2006, the Company entered into a Securities Purchase Agreement to sell to a single accredited institutional investor one million (1,000,000) shares of its Common Stock at an aggregate purchase price of $1,650,000. The Company received the proceeds of the sale on February 17, 2006. Pursuant to the agreement, and a Registration Rights Agreement entered into on the same date, the Company filed a registration statement covering the resale of those shares on April 7, 2006, and caused the registration statement to be effective on May 18, 2006. The Company paid the placement agent a cash placement fee of 5 1/2 % of the amount raised, and warrants, exercisable for three years, to purchase 25,000 shares of its Common Stock at a price of $4.00 per share. Net proceeds from the sale were $1,440,000. The issuance was acquired for investment by an accredited investor and was issued without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided under sections 4(6) and 4(2) thereof and the exemption provided by Regulation D.

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

As of September 30, 2006, there was $206,000 of unrecognized compensation cost, net of forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately three years. At September 30, 2006, there were 137,937 shares available for future grants under the Plans. On November 3, 2006, shareholders approved an increase of 1,000,000 shares available for grant under the 2004 Plan.

The assumptions used to value option grants for the nine months ended September 30, 2006 are as follows:

Risk-free interest rate	4.59%
Expected lives (years)	3.5
Dividend yield	0.0%
Expected volatility	81.75%
Total stock-based compensation recognized on our consolidated statement of operations for the quarter and nine months ended September 30, 2006 is $76,000 and $210,000 respectively. The following table sets forth the pro forma amounts of net income and net income per share for the prior year periods, which would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123:

	Quarter Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss — applicable to common shareholders
As reported	$(371,000)	$(752,000)
Add: Stock based employee compensation included in reported loss	—	—
Deduct: Employee compensation expense	(46,000)	(155,000)

Pro forma net loss	$(417,000)	$(907,000)

Loss per share:

As reported	$(0.02)	$(0.05)

Pro forma	$(0.02)	$(0.06)

Risk-free interest rate		4.35%
Expected lives (years)		3.5
Dividend yield		0.0%
Expected volatility		80.1%

The following table summarizes all stock option activity for the nine months ended September 30, 2006 and includes all options currently outstanding under the Plans including 789,889 non-qualified options.

		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2005	2,166,827	$1.69
Granted	202,500	1.90
Exercised	(238,944)	0.85
Forfeited	(31,205)	1.12

Outstanding at September 30, 2006	2,099,178	1.74

Options exercisable at September 30, 2006	1,667,349	$1.72
The following table summarizes information about stock options outstanding at September 30, 2006:

				Options Exercisable at
	Options Outstanding at September 30, 2006			September 30, 2006
		Weighted Average	Weighted
	Number of	Remaining	Average	Number of	Weighted
Range of	Shares	Contractual Life	Exercise	Shares	Average
Exercise Price	Outstanding	(years)	Price	Exercisable	Exercise Price
$0.01 - $0.99	744,901	1.42	$0.66	681,403	$0.64
$1.00 - $1.99	314,276	3.22	$1.30	269,945	$1.30
$2.00 - $2.99	590,001	3.98	$2.46	266,001	$2.33
$3.00 - $3.50	450,000	4.22	$3.25	450,000	$3.25

	2,099,178			1,667,349

Aggregate Intrinsic value	$128,160			$127,314

During the quarter ended September 30, 2006, there were no stock options or warrants exercised. During the nine months ended September 30, 2006, 238,944 stock options were exercised, with net cash receipts of $202,226; and 50,000 warrants were exercised, with net cash receipts of $53,500.

Item 2. Management’s discussion and analysis or plan of operation
Results of Operations
The following table sets forth the results of operations expressed as a percentage of net revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
ASP, net	35%	36%	35%	37%
Licensing and software	46%	47%	49%	48%
Customization and other	19%	17%	16%	15%

Net revenues	100%	100%	100%	100%
Cost of revenues	34%	38%	35%	41%

Gross Profit	66%	62%	65%	59%

General and administrative expense	34%	32%	36%	33%
Product maintenance and development costs	15%	15%	17%	16%
Selling and marketing expense	12%	21%	13%	27%
Amortization of customer list	2%	2%	2%	2%

Income (loss) from operations	4%	(8%)	(2%)	(20%)
Beneficial interest and amortization of financing fees on convertible note	(29%)	—	(14%)	—
Interest income	—	—	—	—
Interest expense	(1%)	—	(1%)	—

Loss before taxes	(26%)	(8%)	(16%)	(20%)
Provision for taxes	—	—	(2%)	—

Net loss	(26%)	(8%)	(19%)	(20%)

Three month periods ended September 30, 2006 and 2005
Revenues
     Net revenues for the three months ended September 30, 2006 increased to $1,396,000 from $1,393,000 during the three months ended September 30, 2005, a net increase of $3,000. The net revenues for 2006 increased by $5,000 in ASP revenues and $17,000 in Licensing and Software revenues; offset by a decrease of $19,000 in Customization & Other revenues.
     The increase in ASP revenues during the 2006 three month period is primarily due to a net increase of seven publication customers serviced, and to an increase in transaction volumes. The increase in Licensing and Software revenues is primarily due to the addition of two customers on our payment processing software. The decrease in Customization & Other Revenues is due to a lower number of customization projects in 2006, as compared to 2005.
Cost of revenues
     Cost of revenues consists primarily of the costs to customize and install software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs.
     Cost of revenues increased to $535,000 in the three months ended September 30, 2006 from $470,000 during the three months ended September 30, 2005, a net increase of $65,000 or 14%. Our gross profit margin for the three months ended September 30, 2006 decreased to 62% from 66% for the three months ended September 30, 2005. The increase in costs during the three month period, when compared to the prior year period, is primarily due to a relief of labor accrual in 2005 that did not recur in 2006, of $52,000 related to an estimated loss accrual originally recorded in 2003. Labor costs associated with installation projects and customer support increased by $37,000 in 2006, from the prior year period, and facilities and insurance costs increased by $17,000. Cost of revenue increases were offset by a decrease in amortization of capitalized software development costs and depreciation of $40,000, as compared to the prior year period.
General and administrative expense
     General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees and accounting. General and administrative expenses decreased to $440,000 during the three months ended September 30, 2006 from $477,000 during the three months ended September 30, 2005, a net decrease of $37,000 or 8%. The decrease in 2006 is primarily due to net decreases in accounting and legal fees of $26,000, other professional fees of $44,000, insurance costs of $24,000, and compensation costs of $22,000. Such decreases were partially offset by increases in stock compensation expense of $63,000 in 2006, with no corresponding cost in 2005, and an increase in facilities and depreciation costs of $16,000.
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
Selling and marketing expenses
     Selling and marketing expenses consist primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost of business development. Selling and marketing costs increased to $300,000 in the three months ended September 30, 2006 from $161,000 in the comparable period in 2005, a net increase of $139,000 or 86%. The increase during the quarter, as compared to the prior year, is primarily due to increases in the costs of advertising and trade shows of $19,000, compensation and travel costs of $98,000, facilities and depreciation costs of $13,000, and stock option expenses of $9,000.
     Our sales and marketing expenditures are directed toward the expansion of the volume of third-party users of our software and to the development of new markets for our services, both domestic and international.
Product maintenance and development costs
     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design the required technical infrastructure, and to perform other general routine fixes. The costs consist primarily of personnel-related expenses for technical and design functions including outside consultants. Product maintenance and development expenses increased to $212,000 during the three months ended September 30, 2006 from $211,000 during the three months ended September 30, 2005, a net increase of $1,000. The decrease in 2006, as compared to the 2005 period, is primarily due to an increase in compensation related costs including travel of $8,000; offset by a decrease in facilities costs of $7,000.

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
     During the three months ended September 30, 2006 there was no interest expense related to the Laurus Master Fund Convertible Note, as compared to approximately $408,000 of financing fees and debt discount that were amortized as interest expense during the three months ended September 30, 2005.
Interest income and expense
     Interest income was $3,000 during the three months ended September 30, 2006, as compared to $3,000 during the comparable 2005 period. Interest income consists of interest income from notes receivable from officers and a minor certificate of deposit account maintained as security on certain credit cards.
     Interest expense was $1,000 during the three months ended September 30, 2006, as compared to $15,000 during the comparable 2005 period. The interest expense during 2005 consisted primarily of $15,000 interest on the Laurus Master Fund Convertible Note, which was paid in 2005, with the remainder associated with capitalized leases and notes payable to the founders of Edgil in connection with the purchase.
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
Nine month periods ended September 30, 2006 and 2005
Revenues
     Net revenues for the nine months ended September 30, 2006 decreased to $3,912,000 from $3,971,000 during the nine months ended September 30, 2005, a net decrease of $59,000 or 1%. The net revenues for 2006 increased by $72,000 in ASP revenues, offset by a decrease of $69,000 in Licensing and Software revenues and a decrease of $62,000 in Customization & Other revenues.

     The increase in ASP revenues during the 2006 nine month period is primarily due to a net increase of eight publication customers serviced, and to an increase in transaction volumes. The decrease in Licensing and Software revenues is primarily due to the loss of three customers on our legacy software. The decrease in Customization & Other Revenues is due to a lower number of customization projects in 2006, as compared to 2005.
Cost of revenues
     Cost of revenues increased to $1,616,000 in the nine months ended September 30, 2006 from $1,370,000 during the nine months ended September 30, 2005, a net increase of $246,000 or 18%. Our gross profit margin for the nine months ended September 30, 2006 decreased to 59% from 65% for the nine months ended September 30, 2005. The increase in costs during the nine month period, when compared to the prior year period, is primarily due to relief of labor accruals in 2005 that did not recur in 2006, of $137,000 related to an estimated loss accrual originally recorded in 2003 and a $31,000 adjustment to contingent pre-acquisition contract costs on the Edgil product line. Labor costs associated with installation projects and customer support increased by $155,000 in 2006, from the prior year period, and facilities and insurance costs increased by $55,000. Cost of revenue increases were offset by a decrease in amortization of capitalized software development costs and depreciation of $132,000, as compared to the prior year period.
General and administrative expense
     General and administrative expenses decreased to $1,296,000 during the nine months ended September 30, 2006 from $1,419,000 during the nine months ended September 30, 2005, a net decrease of $123,000 or 9%. The decrease in 2006 is primarily due to net decreases in accounting and legal fees of $18,000, other professional fees of $126,000, insurance costs of $76,000, and compensation costs of $35,000. Such decreases were partially offset by increases in stock compensation expense of $88,000 in 2006, with no corresponding cost in 2005, and an increase in facilities and depreciation costs of $44,000.
Selling and marketing expenses
     Selling and marketing costs increased to $1,068,000 in the nine months ended September 30, 2006 from $520,000 in the comparable 2005 period, a net increase of $548,000 or 105%. The increase during the nine month period, as compared to the prior year, is primarily due to increases in the costs of advertising and trade shows of $95,000, compensation and travel costs of $300,000, facilities and depreciation costs of $54,000, and stock option expenses of $99,000.
Product maintenance and development costs
     Product maintenance and development expenses decreased to $631,000 during the nine months ended September 30, 2006 from $657,000 during the nine months ended September 30, 2005, a net decrease of $26,000 or 4%. The decrease in 2006, as compared to the 2005 period, is primarily due to a decrease in compensation related costs including travel of $6,000 and a decrease in facilities costs of $20,000.
Beneficial interest and amortization of financing fees on Convertible Note
     During the nine months ended September 30, 2006 there was no interest expense related to the Laurus Master Fund Convertible Note, as compared to approximately $544,000 of financing fees and debt discount that were amortized as interest expense during the nine months ended September 30, 2005.
Interest income and expense
     Interest income was $10,000 during the nine months ended September 30, 2006, as compared to $10,000 during the comparable 2005 period. Interest income consists of interest income from notes receivable from officers and a minor certificate of deposit account maintained as security on certain credit cards.
     Interest expense was $3,000 during the nine months ended September 30, 2006, as compared to $49,000 during the comparable 2005 period. The interest expense during 2005 consisted primarily of $15,000 interest on the Laurus Master Fund Convertible Note, which was paid in 2005, with the remainder associated with capitalized leases and notes payable to the founders of Edgil in connection with the purchase.
Deemed Dividend
     In January 2005, the Company offered an inducement to its warrant holders to exercise their warrants at a price which was below the fair market value. As this offer only benefited a selected group of common shareholders and was not broadly available to all common shareholders, the Company determined that the deemed dividend treatment was most appropriate. In the three months ended September 30, 2005, AdStar recorded a deemed dividend in the amount of $98,000. Such event was isolated, and did not recur in 2006.
Liquidity and Capital Resources
     At September 30, 2006, we had an accumulated deficit of $19,770,000. We have incurred significant recurring net losses. For the years ended December 2004 and 2005 we had net losses applicable to common shareholders of $3,648,000 and $1,188,000, respectively. We anticipate that we will continue to incur losses until we are able to increase revenues significantly from fees based on the number of purchases transacted through our ASP and payment processing products.
     Although there can be no assurance, we believe that the cash on hand of $2,811,000 at September 30, 2006, along with an expected increase in cash flows from operations, will be sufficient to meet our anticipated working capital needs through at least September 30, 2007. In addition, we will continue to seek additional financings as needed.
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
     We have historically financed our business through a combination of cash generated from operations and debt and equity financings. At September 30, 2006, we had working capital of $1,345,000 compared to negative working capital of $200,000 at December 31, 2005, a $1,545,000 improvement. The improvement in working capital is primarily a result of the sale of one million shares of our Common Stock in February 2006, for net proceeds of $1,440,000, and the exercise of 288,944 stock options and warrants during the nine months ended September 30, 2006, for net proceeds of $256,000.
     As of September 30, 2006, we had cash and cash equivalents of approximately $2,811,000 compared to $1,338,000 as of December 31, 2005, a net increase of $1,473,000. The net increase in cash and cash equivalents was the result of $1,719,000 provided by financing activities; offset by $177,000 used in operating activities and $69,000 used in investing activities.
     Net cash used in operations during the nine months ended September 30, 2006 was approximately $177,000 compared with $12,000 used in operations during the nine months ended September 30, 2005, a $165,000 decrease. This was primarily due to the higher loss in the 2006 period.
     Net cash used in investing activities decreased to $69,000 during the nine months ended September 30, 2006 compared with $112,000 during the prior year period. The decrease of $43,000 is primarily the result of reduced spending on capitalized and purchased software.
     Net cash provided by financing activities was $1,719,000 during the nine months ended September 30, 2006 compared with $481,000 during the prior year period. In February 2006, we sold one million (1,000,000) shares of our Common Stock for net proceeds of $1,440,000. Net proceeds from the exercise of stock options and warrants were $256,000 in the nine months ended September 30, 2006, as compared to $921,000 in the prior year period. In the nine months ended September 30, 2005, $411,000 in principal repayments were made on the Laurus Master Fund Convertible Note, which did not recur in the current year period.
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
     AdStar believes there have been no significant changes, during the three month period ended September 30, 2006, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Financial Condition and Results of Operations in their Annual Report on Form 10-KSB for the year ended December 31, 2005.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.
     In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for AdStar in the first quarter of fiscal 2007. We are currently evaluating the impact of FIN 48 on our consolidated financial position, results of operations, and cash flows.
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We will adopt SFAS 155 in the first quarter of fiscal 2007. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.
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
     The following table aggregates our expected contractual obligations and commitments subsequent to September 30, 2006:

	Payments due by Periods for one year ending September 30,
				Beyond
Contractual obligations	2007	2008	2009	2009	Total
Employment agreements	$587,000	$404,000	$404,000	$404,000	$1,799,000
Operating lease commitments	179,000	198,000	204,000	150,000	731,000
Capital lease commitments	10,000	10,000	10,000	16,000	46,000
Notes payable to former stockholders	10,000	—	—	—	10,000

	$786,000	$612,000	$618,000	$570,000	$2,586,000

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

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     We held an Annual Meeting of stockholders on November 3, 2006 to consider the election of directors, amendment to the 2004 Stock Option Plan, and the ratification of the appointment by the Board of Directors of Holtz Rubenstein Reminick LLP as the Company’s independent accountants for the year ending December 31, 2006.
     The following seven individuals were elected by the stockholders to serve as directors for terms expiring at our 2007 Annual Meeting or until their successors are elected and qualified:

Name	Votes Cast For	Abstentions
Leslie Bernhard	15,906,008	1,613,448
Eli Rousso	15,941,878	1,577,578
Jeffrey Baudo	15,937,542	1,581,914
John Rudy	15,941,597	1,577,859
Michael Jackson	15,950,162	1,569,294
Peter M. Zollman	15,941,097	1,578,359
Michael Dubreuil	15,942,097	1,577,359
     At the Annual Meeting, the stockholders also approved a proposal to amend the AdStar, Inc. 2004 Stock Option Plan to increase the shares subject to the Plan by 1,000,000 shares by the following vote: 6,258,492 shares were voted in favor, 2,025,723 shares were voted against, and 1,834 shares were held in abstention. The stockholders also ratified the appointment of Holtz Rubenstein Reminick LLP as independent accountants for the year ending December 31, 2006 by the following vote: 17,380,279 shares were voted in favor, 13,510 shares were voted against, and 125,666 shares were held in abstention.
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

AdStar, Inc. (Registrant)
Date: November 14, 2006	/s/ Leslie Bernhard
Leslie Bernhard
President and Chief Executive Officer

Date: November 14, 2006	/s/ James Linesch
James Linesch
Chief Financial Officer (Principal Financial Officer)