Form 10KSB
period 2006-12-31
ADSTAR INC
filed 2007-04-02
CIK 1091599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___
Commission File Number 001-15363
ADSTAR, INC.
(Name of small business issuer in its charter)

Delaware	22-3666899

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
4553 Glencoe Avenue, Suite 300, Marina del Rey, California 90292
(Address of Principal Executive Office) (Zip Code)
Registrant’s telephone number (310) 577-8255
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.0001 per share	The NASDAQ Stock Market LLC and
Warrants to purchase Common Stock	Boston Stock Exchange
Securities Registered under Section 12(g) of the Exchange Act: None.
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     For the year ended December 31, 2006, the revenues of the registrant were $5,239,000
     The aggregate market value of the voting Common Stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq Capital Market on March 7, 2007 of $2.16 per share, was approximately $32,392,000.
     As of March 7, 2007, the registrant has a total of 20,204,647 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

ADSTAR, INC. AND SUBSIDIARY
Form 10-KSB Annual Report
FORWARD-LOOKING STATEMENTS
     Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”) regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein shall mean AdStar, Inc., a Delaware corporation.

PART I
Item 1. BUSINESS
General
     AdStar, Inc., (“AdStar”, “Company”, “we”, “our” or “us”) provides classified advertising technology services to publishers, primarily within the newspaper industry. Our services are provided using proprietary software that electronically connects the advertiser with the publisher. We enable professional advertising agencies, businesses and individuals to send ads to publishers electronically. This gives publishers the ability to receive classified advertising insertions directly into their sophisticated newspaper publishing systems, as well as their website or other publication channel. Our solutions are available in an application service provider (“ASP”) model whereby we contract with publishers or third parties to design, implement, host, and manage the on-line ad-taking capabilities of their websites. We provide all the technical and application expertise, customer support, and security measures that are needed to connect with our platform, and with the publisher system. Our services afford publishers the ability to increase revenue and reduce costs by automating the process of composing and formatting, pricing, scheduling, and electronically sending classified ads into the publishing systems. Additionally, we enable credit card payment processing for ad placement, using our proprietary EdgCapture software.
Corporate History
     AdStar was originally incorporated in New York as Ad-Star Services, Inc. a privately held corporation. In 1999, we incorporated AdStar.com, Inc. in Delaware and merged with Ad-Star Services, Inc. We completed an initial public offering of AdStar.com, Inc. Common Stock in December 1999. In July 2001, we formally changed our name to AdStar, Inc. In October 2003, we acquired Edgil Associates, Inc. to add proprietary credit card payment processing solutions to our services.
AdStar Services
     Using our proprietary software platform, AdStar enables print and on-line publications to electronically receive completed classified advertising copy using the Internet as the ad intake communication channel. Our services make it possible for our publisher customers to expand their relationships with their advertisers using a single integrated platform, while increasing sales volumes at reduced costs. Our ASP service provides our customers an opportunity to generate incremental revenue from ads placed through their privately-branded website. Using our platform, ads can be published in print, on-line websites, or other advertising channels that a publisher may adopt. Our services are delivered using the following proprietary technologies:
•	Professional software – This technology is our original service designed for use by the professional marketplace. Specifically, the applications accept transmissions from classified advertising agencies, municipalities and large corporations using desktop software and Web-based communications. The software includes sophisticated pricing algorithms to provide for maximum flexibility and intricate design resources to provide unlimited creative capabilities.

•	ASP website technology – This technology is a publisher-specific ad-taking website service designed to enhance a publication’s website by allowing the general public to execute transactions to purchase classified advertising. We enable visitors to a publisher’s website the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. This service allows a publication to completely outsource the classified ad-taking power of their website whereby the publication receives incremental revenue at a very low incremental cost. We handle all functions associated with this revenue source. We furnish and host the application suite, run the technology, monitor the transactions throughout the session, handle the payment authorization and settlement process, electronically deliver the ad text to the newspaper, and provide customer service support to the newspaper’s customers. We provide all the technical and application expertise, customer support, and security measures that the publication needs to get an application up and running in a short time. Typically, we are able to process many more ads and do so much more quickly and affordably than the publisher could do internally. In addition, we provide tools to evaluate performance, provide additional customer care, and increase future revenue opportunities.

•	XML Gateway (Application Programming Interface) — This technology allows third parties, internal newspaper applications, and niche Web publishers to facilitate the processing of classified advertising. The third party application interfaces with AdStar’s platform to incorporate Web-based ad taking for print, online, or other publishing channels.

•	Credit Card Processing – Through our Edgil Associates subsidiary, we offer to publishers credit card processing services for processing classified ads charges, subscription charges, or for any other transactions that require a credit card. Edgil offers system integration services, installation support, training and customer service. Edgil’s proprietary “EdgCapture” payment processing software processes over 12 million newspaper advertising and circulation transactions annually for many of the largest newspaper publishers in the country, as well as independent daily and specialty publications. Edgil’s product strategy focuses on providing publishers with the financial benefits afforded by reduced labor costs and lower credit card processing discount rates. Edgil’s experience with integration services has given the “EdgCapture” product line the technical differentiation to meet the specific credit card processing requirements of the publishing industry.
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
     We generate revenues primarily from initial fees to customize the set-up in accordance with the technical specifications for each publication, and ongoing monthly fees to manage and facilitate the ad-taking process, including the provision of technical support and customer service. The monthly fees for our ASP services generally include a hosting fee plus a fee based on transaction volumes. With this fee structure, we are able to offer superior service in a manner that is cost effective for publishers of all sizes. Edgil’s credit card processing application operates in a license mode with installation fees and ongoing license and support fees.
Background
     We began developing our professional software application in 1986, becoming the preeminent solution for large newspaper publishers to be able to electronically receive classified advertising from advertising agencies and large corporations. Our original professional software application has seen numerous technological enhancements over the years, and is still in place at the majority of the original installations. This technology enables publishers to reduce the amount of manual effort required to publish an ad and eliminates newspaper typographical errors. Our software allows publishers to process more ads accurately while under tight time constraints to meet deadlines and thus realize greater revenue. Our remote entry version of this software is currently in use at more than 25 large metropolitan newspapers linked to more than 1,500 advertising agencies and numerous large corporations.
     During 1999 and 2000, we designed, engineered, and marketed an on-line version of our software, which enabled advertisers to plan, schedule, compose, and purchase classified advertising from a number of print and on-line publishers using one simple interface. Initially, the software was delivered through our portal website, Advertise123.com, a one-stop marketplace on the Web for advertisers to buy classified ads.

While the portal concept was not readily accepted by the marketplace at that time, the underlying technology platform and infrastructure that we built enabled us to create our current ASP service offering. We began marketing the technology, in a hosted environment, directly to newspaper publishers on a private label basis. This enabled newspapers to sell print classified ad placement on the web through their individual privately-branded website.
          Most major Newspaper publishers host their own websites and are selling classified ads that are published on those sites, in addition to selling classified ads for their print editions. They compete with the many online only (non-newspaper) websites that sell and publish classified advertising on the web. AdStar’s platform enables newspaper publishers to compete very effectively in local markets, by offering a print ad up-sell to purchasers of online ads and an online up-sell to purchasers of print ads. This capability offers the advertiser maximum coverage, both online and in the newspaper, enabling publishers to compete more effectively with online only websites by offering the power of print as well as online.
          In addition to offering the sale of print ad classifieds, online classifieds and the print ad up-sell to online classifieds, AdStar’s platform allows for the addition of other functionality and additional publisher channels. Additional functionality may include auction capabilities, photos, and text messaging; and other publishing channels may include cellular and other internet publishers such as blogs.
Marketing
          Our ongoing marketing efforts are primarily direct sales activities of our in-house staff. Prospects are generated through referrals, our industry reputation, and direct marketing activities. Newspaper publishers realize numerous benefits from implementing our ASP automated ad-taking software, including increased volume capabilities, lower overall costs, and automated up-sell opportunities. Our EdgCapture payment processing software product is sold both as an adjunct to our AdStar products as well as on a stand-alone basis.
          Attending local, regional and national trade shows during the course of the year keeps us abreast of the needs of the newspaper industry and also offers us a forum to market our services.
          Our goal is to develop strategies that will increase transactions with our current customers and enable ad services to additional publishing channels. We believe that our solutions will be adopted at an accelerating rate, as newspaper and other publishers determine efficient ways to monetize their content through advertising placement.
AdStar Business Strategy
          Our significant business development activities are focused on identifying and actively pursuing potential third party partners or publishers who desire efficient access to local advertising markets. We act as the technology bridge that connects advertisers with multiple publishing channels. We believe that our platform can leverage the local brands of newspaper publishers, bringing incremental advertising revenues; as well as integrate a variety of non-newspaper publishers into a central ad-intake process.
          Our primary business strategies are as follows:
•	cross-selling newspaper publishers on Web-based ad-taking and credit card processing, on an enterprise-level basis, and expanding services to our existing account base with additional functions and capabilities;

•	acquiring or partnering with technologies that offer enhancements to ad-taking such as text messaging, sound, auction functions, order fulfillment and virtual tours where we receive fees when advertisers access these services through our transaction engine;

•	Expanding our platform functionality to include data feedback, such as the number of actions taken by viewers of ads, so that advertisers can pay the publishers on a performance basis. Under this model, we can generate revenues as a percentage of the fee for the ad, rather than on a transaction fee basis;

•	pursuing additional third-party publishers who desire ad-taking and payment processing capability for their advertisers by using our XML Gateway;

•	Leveraging our existing customer base as a means to access local advertisers who desire advertising campaigns involving multiple publishing channels.
Competition
          Our classified ad-taking processes compete with phone rooms and other established methods for ad-taking at newspapers. Our primary competitors for automated Web-based ad taking are the newspaper publishing system vendors, who have begun to offer automated ad-taking services that may compete directly with our services. Such services, however, are limited in their flexibility with regard to third-party software interfaces, which will restrict the types of publishing channels that may be offered to the advertiser.
          Some of these potential new competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources. We cannot guarantee that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material and adverse effect on our financial position, results of operations and cash flows. We also expect that large media companies may decide to design, create, and program software internally that will allow them to manage the Web-based classified ad-taking process.
          Our EdgCapture payment processing service has numerous competitors, including service offerings from ICVerify, CyberSource and payment processing services offered directly from lending institutions. While our service is unique in its focus on publisher transactions, other service offerings may compete directly with our service. Many of these competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources. We cannot guarantee that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material and adverse effect on our financial position, results of operations and cash flows.
          Our ability to compete will also depend upon our ability to continually improve our products and services; the enhancements we develop; the quality of our customer service; and the ease of use, performance, price and reliability of our products and services.
Intellectual Property
          We regard our intellectual property as critical to our success, and we rely upon trademark, and trade secret laws in the United States to protect our proprietary rights. We have established trademark rights in various forms of the mark AD-STAR, ADSTAR and ADVERTISE123.COM, based on our use of these marks and our ownership of incontestable United States trademark registrations. Despite our existing trademark rights, the marks may remain susceptible to trademark infringement. We are not aware of any attempted infringements at this time.
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
          We allow our customers and business partners to use our mark on their privately-branded websites. While we attempt to ensure that the quality of our name and brand are maintained by our business partners, we cannot guarantee that these partners will not take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our software solutions and technologies.
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
Employees
     As of March 15, 2007, we had a total of 32 employees, of which 31 are full-time including, four in executive management, eleven in engineering, eight in customer support, three in sales and marketing, three in administration and two in finance. We are not subject to any collective bargaining agreements. We believe that we are currently staffed at an appropriate level to implement and carry out our business plan for the next twelve months.
Research and Development
     During the fiscal years ended December 31, 2005 and 2006, we expended $901,000 and $934,000 in research and development activities, respectively. These costs do not include expenses directly related to customer-contracted development, which is recorded in the cost of revenues.
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
     It is uncertain as to whether we can transform our business to one generating new significant revenues from our ASP services. The uncertainty includes risks as to whether we will be able to:
•	attract a sufficient number of publishers for our publisher-specific ASP ad-taking services to permit profitable operations;

•	develop profitable pricing models for our fees;

•	respond effectively to competitive pressures; and

•	attract, retain and motivate qualified personnel.
     Our failure to address these risks successfully could adversely affect our ability to sustain our operations and ultimately attain profitability.
We Have A History Of Losses And Until We Are Able To Significantly Increase ASP Revenues We Expect Continued Losses.
     We have incurred significant recurring net losses, and have used substantial funds in our operations. For the years ended December 31, 2005 and 2006 we had net losses of $1,090,000 and $1,393,000,

respectively. We expect to continue to incur losses until we are able to increase our revenues significantly from fees based on ad purchases transacted through our ASP product. Our future profitability will depend on our ability to increase our transaction and service revenues while controlling or reducing our costs. We may not be able to achieve profitability. We are not assured that we will generate sufficient capital to meet our cash needs through December 31, 2007. Although there can be no assurance, we believe that cash on hand, along with expected cash flow from operations, will be sufficient to meet our anticipated working capital needs through December 31, 2007.
We May Be Unable To Obtain The Additional Capital Required To Grow Our Business Which Would Have An Adverse Effect On The Successful Implementation Of Our Planned Business Expansion.
     Our ability to grow depends significantly on our ability to attract publishers to sign-up for AdStar’s suite of products, which means having an adequate sales and marketing budget and adequate funds to continue to enhance our websites and ad-taking technology. If the actual cost of attracting publishers, and enhancing our websites and ad-taking technology are higher than projected or the revenues from our operations fall below our current expectations, we may need additional financing in the near future. In either event, if our revenues are insufficient to provide the necessary cash flow for ongoing operations, we will need to seek additional capital from public or private equity or debt sources to fund our growth and operating plans and respond to other contingencies. We may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding, which would have an adverse effect on the successful implementation of our planned business expansion.
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
Our Ability To Compete Effectively And Operate Profitably Cannot Be Assured Because Our ASP Business Competes With Established Methods For Ad-Taking.
     Our classified ad-taking processes compete with phone rooms and other established methods for ad-taking at newspapers. We are unaware of any major company that provides a centralized publisher-specific ad-taking website services for the selection, transaction and processing of classified ads or to multiple print and on-line publication technology, though many publishers have established ad-taking capabilities on their own websites. Those publishers that accept and process ads by traditional means like telephone, facsimile transmission and printed copy submissions are potential competitors. Our ability to compete successfully will depend on the perceived convenience of our services, ease of use and the amount of fees we charge. In addition, companies not now in the business of providing on-line remote ad entry, but possessing more capital resources than we do, may seek to develop their own technology and enter into the business of offering a similar broad-based, centralized on-line classified ad placement service to ours. Some of these companies could have longer operating histories, greater name recognition, larger customer bases and significantly greater technical and marketing resources than we have. As a result, they may be able to respond more quickly than we can to new or emerging technologies and devote greater resources than we can to development, promotion and sale of their services. Faced with this type of competition, our ability to compete effectively and operate profitably cannot be assured.

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
We May Be Unable To Manage Our Growth.
     Our business plan contemplates a sizable increase in the advertisers and publishers using our on-line services. In the event that we need to increase the number of our employees beyond current levels, the recruitment, training and integration of these persons into our operations will place a significant strain on our managerial, operational and financial resources. We cannot guarantee that we will be able to effectively manage the expansion of our operations, or that our personnel, systems, procedures and controls will be adequate to meet our anticipated future operations. If we cannot effectively manage our expansion, it would materially and adversely affect our business and prospects.
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
We Are Vulnerable To Potential Lawsuits Regarding Ad Content Or System Failure.
     Because we facilitate the placement of advertisements in print and on-line publications, potential claims may be asserted against us for negligence, defamation or personal injury, or for reasons based on other theories, due to the nature of the content of these advertisements. Our technology does not contemplate our reviewing classified ad content processed on our websites for libelous or other statements that might give rise to possible liability. This role has been fulfilled historically by each publication and we expect the publications will continue to monitor their ads. Although we carry general and professional liability insurance, our coverage may not cover potential claims or may not be adequate to indemnify us fully. Any imposition of liability or legal defense expenses that are not covered by insurance or that are in excess of our insurance coverage could place a strain on our available cash resources, could seriously jeopardize the success of our business plan and could materially and adversely affect our financial position, results of operations and cash flows.
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
Natural Disasters Which Disrupt Our Services Could Have An Adverse Effect On Our Business, Results Of Operations And Financial Condition.
     Our operations and services depend on the extent to which our computer equipment and the telecommunications infrastructure of our third-party network providers are protected against damage from fire, earthquakes, power loss, telecommunications failures, and similar events. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access is located in the Los Angeles, California area. We currently maintain back-up processing capabilities, however, despite precautions taken by us and our third-party network providers, a natural disaster could occur over which we have no control or other unanticipated problems at our network hub, or a third-party network provider point of presence could cause interruptions in the services that we provide. If disruptions occur, we may have no means of replacing these network elements on a timely basis or at all. Extensive or multiple interruptions in providing users with Internet access is a reason for users to decide to stop using access services. Accordingly, any disruption of access services in general, or of our service specifically, due to systems failure could have an adverse effect on our business, results of operations and financial condition. Furthermore, we do not currently have any business disruption insurance.
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
If Our Shares Of Common Stock Are Removed Or Delisted From The Nasdaq Capital Market, The Ability Of Stockholders To Sell Our Common Stock And Warrants In The Secondary Market Could Be Restricted.
     The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market price, as defined, of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on The Nasdaq Capital Market. If our shares of Common Stock are removed or delisted from The Nasdaq Capital Market, the security may become subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered underwriter; current quotations for the securities; and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As such, the “penny stock” rules, in the event that our securities are delisted from The Nasdaq Capital Market, may restrict the ability of stockholders to sell our Common Stock and warrants in the secondary market.
If We Are Unable To Satisfy Nasdaq’s Maintenance Requirements, Our Common Stock May Be Delisted From Nasdaq Which Could Impair The Liquidity And The Value Of Our Common Stock.
     While the shares of Common Stock met current Nasdaq listing requirements when initially listed and are currently included on Nasdaq, there can be no assurance that we will meet the criteria for continued listing. Continued listing on Nasdaq generally requires that (i) we maintain at least $2,500,000 in stockholders equity, or $35,000,000 in market capitalization, or $500,000 in net income for either the last fiscal year, or two out of the last three fiscal years, (ii) the minimum bid price of the Common Stock be $1.00 per share, (iii) there be at least 500,000 shares in the public float valued at $1,000,000 or more, (iv) the Common Stock have at least two active market makers, and (v) the Common Stock be held by at least 300 holders. If we are unable to satisfy Nasdaq’s maintenance requirements, our securities may be delisted from The Nasdaq Capital Market. In that event, trading, if any, in the Common Stock and warrants would be conducted in the over-the-counter market in the so-called “pink sheets” or the NASD’s “OTC Bulletin Board.” Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of AdStar, and lower prices for our securities than might otherwise be obtained.
Item 2. Description of Property
     Our offices are currently located in two separate facilities. The principal office in Marina del Rey, California consists of an aggregate 5,000 square feet and is under a lease that expires on November 7, 2009. Offices for our east coast wholly-owned subsidiary, Edgil Associates, Inc., are located in Billerica, Massachusetts and consist of approximately 4,500 square feet under a lease that expires on July 31, 2011. The aggregate monthly rent for these properties is approximately $18,000. All leased properties are in good condition. We believe that if these leases are not renewed, satisfactory alternative space will be available.
     We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.
Item 3. Legal Proceedings
     None.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
(a) Market Information
     AdStar’s Common Stock is traded on the Boston Stock Exchange and the Nasdaq Capital Market under the symbol “ADST”. The following table sets forth, for the periods indicated, the high and low sales price information for AdStar’s Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Trade Price
Quarters within Last Two Fiscal Years	High	Low
Year Ended December 31, 2005
First quarter	$1.14	$0.61
Second quarter	$0.91	$0.62
Third quarter	$2.55	$0.99
Fourth quarter	$3.39	$2.12

Year Ended December 31, 2006
First quarter	$2.60	$1.75
Second quarter	$2.18	$0.85
Third quarter	$1.19	$0.69
Fourth quarter	$2.50	$0.76
     As of March 7, 2007, the closing bid price per share for our Common Stock, as reported on the Nasdaq Capital Market was $2.16.
     (b) Holders
     As of March 7, 2007, the number of record holders of Common Stock of AdStar was approximately 41, and there were no holders of Preferred Stock. AdStar believes that there are more than 1,700 beneficial holders of the Common Stock.

     (c) Dividends
     The holders of Common Stock are entitled to receive such dividends as may be declared by AdStar’s Board of Directors. AdStar has never paid any dividends on its Common Stock and it does not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of AdStar’s Board of Directors and will depend on, among other factors, retained earnings, capital requirements, and the operating and financial condition of AdStar.
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
Overview
     We provide technology services within the classified advertising industry. Our proprietary software is an integrated suite of applications that electronically connects advertisers with newspaper publishing systems, as well as online advertising formats. Our software applications allow professional advertising agencies businesses and individuals to electronically send ads to publishers, for insertion in newspapers, websites and other media. This gives publishers the ability to electronically receive classified advertising insertions directly into their sophisticated systems. Our solutions are available primarily in an ASP model whereby we contract with publishers to design, implement, host, and manage the on-line ad-taking capabilities of their websites. We provide all the technical and application expertise, customer support, and security measures that the publisher needs to install our application modules and begin to generate revenue in a short time frame. Our software solutions afford publishers the ability to increase revenue and are the application of choice for advertisers, because they afford them the ability to effortlessly and quickly compose and format, price, schedule, and electronically send classified ads to the publishing system at multiple newspapers. Our software also enables publishers to offer advertisers the option of publishing their ad to their internet classified advertising site.
     Through our subsidiary, Edgil Associates, Inc., we provide credit card processing services to the newspaper industry. We facilitate seamless integration of these transactions into their billing systems, for both advertising and circulation transactions. Our software product, EdgCapture, allows publishers and groups of publishers to establish their own private payment processing interfaces. The software resides on the customer’s computer system, and revenues are derived from monthly license and support fees.
Recent developments
     Our business strategy for the future is to leverage our platform and our expanding customer base as a means to connect advertisers with newspaper publishing systems, website classified advertising systems, and other publishing channels. As publishers expand their presence in digital media, our technology enables them to offer a single ad intake point for the payment and delivery of multiple advertising media types, incorporating the latest available technologies.
     Our XML Gateway (Application Programming Interface) enables third parties and publishers alike an easy way to incorporate classified advertising into their applications. We have created a platform that can expand and offer new and unique capabilities. In the future we will be able to provide interfaces that may include sound, text messaging, voice recognition or auction function. Our platform will incorporate pay for performance models and other data feedback to the publisher. The revenue model for new publishing channels may include a percentage of the ad value, rather than a transaction fee, acting as the technology enabler between the advertiser and the publisher.
     Revenues from our ASP services, our legacy desktop software support, and our payment processing software licensing have been generally sufficient to support our operations in support of those revenues. Our losses during 2006 are largely due to business development activities designed to enable AdStar to offer additional services in new markets or publishing channels. Our future success is dependent upon our ability to substantially grow revenues and control costs to the point where we can fund the level of operations necessary to serve the anticipated customer base. To this end, our plans have included expanding the products and services offered to our customers by building on our proprietary software processes and unique position within the industry. We feel that there is significant opportunity to increase revenues by offering our platform as a means to connect the advertiser to a variety of publishing media.
Results of Operations
     The following table sets forth the results of operations expressed as a percentage of net revenues.

	Year Ended December 31,
	2005	2006
Net revenues	100%	100%
Cost of revenues	34%	41%

Gross Profit	66%	59%

General and administrative expense	37%	37%
Selling and marketing expense	14%	29%
Product maintenance and development costs	17%	18%
Amortization of customer list Restructuring	2%	2%

Loss from operations	-5%	-27%
Beneficial interest and amortization of financing fees on convertible note	-15%	0%
Interest income (expense)	-1%	0%

Loss before taxes	-21%	-27%
Provision for taxes	0%	0%

Net loss	-21%	-27%
Deemed dividend	-2%	0%

Net loss applicable to common shareholders	-23%	-27%

Years Ended December 31, 2005 and 2006
Revenues
     Net revenues decreased to $5,114,000 in 2006 from $5,239,000 in 2005, a 2% net decrease of $125,000. The overall decrease is comprised of a 18% net decrease in customization and other revenues of $161,000, and a 2% net decrease in licensing and software revenues of $57,000; offset by a 5% net increase in ASP revenues of $93,000.
     The decrease in customization and other revenues is primarily due to significant customization projects completed in 2005, which did not recur in 2006. The 2006 customization and other revenues are primarily related to installations and upgrades, rather than the larger customization projects experienced in 2005. The decrease in licensing and software revenues is primarily due to the loss of several customers using our legacy license products.
     The increase in ASP revenues, over the prior year, is primarily due to significant growth in transaction volume from our largest customer, using our “next generation” ad service functionality allowing the placement of “combo ads” in both print and online in a single session. We also experienced revenue increases resulting from six new publications added to the platform in 2006. The ASP revenue increases in 2006 were offset by the termination of several customers in late 2005, as well as one customer during 2006.

     We expect that revenues from our ASP product will continue to increase as we sign on new customers and implement interfaces to additional publishing channels, as well as adopt new pricing models for our services.
Cost of revenues
     Cost of revenues consists primarily of the costs to customize and install software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs.
     Cost of revenues increased to $2,112,000 in 2006, from $1,779,000 during 2005, a net increase of $333,000 or 19%. Our gross profit margin for 2006 decreased to 59% from 66% for 2005. The increase in costs during the current period, when compared to the prior year period, is partially due to relief of labor accruals in 2005 of $179,000 that did not recur in 2006, which is comprised of $137,000 related to an estimated loss accrual originally recorded in 2003 and a $42,000 adjustment to contingent pre-acquisition contract costs on the Edgil product line. Labor costs associated with installation projects and customer support increased by $267,000 in 2006, from the prior year period, and facilities costs increased by $49,000. Cost of revenue increases were offset by a decrease in amortization of capitalized software development costs and depreciation of $162,000, as compared to the prior year period.
General and administrative expense
     General and administrative expense consists primarily of the cost of executive, administrative and finance personnel, along with professional fees and public company related expenses. General and administrative expenses decreased to $1,900,000 during 2006 from $1,959,000 during 2005, a net decrease of $59,000 or 3%. The decrease in 2006 is primarily due to net decreases in accounting and legal fees of $77,000, other professional fees of $182,000, insurance costs of $10,000, and compensation costs of $60,000. Such decreases were partially offset by increases in stock compensation expense of $204,000 in 2006, with no corresponding cost in 2005, and an increase in facilities and depreciation costs of $66,000.
     Management believes that our existing executive staffing levels are sufficient to allow for significant growth without the need to add personnel and related costs for the foreseeable future. However, the impact of complying with and maintaining compliance with the Sarbanes-Oxley Act requirements, and our potential compliance with SAS 70, involving an in-depth audit of our control activities over information technology and related processes as a service organization, has not been fully analyzed at this time and may require the addition of personnel, outside consultants and new systems to adequately meet the requirements.
Product maintenance and development costs
     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design and test the required technical infrastructure, and to perform software and Web-site maintenance, and other general routine fixes. The costs consist primarily of personnel-related expenses for technical and design personnel, equipment maintenance and outside consultants. Product maintenance and development expenses increased to $934,000 during 2006 from $901,000 during 2005, a net increase of $33,000 or 4%. The increase in 2006, as compared to the 2005 period, is primarily due to an increase in compensation related costs of $92,000, offset by a decrease in facilities costs of $59,000.
     We monitor technical staffing levels closely and believe that our current level of technical staffing will be sufficient for the current operations. Conversely, we may need to increase technical staffing in the short term if we obtain additional customers more quickly than currently expected or if an unexpected increase in customer demand for customization projects occurs. However, an increase in customer demand, requiring an increase in technical staffing costs, is generally offset by increased revenues for such services.

Selling and marketing expense
     Selling and marketing expense consists primarily of direct charges for advertising, sales promotion, marketing, and trade shows, as well as the cost for business development. Selling and marketing costs increased to $1,468,000 in 2006 from $750,000 in 2005, a net increase of $718,000 or 96%. The increase during 2006, as compared to the prior year, is primarily due to increases in the costs of compensation and travel of $463,000, of advertising and trade shows of $79,000, facilities costs of $53,000, and stock option compensation expense of $123,000.
     During 2006, we conducted significant business development activities with the general purpose of expanding the scope of our service offerings to various digital media publishers and international customers. We also conducted enterprise-level marketing activities, designed to encompass multiple publishers. We hired two full-time staff members for these activities, as well as several consultants. As incentives, we also granted stock options to certain individuals in connection with these activities. The incremental costs of business development activities during 2006 were $868,000, including $123,000 of stock option compensation expense. We believe that these costs have resulted in a substantial backlog of sales leads generated, as well as a number of partnership or joint venture opportunities.
Amortization of Customer List
     Amortization of customer list consists of straight-line amortization of the Customer List purchased as part of the acquisition of Edgil on October 21, 2003. The Customer List is recorded at a valuation of $1,500,000, obtained by use of an independent valuation expert and is evaluated for impairment annually. The Customer List is being amortized over its estimated 17-year life. Amortization remained constant at approximately $88,000 in both 2005 and 2006.
Beneficial interest and amortization of financing fees on Convertible Note
     On September 23, 2005, AdStar offered Laurus Master Fund the opportunity to convert the balance of its convertible note (approximately $820,000, including principal and unpaid interest) at a price of $1.88 per share (82.5% of the closing price on the date of offer). Under the terms of the offer Laurus Master Fund opted to convert the balance due, including accrued interest, into 435,470 shares of AdStar common stock through October 2005.
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
     As an inducement to convert their note into shares of our common stock, we offered to convert the notes at a price of $1.88, which was below the fair market value at the closing price of our stock on the dates of conversion. As such, we recorded additional non-cash interest expense of approximately $181,000 on the dates of conversion. We calculated the additional non-cash interest as the difference between the fair market value of our common stock and the fixed conversion price (82.5% of the closing price on the date of offer) of the convertible note on the dates that we received and accepted the conversion notices.
Interest expense and income
     Interest expense was $5,000 during 2006, compared to $51,000 during 2005. Interest expense in 2006 was primarily due to a capital lease, and interest expense during 2005 consists primarily of $45,000 interest on the Laurus Convertible Note discussed above with the remainder associated with capitalized leases and notes payable to the former founders of Edgil. Interest income of $13,000, for both 2006 and 2005, is primarily interest income collected from officers on outstanding notes payable.
Provision for taxes
     The provision for income taxes is comprised primarily of state taxes. Federal income taxes are consolidated and we are currently in a loss carry-forward position for federal income taxes, due to the operating losses incurred through December 31, 2006. The federal net operating loss carry-forward balance as of December 31, 2006 was approximately $18,288,000, compared to $16,946,000 in the prior year. The net operating loss carry-forward is available to offset future taxable income through 2026. Some of the losses begin to expire in 2018.
     Our net operating loss carry forwards may be limited due to ownership changes as defined under section 382 of the Internal Revenue Code of 1986.
     The major temporary tax differences that are expected to reverse next year are depreciation, allowance for doubtful accounts, accrued vacation and non-qualified stock option expenses. However, we expect new temporary differences to be established in these years, which will either reduce or exceed the reversing temporary differences.
     We evaluate annually the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results, and the reversal of temporary tax differences. At December 31, 2006, we evaluated the net deferred tax asset, taking into consideration operating results, and determined that a full valuation allowance of $6,707,000 should be maintained for combined federal and state deferred taxes.
Deemed Dividend
     In January 2005, we offered an inducement to our warrant holders to exercise their warrants at a price of $0.85, which was below the fair market value of $0.99 per share at the closing price of our stock. As this offer only benefited a selected group of common shareholders and was not broadly available to all common shareholders, we determined that the deemed dividend treatment was most appropriate. We calculated the deemed dividend as the difference between the fair market value of our common stock and the exercise price of the warrants on the date that conversion notice was accepted and signed, in the amount of $98,000.
Liquidity and Capital Resources
     At December 31, 2006, we had an accumulated deficit of $20,396,000. We have incurred significant recurring net losses. For the years ended December 2006 and 2005 we had net losses applicable to common shareholders of $1,393,000 and $1,188,000, respectively. Our 2006 and 2005 net losses were principally attributable to our business development activities. We expect to continue to incur losses until we are able to increase revenues significantly from fees derived from our ASP and payment processing products.
     Although there can be no assurance, we believe that the cash on hand of $2,545,000 at December 31, 2006, along cash flows from operations will be sufficient to meet our anticipated working capital needs through December 31, 2007. In addition we will continue to seek additional financings as needed.
     We believe that we are in a position to take advantage of the additional strategic partnerships, joint ventures, and revenue-sharing arrangements that we are actively seeking. We recently announced a pilot program with Nokia, for the development of mobile channels for advertising using our ASP platform for ad-intake. We believe that additional contracts are forthcoming, which involve serving ads to multiple channels of digital media on a revenue-share basis. We are optimistic that our growing ASP business will continue to be accepted in the marketplace. However, our ability to sell ASP business products and service offerings during the current year may be hampered by the current unstable climate in the newspaper advertising market, while publishers are shifting focus to digital channels, and to evolving standards in new media channels. These factors, coupled with possible competition from other vendors, the extended selling cycle in our industry, and customer delays in customization and implementations, could delay our ability to increase revenue to a level sufficient to cover our expenses. There is no assurance that management will be successful with its operating plan and, if events and circumstances occur such that we do not meet our plan as expected, and we are unable to raise additional financing, we may be required to further reduce certain discretionary spending, which could have a material adverse effect on AdStar’s ability to achieve our intended business objectives.
     We have historically financed our business through a combination of cash generated from operating revenues and debt and equity financings. At December 31, 2006, we had working capital of $1,100,000 compared to negative working capital of $200,000 at December 31, 2005, a $1,300,000 improvement. As of December 31, 2006, we had cash and cash equivalents of approximately $2,545,000 compared to $1,338,000 as of December 31, 2005, a net increase of $1,207,000. The net increase in cash and cash equivalents was the result of $1,765,000 provided by financing activities offset by $41,000 used in investing activities and $517,000 used in operating activities.
     Net cash used in operations during the year ended December 31, 2006 was approximately $517,000 compared with $252,000 used in operations during the year ended December 31, 2005, a $265,000 increase. This was primarily due to the higher loss in the 2006 period.
     Net cash used in investing activities decreased to $41,000 during 2006, compared with $113,000 during 2005. The decrease of $72,000 is primarily the result of reduced spending on capitalized and purchased software. We have limited our software enhancement projects primarily to those contracted by customers.
     Net cash provided by financing activities was $1,765,000 during 2006 compared with $610,000 during the prior year period. In February 2006, we sold one million (1,000,000) shares of our Common Stock for net proceeds of $1,440,000. Net proceeds from the exercise of stock options and warrants were $350,000 in 2006, as compared to $1,061,000 in 2005. During 2005, $411,000 in principal repayments were made on the Laurus Master Fund Convertible Note, which did not recur in the current year period.
     We currently have no additional borrowings available to us under any credit arrangement, and we may seek additional financing, if needed. Adequate funds may not be available or may not be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.
New accounting pronouncements
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract if a) a transfer of the servicer’s assets meets the requirements for sale accounting b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and c) an acquisition or assumption of an obligation to service a financial asset does not relate to financial assets of the servicer or its consolidated affiliates. Further, SFAS No. 156 requires all separately recognized servicing asset and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 must be adopted as of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have an impact on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for AdStar. The adoption of SFAS No. 157 is not anticipated have an impact on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not anticipated to have a material impact on our financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 did not have an impact on our financial statements.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the financial impact of adopting FIN 48, but do not anticipate it to have a material impact.
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
Revenue Recognition
We derive revenue from several products and services as follows:
ASP revenue – We receive revenue by providing an ASP product that allows customers to use our software applications on a “shared system” over the Internet. This technology may be in the form of a publisher-specific ad-taking website service that offers visitors to a newspaper’s Web page the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. We receive monthly fees for hosting the transactions and providing customer support, and recognize the fees ratably over the contract period. We also receive transaction fees from the publishers when ads are placed through our platform. We recognize revenue on a per-transaction basis when the ad is placed through their system and collection from the customer is probable. Under the guidance provided by the SEC Staff Accounting Bulletin (“SAB”) No. 104,

“Revenue Recognition” and the Emerging Issues Task Force (“EITF”) Abstract No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), we are, in substance, acting as an agent for the publishers and therefore recognize as revenue only the net fees realized on the transactions. We also contract with third parties for ASP ad-taking services, whereby our software handles transactions generated through the third party software, interfacing with the publisher software systems. We receive transaction fees from the publishers when ads are placed through our platform, using third party software as a front-end.
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
Deferred revenue consists primarily of deferred revenues from License and Software contracts, PCS maintenance arrangements prepaid annually and customization and other revenues billed and paid in advance. Revenues from upfront license fees, monthly fees and PCS under software maintenance arrangements are based upon renewal rates and are recognized ratably over the term of the arrangement. Licenses and maintenance contracts are either month-to-month or one-year for AdStar customers, and either 25 years or one-year for Edgil customers. Deferred revenues are $306,000; PCS contracts paid in advance and prepaid customer deposits are $53,000 as of December 31, 2006. Revenue from software customization services is recognized upon the completion of services. As part of the integration of Edgil into AdStar’s business model, we are currently offering new Edgil contracts on terms and conditions similar to AdStar, generally one year or less in duration.
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
Software Development Costs
Costs to establish the technological feasibility of software applications developed by us are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, we capitalize a portion of the internal labor costs and external consulting costs associated with essential website development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. During the year, we capitalized $17,000 and amortized $444,000 in capitalized software development and maintenance costs.
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
Income taxes
We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Cumulative losses weigh heavily in the overall assessment. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. As a result of our assessment, we established a full valuation allowance for our remaining net deferred tax assets at December 31, 2006. Until we reach an appropriate level of profitability we do not expect to recognize any significant tax benefits in our future results of operations. As of December 31, 2006, our total valuation allowance on net deferred tax assets was approximately $6,707,000. The federal operating loss carry forwards will begin to expire in 2018, and state operating loss carry forwards began to expire in 2006.
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
     The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2006:

	Payments due by Period
				Beyond
Contractual obligations	2007	2008	2009	2010	Total
Employment agreements	$586,000	$404,000	$404,000	$404,000	$1,798,000
Operating lease commitments	185,000	200,000	182,000	122,000	689,000
Capital lease commitments	10,000	10,000	10,000	14,000	44,000

	$781,000	$614,000	$596,000	$540,000	$2,531,000

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
     b) Internal Control Over Financial Reporting. There are no changes in our internal controls over financial reporting, that occurred during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.
Item 8B. Other Information
     None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
     Our executive officers and directors and their respective ages are as follows:

			Director
Name	Age	Position	Since
Leslie Bernhard	62	President, Chief Executive Officer and Director	1991

Eli Rousso	70	Executive Vice President, Chief Technology Officer, Secretary, Treasurer, and Director	1991

Jeffrey Baudo	60	Senior Vice President, Chief Operating Officer, and Director	2001

James Linesch	52	Chief Financial Officer

Peter M. Zollman (2)	53	Director	2005

Michael Jackson (1)	42	Director	2005

John Rudy (1) (2)	64	Director	2005

Michael P. Dubreuil (1)(2)	47	Director	2005

(1)	Member of the audit committee of the Board of Directors.

(2)	Member of the compensation committee of the Board of Directors.
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
     Michael Jackson, a director, has been the Executive Vice President and Chief Financial Officer of AGENCY.COM, a global internet professional services company, and has served in those positions or as Corporate Controller or Chief Accounting Officer from August 1999 through February 2007 and is in the process of transitioning to a new executive position at another company. Before that, he was a Manager at

Arthur Andersen LLP and Ernst and Young LLP. He served on the New York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and on the New York State Society’s SEC Committee from 1999 to 2001. He is a member of the Board of Directors and Chairman of the Audit Committee of Dag Media, Inc., a publisher of print and on-line classified telephone directories.
     John Rudy, a director, is the founder and Chief Executive Officer of Beacon Consulting Associates, accounting and business consultants providing financial, accounting, marketing and business strategy advice and services to middle market businesses, and has held those positions since 1986. Mr. Rudy has over 15 years of experience with public accounting firms, most recently as a director with Coopers & Lybrand in charge of their turn-around services practice in the New York Metropolitan area. He has also served as Chief Financial Officer for a chain of women’s ready-to-wear clothing stores and a public group of automotive retailers. Mr. Rudy is a CPA in New York State.
     Michael P. Dubreuil, a director, has been the Vice President, Engineering Staffing Division of Brainhunter Global Solutions, a career placement service, since November, 2005. Before that, he co-founded Secured Services, Inc., an information security software company, in September, 2002 and was its Co-Chairman until August, 2005. Prior to that he founded Dolfin.com, Inc in May 1998, and holds the positions of Chief Executive Officer and Chairman of Dolfin.com, Inc.
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
Audit Committee Financial Expert
     The Board has determined that Michael Jackson and John Rudy each qualify as an “Audit Committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-B, and “independent” as that term is defined in the listing standards of the Nasdaq.
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
     To the best of AdStar’s knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, AdStar believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2006. With respect to any former directors, officers, and ten percent (10%) stockholders of AdStar, AdStar does not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

     Code of Ethics
     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions.
Item 10. Executive Compensation
Summary Compensation Table
     The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal year ended December 31, 2006 by our (i) principal executive officer, and (ii) executive officers, other than the principal executive officer, whose salaries for the 2006 fiscal year as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

Name and			Option
Principal Position	Year	Salary	Awards	Total
Leslie Bernhard,	2006	$202,160	—	$202,160
President & Chief Executive Officer

Eli Rousso	2006	$202,160	—	$202,160
Executive Vice President & Chief Technology Officer

Jeffrey Baudo	2006	$182,115	—	$182,115
Chief Operating Officer

James Linesch	2006	$133,627	$29,665 (1)	$163,292
Chief Financial Officer

(1)	Calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments.” For details as to the assumptions used to determine the fair value of the option award, see Note 11 of the consolidated financial statements included with this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The number of shares underlying this option award totaled 50,000 shares. See the table below entitled “Outstanding Equity Awards at December 31, 2006”.
     The primary objective of our executive compensation program is to attract and retain qualified, energetic managers who are enthusiastic about our mission and culture. A further objective of our compensation program is to provide incentives and reward each manager for their contribution. In addition, we strive to promote an ownership mentality among key leadership and the Board of Directors
     Our Compensation Committee reviews and approves, or in some cases recommends for the approval of the full Board of Directors, the annual compensation and compensation procedures for our Named Executive Officers.
     Our compensation program is designed to reward teamwork, as well as each manager’s individual contribution. In measuring the Named Executive Officers’ contribution, the Compensation Committee considers numerous factors including our growth, strategic business relationships and financial performance. Regarding most compensation matters, including executive and director compensation, our management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. We do not currently engage any consultant related to executive and/or director compensation matters.

     Stock price performance has not been a factor in determining annual compensation because the price of the Company’s common stock is subject to a variety of factors outside our control. We do not have an exact formula for allocating between cash and non-cash compensation.
     Annual executive officer compensation consists of a base salary component and periodic stock option grants. It is the Compensation Committee’s intention to set total executive cash compensation sufficiently high to attract and retain a strong motivated leadership team, but not so high that it creates a negative perception with our other stakeholders. Each of our executive officers receives stock option grants under our stock option plan. The number of stock options granted to each executive officer is made on a discretionary rather than formula basis by the Compensation Committee. Each executive’s current and prior compensation is considered in setting future compensation. In addition, we review the compensation practices of other Companies. To some extent, our compensation plan is based on the market and the companies we compete against for executive management. The elements of our plan (e.g., base salary, bonus and stock options) are similar to the elements used by many companies. The exact base pay, stock option grant, and bonus amounts are chosen in an attempt to balance our competing objectives of fairness to all stakeholders and attracting/retaining executive managers.
Outstanding Equity Awards at December 31, 2006
     The following table includes certain information with respect to the value of all unexercised options previously awarded to our Named Executive Officers. There were no outstanding stock awards at December 31, 2006.

			Equity
			Incentive
			Plan
			Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options	Options	Unearned	Exercise	Expiration
Name	Exercisable (1)	Unexerciseable	Options	Price	Date
Leslie	75,000	—	—	0.60	01/27/07
Bernhard	75,000	—	—	0.60	01/27/07
	29,151	—	—	0.73	01/27/10
	33,075	—	—	2.38	12/20/10
	83,333	—	—	3.50	12/20/10
	83,333	—	—	3.00	12/20/10
	50,259	—	—	2.38	12/20/10

Eli Rousso	75,000	—	—	0.60	01/27/07
	75,000	—	—	0.60	01/27/07
	29,151	—	—	0.73	01/27/10
	41,925	—	—	2.38	12/20/10
	33,075	—	—	2.38	12/20/10
	75,000	—	—	3.00	12/20/10
	75,000	—	—	3.50	12/20/10

Jeff Baudo	75,000	—	—	0.60	01/27/07
	75,000	—	—	0.60	01/27/07
	26,260	—	—	0.73	01/27/10
	32,705	—	—	2.38	12/20/10
	33,962	—	—	2.38	12/20/10
	66,667	—	—	3.00	12/20/10
	66,667	—	—	3.50	12/20/10

James Linesch	—	50,000 (2)	—	2.25	02/19/11

(1)	Fully vested

(2)	Vest ratably over three years beginning on February 20, 2007 at 16,667 shares per year.
Employment Contracts and termination of employment and change-in-control arrangements
     On December 21, 2005, we entered into four-year employment agreements with each of Leslie Bernhard and Eli Rousso. The employment agreements extend through December 20, 2009, and contain automatic annual one-year extensions to the term, effective on each anniversary date of the agreement. Pursuant to her employment agreement, Leslie Bernhard was retained as the Chief Executive Officer and her total annual compensation is $212,800. Pursuant to his employment agreement, Eli Rousso was retained as the Executive Vice President and his total annual compensation is $212,800. Under each agreement, we may terminate employment with cause or by the executive with good reason. Termination without cause, or by the executive for good reason, would subject AdStar to liability for liquidated damages in an amount equal to the terminated executive’s base salary for the remaining term of his or her employment agreement or 12 months, whichever is greater. Each executive also executed employment agreement amendments, dated December 21, 2005, whereby both executives voluntarily reduced their individual salaries to $202,160 per year, unless the executive provides 10 days written notice that the reduction is no longer in effect.
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
Director Compensation
     The following table provides compensation information for the year ended December 31, 2006 for each of the independent (non-manager) members of our Board of Directors (collectively the “Independent Directors”).

	Option
Name	Awards (1)	Total
Michael Dubreuil	$15,846	$15,846
Michael Jackson	$15,846	$15,846
John Rudy	$15,846	$15,846
Peter M. Zollman	$15,846	$15,846

(1)	Amounts calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments.” See Note 11 of the consolidated financial statements included with this Annual Report on Form 10-KSB for the year ended December 31, 2006 regarding assumptions underlying valuation of equity awards. At December 31, 2006 the aggregate number of option awards outstanding for each director was options for 50,000 shares.
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
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of March 7, 2007 by (1) each of our directors, (2) each of our Named Executive Officers, (3) all of our directors and executive officers as a group, and (4) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our Common Stock.

	Shares of
	Common Stock
	Beneficially	Percentage of
Name of Beneficial Owner (1)	Owned (2)	Ownership
Leslie Bernhard (3)	632,151	3.1%
Eli Rousso (4)	646,988	3.2%
Jeffrey Baudo (5)	241,261	1.2%
James Linesch (6)	31,667	*
Michael Jackson (7)	50,000	*
John Rudy (7)	50,000	*
Michael Dubreuil (7)	50,000	*
Peter M. Zollman (7)	62,799	*
Tribune Company	3,443,457	17.1%
All Directors and Officers (8 persons) as a group	1,764,866	8.6%

*	less than 1%

1)	The addresses of the persons named in this table are as follows: Leslie Bernhard, Eli Rousso, and Jeffrey Baudo, c/o AdStar, Inc., 4553 Glencoe Avenue, Suite 300, Marina del Rey, CA 90292; and Tribune Company, 435 N. Michigan Ave. Chicago IL, Attn: General Counsel; Michael A. Roth and Brian J. Stark, 3600 South Lake Drive, St. Francis, WI 53235; Peter M. Zollman, c/o Classified Intelligence, 402 Spring Valley Road, Altamonte Springs, FL 32714; Michael Dubreuil, c/o Brainhunter Global Solutions, 2 Sheppard Ave. E., Suite 700, Toronto, Ontario, M2N 5Y7; Michael Jackson, c/o Agency.com Corporate Headquarters, 488 Madison Avenue, 22nd Floor, New York, NY 10022; John Rudy, c/o Beacon Consulting Associates, P.O. Box 894,169 Main Street, Matawan, NJ 07747.

2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 7, 2007 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. On March 7, 2007 20,204,647 shares of Common Stock were outstanding.

3)	Includes options to purchase 294,151 shares of AdStar Common Stock at prices between $0.73 and $3.50, exercisable within 60 days.

4)	Includes options to purchase 269,151 shares of AdStar Common Stock at prices between $0.73 and $3.50, exercisable within 60 days.

5)	Includes options to purchase 241,261 shares of AdStar Common Stock, at prices between $0.73 and $3.50, exercisable within 60 days.

6)	Includes options to purchase 65,000 shares of AdStar Common Stock, at prices between $2.25 and $2.54, exercisable within 60 days.

7)	Includes options to purchase 50,000 shares of AdStar Common Stock at prices between $0.83 and $1.29, exercisable within 60 days.
Securities Authorized for Issuance Under Equity Compensation Plans
2004 Stock Option Plan
     In 2004 our stockholders approved the 2004 Stock Option Plan adopted by our Board of Directors (the “2004 Plan”), which provides for the grant to our employees, directors and consultants of incentive and non-qualified stock options to purchase 2,200,000 shares of our Common Stock. The purpose of the 2004 Plan is to provide incentives to employees, directors and consultants whose performance will contribute to our long-term success and growth, to strengthen our ability to attract and retain employees, directors and consultants of high competence, to increase the identity of interests of such people with those of our stockholders and to help build loyalty to AdStar through recognition and the opportunity for stock ownership. The Compensation Committee of the Board of Directors administers the 2004 Plan. The 2004 Plan will expire 10 years from the date of stockholder approval. Generally, the option price of both incentive stock options and non-qualified stock options must be at least equal to 100% of the fair market value of the shares on the date of grant. The maximum term of each option is ten years. For any participant who owns shares possessing more than 10% of the voting rights of our outstanding Common Stock, the exercise price of any incentive stock option must be at least equal to 110% of the fair market value of the shares subject to such option on the date of grant and the term of the option may not be longer than five years.
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
     The following table summarizes as of December 31, 2006 (i) the options granted under both of our option plans and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside the plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be	Weighted-average	compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
	warrants and rights	warrants and rights	(a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders (the 2004 plan and the 1999 Plan)	1,929,844	$1.74	969,101

Equity Compensation Plans Not Approved By Security Holders	541,134	$2.38	—

Total	2,470,978	$1.88	969,101

The equity compensation not approved by security holders referred to in the table above includes:
     •   280,000 non-qualified options issued to the outside directors and consultants. The 280,000 is comprised of 30,000 options issued to an Investor Relations firm for services rendered, exercisable at $1.99 per share, expiring on November 24, 2008; 25,000 options issued to Michael Jackson for services rendered as an outside member of the board of directors, exercisable at $0.83 per share, expiring on May 15, 2010; 25,000 options issued to John Rudy for services rendered as an outside member of the board of directors, exercisable at $0.83 per share, expiring on May 15, 2010; 25,000 options issued to Michael Dubreuil for services rendered as an outside member of the board of directors, exercisable at $1.31 per share, expiring on July 15, 2010; 25,000 options issued to Peter Zollman for services rendered as an outside member of the board of directors, exercisable at $1.08 per share, expiring on July 10, 2010; 150,000 options issued to Phil Lowe for services rendered, exercisable at 2.99 per share, expiring on November 17, 2010.
     •   36,134 Common Stock purchase warrants, granted to individuals for services rendered by the Underwriter in our public offerings, and the Placement Agent in our private offerings, of securities. The details of the warrants are as follows: (1) 20,798 Common Stock Purchase warrants exercisable at $0.75 per share, expiring on January 16, 2007; (2) 15,336 Common Stock purchase warrants exercisable at $1.87 per share, expiring on March 31, 2009.
     •   Issuance of 200,000 Common Stock purchase warrants as part of a private placement for a convertible note with an institutional fund. The details of the warrants are as follows: (1) 120,000 Common Stock Purchase warrants exercisable at $2.58 per share, expiring on April 11, 2011; (2) 80,000 Common Stock Purchase warrants exercisable at $2.80 per share, expiring on April 11, 2011.
     On January 29, 2007, we issued options for 225,000 shares of Common Stock to employees and consultants, at an average exercise price of $2.58 per share. On February 13, 2007, we issued a ten year warrant to Nokia Corporation to purchase 100,000 shares of our Common Stock, at a price of $2.45 per share.
Item 12. Certain Relationships and Related Transactions, and Director Independence
     At December 31, 2006, the Tribune Company owned 3,443,457 shares of AdStar common stock. During the years ended December 31, 2005 and 2006 our total revenues derived from agreements with wholly-owned subsidiaries of the Tribune Company were $811,000 and $849,000 respectively.

Director Independence
     The Board has determined, in accordance with Nasdaq’s listing standards, that: (i) Messrs. Jackson, Rudy, Dubreuil and Zollman (the “Independent Directors”) are independent and represent a majority of its members; (ii) Messrs. Jackson, Rudy and Dubreuil, as the sole members of the Audit Committee, are independent for such purposes; and (iii) Messrs. Dubreuil, Rudy and Zollman, as the sole members of the Compensation Committee, are independent for such purposes.
     During 2006, we entered into a consulting agreement with Classified Intelligence, LLC, a consultant and advisor to businesses in the classified advertising market and a publisher of a classified advertising newsletter (“Classified Intelligence Agreement”), pursuant to which we paid them aggregate consideration of $19,250 for services rendered. Peter Zollman, is a principal of Classified Intelligence.
     In determining director independence, our Board applies the independence standards set by Nasdaq. In its application of such standards the Board takes into consideration all transactions with Independent Directors and the impact of such transactions, if any, on any of the Independent Directors’ ability to continue to serve on our Board. To that end, for the fiscal year ended 2006, our Board considered the options awarded to the Independent Directors disclosed above in “Item 10 – Executive Compensation – Director Compensation”, as well as, with respect to Mr. Zollman, the impact of the Classified Intelligence Agreement and determined that those transactions were within the limits of the independence standards set by Nasdaq and did not impact their ability to continue to serve as Independent Directors.
Item 13. Exhibits
Exhibits:

Exhibit
No.	Description

3.1	Certificate of Incorporation of AdStar (1)

3.1a	Amendment to Certificate of Incorporation, as filed with the Secretary of State of Delaware on July 11, 2001 (2)

3.1b	Amendment to Certificate of Incorporation, as filed with the Secretary of State of Delaware on November 11, 2004 (3)

3.2	By-Laws of AdStar (1)

4.1	Specimen Stock Certificate (1)

4.6	Form of 5-year warrant issued in connection with the Private Placement of AdStar Common Stock in September 2003 (4)

10.1**	1999 Stock Option Plan (1)

10.2**	2004 Stock Option Plan (5)

10.3**	Employment Agreement between AdStar and Leslie Bernhard, dated December 21, 2005 (7)

10.4**	Employment Agreement Amendment between AdStar and Leslie Bernhard, dated December 21, 2005 (7)

10.5**	Employment Agreement between AdStar and Eli Rousso, dated December 21, 2005 (7)

10.6**	Employment Agreement Amendment between AdStar and Eli Rousso, dated December 21, 2005 (7)

14.1	Code of Ethics (6)

21.1	Subsidiaries(6)

23.2	Consent of Holtz Rubenstein Remnick LLP *

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit
No.	Description

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Notes to exhibits

*	Filed herewith

**	Indicates a management contract or compensatory plan or arrangement

(1)	Filed on October 1999 as an exhibit with the same number to Registration Statement on Form SB-2 (No. 333-84209), and incorporated herein by reference.

(2)	Filed as an exhibit to Quarterly Report on Form 10QSB for the period ended September 30, 2001 and incorporated herein by reference.

(3)	Filed as an exhibit to the Annual Report on Form 10KSB for the period ended December 31, 2004 and incorporated herein by reference.

(4)	Filed on October 16, 2003 as an exhibit with the same number to Registration Statement on Form S-3 (No. 333-109757) and incorporated herein by reference.

(5)	Filed on October 13, 2004 as Appendix A to the Schedule 14A Proxy Statement and incorporated herein by reference.

(6)	Filed as an exhibit to the Annual Report on Form 10KSB for the period ended December 31, 2003 and incorporated herein by reference.

(7)	Filed as an exhibit to the Annual Report on Form 10KSB for the period ended December 31, 2005 and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
     Fees for audit and related services by our principal accounting firm, Holtz Rubenstein Reminick LLP, fiscal years ended December 31, 2005 and 2006 are as follows:

	2005 (1)	2006
Audit fees	$125,000	$90,000
Audit related fees	28,000	10,000

Total audit and audit related fees	$153,000	$100,000

Tax fees	19,000	20,000
All other fees	—	—

Total fees	$172,000	$120,000

(1)	Includes $45,000 of audit fees paid to our previous accounting firm, BDO Seidman, LLP.
Audit-Related Fees
     The Audit-Related Fees set forth in the table above consist primarily of consulting on regulatory filings and consulting and research on specific accounting issues that pertained to our on-going operations and the audit, including, technical research associated with revenue recognition, financings, and purchase accounting rules.
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

SIGNATURES
     In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdStar, Inc.

By:	/s/ Leslie Bernhard

Leslie Bernhard,
President and Chief Executive Officer
Date: March 30, 2007
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2007.

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

Peter Zollman

Report of Independent Registered Public Accounting Firm
Board of Directors
Adstar, Inc.
Marina del Rey, California
We have audited the accompanying consolidated balance sheet of Adstar, Inc, and Subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adstar, Inc, and Subsidiary as of December 31, 2006 and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.
As discussed in note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard 123(R) effective January 1, 2006.
/s/ Holtz Rubenstein Reminick LLP
Melville, New York
March 11, 2007

AdStar, Inc. and Subsidiary
Consolidated Balance Sheet
As of December 31, 2006

Assets

Current assets:
Cash and cash equivalents	$2,545,000
Accounts receivable, net of allowance for doubtful accounts of $88,000	472,000
Notes receivable from officers — current portion	9,000
Prepaid and other current assets	210,000

Total current assets	3,236,000

Notes receivable from officers, net of current portion	207,000
Property and equipment, net	127,000
Capitalized and purchased software, net	607,000
Intangible assets, net	1,222,000
Goodwill	2,132,000
Other assets	29,000

Total assets	$7,560,000

Liabilities and Stockholders’ Equity

Current liabilities:
Due to publications	$1,181,000
Accounts payable and accrued expenses	670,000
Deferred revenue and customer deposits — current portion	279,000
Capital lease obligations — current portion	6,000

Total current liabilities	2,136,000

Deferred revenues, net of current portion	26,000
Capital lease obligations, net of current portion	27,000

Total liabilities	2,189,000

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $0.0001; authorized 5,000,000 shares; 0 issued and outstanding	—
Common Stock, par value $0.0001; authorized 40,000,000 shares; 19,639,051 issued and outstanding	2,000
Additional paid-in capital	25,833,000
Treasury stock; 67,796 shares	(68,000)
Accumulated deficit	(20,396,000)

Total stockholders’ equity	5,371,000

Total liabilities and stockholders’ equity	$7,560,000

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Operations
For the Two Years
Ended December 31, 2006

	2005	2006
ASP, net	$1,815,000	$1,908,000
Licensing and software	2,534,000	2,477,000
Customization and other	890,000	729,000

Net revenues	5,239,000	5,114,000

Cost of revenues, including depreciation and amortization of $595,000 and $432,000	1,779,000	2,112,000

Gross profit	3,460,000	3,002,000

General and administrative expense	1,959,000	1,900,000
Product maintenance and development costs	901,000	934,000
Selling and marketing expense	750,000	1,468,000
Amortization of customer list	88,000	88,000

Loss from operations	(238,000)	(1,388,000)

Beneficial interest and amortization of financing fees on convertible note	(802,000)	—
Interest income	13,000	13,000
Interest expense	(51,000)	(5,000)

Loss before income taxes	(1,078,000)	(1,380,000)

Provision for income taxes	(12,000)	(13,000)

Net loss	(1,090,000)	(1,393,000)

Deemed dividends on exercise of warrants	(98,000)	—

Net loss applicable to common stockholders	$(1,188,000)	$(1,393,000)

Loss per share — basic and diluted	$(0.07)	$(0.07)
Weighted average number of shares — basic and diluted	16,133,000	19,339,000
The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Two Years
Ended December 31, 2006

									Total
							Additional	Accumulated	Stockholders’
	Common Stock		Preferred Stock Series B-2		Treasury Stock		Paid–In Capital	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2004	14,513,546	$2,000	2,000,000	$1,342,000	67,796	(68,000)	20,089,000	(17,815,000)	3,550,000
Conversion of Preferred Series B-2 To Common Stock	2,000,000	—	(2,000,000)	(1,342,000)			1,342,000	—	—
Conversion of Laurus debt To Common Stock	435,470	—	—	—	—	—	999,000	—	999,000
Warrants repriced and exercised	702,850	—	—	—	—	—	580,000	—	580,000
Preferential dividend on repriced warrants							98,000	(98,000)	—

Shares issued for services	127,449	—	—	—	—	—	94,000	—	94,000

Options exercised	470,972	—	—	—	—	—	481,000	—	481,000

Net loss	—	—	—	—	—	—	—	(1,090,000)	(1,090,000)

Balance, December 31, 2005	18,250,287	2,000	—	—	67,796	(68,000)	23,683,000	(19,003,000)	4,614,000
Common Stock sale, net of offering costs	1,000,000	—	—	—	—	—	1,440,000	—	1,440,000
Non-cash financing cost of warrants issued in connection with Common Stock sale							(20,000)		(20,000)
Warrants issued in connection with Common Stock sale							20,000		20,000

Warrants exercised	91,486	—	—	—	—	—	85,000	—	85,000

Options exercised	297,278	—	—	—	—	—	265,000	—	265,000

Stock option compensation							360,000		360,000

Net loss	—	—	—	—	—	—	—	(1,393,000)	(1,393,000)

Balance, December 31, 2006	19,639,051	$2,000	—	—	67,796	$(68,000)	$25,833,000	$(20,396,000)	$5,371,000

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Two Years
Ended December 31,

	2005	2006
Cash flows from operating activities:
Net loss	$(1,090,000)	$(1,393,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	738,000	593,000
Beneficial interest and amortization of financing fees on convertible note	803,000	—
Stock based charges	94,000	360,000
Bad debt provision	(7,000)	8,000
Changes in assets and liabilities:
Accounts receivable	21,000	91,000
Prepaids and other assets	(1,000)	(67,000)
Due to publications	16,000	(133,000)
Accounts payable and accrued expenses	(713,000)	(7,000)
Deferred revenue and customer deposits	(113,000)	31,000

Net cash used in operating activities	(252,000)	(517,000)

Cash flows from investing activities:
Additions to capitalized and purchased software	(68,000)	(19,000)
Purchase of property and equipment	(53,000)	(25,000)
Additions to intangible assets	—	(5,0000)
Repayment of officer receivable	8,000	8,000

Net cash used in investing activities	(113,000)	(41,000)

Cash flows from financing activities:
Sale of common stock, net of costs	—	1,440,000
Repayment of convertible debt	(411,000)	—
Proceeds from exercise of options and warrants	1,061,000	350,000
Principal repayments on loans from shareholders	(21,000)	(21,000)
Principal repayments on capital leases	(19,000)	(4,000)

Net cash provided by financing activities	610,000	1,765,000

Net increase in cash and cash equivalents	245,000	1,207,000
Cash and cash equivalents at beginning of year	1,093,000	1,338,000

Cash and cash equivalents at end of year	$1,338,000	$2,545,000

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Notes to Consolidated Financial Statements
1.	Organization and Business

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

Edgil’s product strategy focuses on providing publishers with the financial benefits afforded by reduced labor costs and lower credit card processing discount rates. Edgil’s experience with integration services has given the EdgCapture product line the technical differentiation to meet the specific credit card processing requirements of the publishing industry.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Management’s Plan

The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its required minimum level of operations. At December 31, 2006, we had an accumulated deficit of $20,396,000. We have incurred significant recurring net losses. For the years ended December 2005 and 2006 we had net losses of $1,090,000 and $1,393,000. Our 2006 net losses were principally attributable to our business development costs. At December 31, 2006, the Company had working capital of $1,100,000.

We expect to continue to incur losses until we are able to increase revenues significantly from fees transacted through our ASP product. Although there can be no assurance, we believe that cash on hand of $2,545,000 at December 31, 2006, combined with revenues from operating activities, will be sufficient to meet our anticipated working capital needs through December 31, 2007. In addition, the Company will continue to seek additional financings as needed.

Although the Company is optimistic that its growing ASP business will continue to be accepted in the marketplace, timing is not assured. The Company’s ability to sell ASP business products and service offerings during the current year may be hampered by continued sluggishness in the newspaper publishing industry, resulting in declining print circulation. These factors, coupled with the extended selling cycle in the Company’s industry and customer delays in customization and implementations, could delay its ability to increase revenue to a level sufficient to cover our expenses. There is no assurance that management will be successful with its operating plan and, if events and circumstances occur such that the Company does not meet its the plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. At December 31, 2006, the company had cash balances held at a financial institution which exceed FDIC insurance limits by $2,445,000.

Supplemental schedule of noncash investing and financing activities for the two years ended December 31, 2006:

	2005	2006
Supplemental cash flow disclosure:
Taxes paid	$17,000	$15,000
Interest paid	$72,000	$5,000
Non-cash investing and financing activities:
Conversion of 1,443,457 shares of Series A Preferred Stock to equivalent shares of Common net of expenses	—	—
Conversion of 2,000,000 shares of Series B-2 Preferred Stock to equivalent shares of Common net of expenses	$1,342,000	—
Amortization of beneficial conversion feature and finance costs on warrants issued in conjunction with convertible debt	$621,000	—
Conversion of convertible debt into shares of Common Stock	$819,000	—
Issuance of Common Stock to legal counsel as a finders fee for securing convertible debt	—	—
Issuance of Common Stock for legal expenses	$94,000	—
Issuance of Common Stock to technical consultants	—	—
Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk are principally comprised of cash, trade accounts receivable and shareholder loans.

For the year ended December 31, 2005, two customers accounted for 28% of net revenues. As of December 31, 2005, three customers accounted for 60% of the Company’s accounts receivable.

For the year ended December 31, 2006, three customers accounted for 40% of net revenues. As of December 31, 2006, three customers accounted for 41% of the Company’s accounts receivable.

The majority of the Company’s customers have historically consisted of newspapers and publishers of classified advertisements. The Company’s customers on its website are the general public.

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

Software Development Costs

In March 2000, the Financial Accounting Standards Board’s Emerging Issue Task Force (“EITF”) issued EITF No. 00-2 “Accounting for Web Site Development Costs”, which provides guidance with respect to capitalization of certain costs incurred in connection with Web development activities and references Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”. In accordance with these pronouncements, costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, the Company capitalizes a portion of the internal labor costs and external consulting costs associated with essential website development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. In accordance with this policy, the Company has capitalized expenditures incurred to enhance the AdStar ASP application suite of products. At December 31, 2006, the Company has capitalized software development costs of $3,369,000, with associated accumulated amortization of $2,762,000.

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

The Company completed its annual impairment analysis including obtaining an independent outside appraisal and such analysis indicated that the amount of goodwill is not impaired.
Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, shareholder notes receivable, accounts payable, deferred revenue, notes payable, capital leases and accrued expenses approximates their fair value because of the short-term maturity or the current lending rates of these instruments.

Revenue Recognition

The Company derives revenue from several products and services as follows:

ASP revenue – The Company receives revenue from providing an application service provider (“ASP”) product that allows customers to use the Company’s software applications on a “shared system” over the Internet. This technology is a publisher-specific ad-taking website service that offers visitors to a newspaper’s Web page the opportunity to buy classified ads, for both the print and/or on-line editions of the newspaper, in real-time, on a 24/7 basis. The Company receives monthly fees for hosting the transactions and providing customer support, and recognizes the fees ratably over the contract period. Under the guidance provided by the Securities Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition” and the Emerging Issues Task Force (“EITF”) Abstract No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), we are, in substance, acting as an agent for the publishers and therefore recognize as revenue only the net fees realized on the transactions. We recognize revenue on a per-transaction basis when the ad is placed through their system and collection from the customer is probable.

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

Deferred revenue consists primarily of deferred revenues from long-term License and Software contracts, PCS maintenance arrangements prepaid annually and customization and other revenues billed and paid in advance. Revenues from upfront license fees, monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement, licenses and maintenance generally range from month-to-month up to 10 years on AdStar and 1 year up to 25 on Edgil, respectively. At December 31, 2006, deferred revenues are $250,000, revenues from PCS contracts paid in advance and prepaid customer deposits are $55,000. Revenue from software customization services is recognized upon the completion of services.

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

Advertising Costs

The Company expenses the costs of advertising in the periods in which those costs are incurred. Advertising expense was approximately $4,000 and $60,000 for the years ended December 31, 2005 and 2006, respectively.

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

For the years ended December 31, 2005 and 2006, diluted earnings (loss) per share does not include 2,494,447 and 2,445,978, respectively of options and warrants to purchase Common Stock, as their inclusion is antidilutive.

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

Warranties and Product liability

The Company warrants that its products conform to their respective functional specifications. The Company’s customized software products, ASP application products and Software License Agreements are warranted to perform as designed. Such warranties are extended throughout the term of extended service agreements that clients enter into with the Company. Direct costs associated with the initial period of service have been insignificant and are generally covered by upfront fees. At December 31, 2005 and 2006 all costs associated with contract service were recorded directly into cost of revenues.

We currently carry product liability insurance. We believe the amount of insurance is adequate to cover our risks. To further mitigate our risks, our standard service agreement expressly limits its liabilities and warranties of its products and services in accordance with accepted provisions of the Uniform Commercial Code as adopted in most states.

Accounting for Stock-Based Compensation

During 2006, the Company adopted the provisions of, and accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123(R)”, “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

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

The adoption of SFAS 123(R) has had a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 11 for further information regarding stock-based compensation assumptions and expenses.

Fair Value Disclosures

The fair value of each option grant was determined using the Black-Scholes option-pricing model. The Company calculated the fair value of each option granted on the date of grant using the minimum value method or Black-Scholes model as prescribed by SFAS No. 123 using the following assumptions:

	Year Ended December 31,
	2005	2006
Risk-free interest rate	4.35%	4.65%
Expected lives (years)	3.5	3.5
Dividend yield	0.0%	0.0%
Expected volatility	80.1%	73.65%
Forfeiture rate	10%	10%
The Company has adopted the disclosure only provisions of SFAS No. 123. If compensation cost associated with the Company’s stock-based compensation plan had been determined using the fair value prescribed by SFAS No. 123, the Company’s net loss for 2005 would have increased to the pro forma amounts indicated below:

		2005
Net loss – applicable to Common Stockholders	As Reported	$(1,188,000)
	Add: Stock based employee compensation included in reported loss	—
	Deduct: Employee compensation expense	(1,091,000)

	Pro Forma	$(2,279,000)

Basic and Fully Diluted Loss per share -	As Reported	$(0.07)
	Pro Forma	$(0.14)
Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

New accounting pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract if a) a transfer of the servicer’s assets meets the requirements for sale accounting b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and c) an acquisition or assumption of an obligation to service a financial asset does not relate to financial assets of the servicer or its consolidated affiliates. Further, SFAS No. 156 requires all separately recognized servicing asset and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 must be adopted as of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have an impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company. The adoption of SFAS No. 157 is not anticipated to have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not anticipated to have an impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 did not have an impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the financial impact of adopting FIN 48.
3.	Property and Equipment

Property and equipment consisted of the following at December 31, 2006:

Computer equipment	$408,000
Production equipment	224,000
Furniture and fixtures	97,000
Leasehold improvements	10,000

739,000
Less: Accumulated depreciation and amortization	612,000

Property and equipment, net	$127,000

Computer equipment and furniture and fixtures include equipment held under capital leases of $36,000. Depreciation and amortization expense for December 31, 2005 and 2006 was approximately $69,000 and $61,000 including amortization of computer equipment and furniture and fixtures held under capital leases of approximately $6,000 and $1,000. Accumulated depreciation on property and equipment held under capital leases was $69,000 and $4,000 at December 31, 2005 and 2006, respectively.

4.	Capitalized and Purchased Software

Capitalized and purchased software consisted of the following at December 31, 2006:

Capitalized software	$2,799,000
Purchased software	570,000

3,369,000
Less: Accumulated depreciation and amortization	2,762,000
Capitalized and purchased software, net	$607,000

Amortization expense for capitalized and purchased software for the years ended December 31, 2005 and 2006 was approximately $581,000 and $444,000, respectively. During 2005 and 2006, the Company wrote off capitalized software totaling approximately $12,000 and $0, respectively.

5.	Intangible Assets

Intangible assets are comprised of the following at December 31, 2006:

Customer list	$1,500,0000
Trademarks	202,000

1,702,000
Less: Accumulated amortization	480,000

Intangible assets, net	$1,222,000

Amortization expense for the years ended December 31, 2005 and 2006 was approximately $88,000 and $88,000, respectively. Amortization of intangibles is as follows for the years ending December 31,:

2007	$88,000
2008	88,000
2009	88,000
2010	88,000
2011	88,000
Thereafter	782,000

Total	$1,222,000

6.	Goodwill

In accordance with SFAS No. 142, the Company recorded goodwill of $2,132,000 from the purchase of Edgil. In accordance with SFAS 142, the Company does not amortize goodwill. However, the Company evaluates goodwill at least on an annual basis for impairment. The Company performed an impairment test of goodwill and concluded that goodwill was not impaired. In future periods if goodwill is determined to be impaired, the Company will recognize a non-cash charge equal to the excess of the carrying value over the fair value. There can be no assurance that future evaluations of goodwill will not result in impairment and a charge to earnings.

The Company completed its annual impairment analysis including obtaining an independent outside appraisal and such analysis indicated that the amount of goodwill is fairly stated.

7.	Convertible Debt

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

8.	Notes Payable

Pursuant to the Merger agreement, the notes payable to the two former stockholders of Edgil were restated whereby each stockholder received $51,500 in principal payments upon the closing and the remaining $31,500 note balance, for each Stockholder, is to be repaid in six equal payments of principal along with all interest at a rate of 8% per annum, with the first payment to be made on the nine month anniversary of the Effective Date (October 21, 2003) and each of the next five payments to be paid each nine months thereafter, with the final payment to be made on the third anniversary of the Closing Date. Accordingly, a payment of $10,500 was made in October 2005, and $10,500 payments were made in March and October 2006. At December 31, 2006 the note was fully paid.

9.	Due to publications

The Company processes credit cards on behalf of certain of its customers as part of ASP services provided. Due to publications is a result of contractual customer arrangements whereby the Company receives net proceeds daily on behalf of these customers for third party ads placed via credit card. These transactions are collected, reconciled monthly and submitted to the publication, net of processing fees, generally within 30 days from the month end.

10.	Income Taxes

Provision for income taxes consist of the following:

	December 31,
	2005	2006
Current taxes
Federal	$—	$—
State	12,000	13,000

Deferred
Federal	(66,000)	(516,000)
State	(230,000)	(94,000)

Total deferred taxes	(296,000)	(610,000)

Change in valuation allowance	296,000	610,000

Income tax provision	$12,000	$13,000

Prior to June 30, 1999, the Company was taxed as an S-Corporation. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components for the Company’s deferred taxes at December 31, 2006 consisted of the following:

2006
Deferred tax assets:
Net operating loss carry forwards	$6,944,000
Other	183,000

Gross deferred tax asset	7,127,000

Deferred tax liability
Depreciation and amortization	(420,000)

Gross deferred tax liabilities	(420,000)

Net Deferred tax asset	6,707,000
Less: Valuation allowance	(6,707,000)

Gross deferred tax asset	$—

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

As of December 31, 2006, the Company has federal net operating loss carry forwards of approximately $18,234,000, and has state net operating loss carry forwards of approximately $8,171,000. The federal and state net operating loss carry forwards will begin to expire in 2018 and 2006, respectively. The Company’s ability to utilize net operating loss carry forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

The provision for income taxes for the years ended December 31, 2005 and 2006 differs from the amount that would result from applying the federal statutory rate as follows:

	2005	2006
Statutory regular federal income tax rate	(34.0%)	(34.0%)
State taxes, net of federal benefit	(3.6%)	(4.1%)
Change in valuation allowance	36.5%	37.1%

	(1.1%)	(1.0%)

11.	Capitalization

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

Stock Options and Employee Benefit Plans

In 1999, the Board of Directors adopted the 1999 Stock Option Plan (the “Plan”) in order to attract and retain officers, other key employees, consultants and non-employee directors of the Company. The plan as amended during 2002 has an aggregate of 1,500,000 shares of Common Stock that have been authorized for issuance under the Plan. In 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”) in order to have adequate options available to continue to attract and retain officers, other key employees, consultants and non-employee directors of the Company. The 2004 Plan as approved by shareholders during 2004 has an aggregate of 2,200,000 shares of Common Stock authorized for issuance under the Plan, 1,000,000 of which was approved by shareholders as an increase in November 2006.

The Plans provide for issuance of nonqualified and incentive stock options to officers, key employees, consultants and non-employee directors to the Company. Each nonqualified stock option shall have an exercise price not less than 100% of the fair value of the Common Stock on the date of grant, unless as otherwise determined by the committee that administers the Plans.

Incentive stock options shall have an exercise price equal to or greater than the fair value of the Common Stock on the date of grant provided that incentive stock options granted to a 10% holder of the Company’s voting stock shall have an exercise price equal to or greater than 110% of the fair market value of the Common Stock on the date of grant. Each option generally has a term of five to ten years from the date of grant unless otherwise determined by the committee that administers the Plans. All options granted from 1999 through 2004 have a five-year term.

Upon the occurrence of a change in control, as defined in the Plans, each option granted under the Plans shall thereupon become fully vested and exercisable.

During the year ended December 31, 2006, the company issued options to purchase a total of 381,500 shares of Company common stock to directors, officers and certain employees. These awards are authorized by the 2004 Plan and therefore reduce the number of grants available under that plan. The options were valued at the market close price for the Company’s stock on the date of grant. The shares vest over one to three year terms according to each individual award. Accordingly, the Company recorded compensation expense for the full value less estimated forfeiture of these restricted shares over the respective vesting periods. During the year ended December 31, 2006 option holders exercised 297,278 options for which the company received net proceeds of $265,000.

The following table summarizes all stock option activity and includes all options issued under the Plans, together with 280,000 non-qualified options issued outside the Plans, for the years ended December 31, 2005 and 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)
Outstanding at December 31, 2004	1,323,563	$1.00
Granted	1,378,667	2.13
Exercised	(470,972)	1.04
Forfeited	(64,431)	1.55

Outstanding at December 31, 2005	2,166,827	$1.69
Granted	381,500	1.62
Exercised	(297,278)	.89
Forfeited	(41,205)	1.10

Outstanding at December 31, 2006	2,209,844	$1.80	2.93	$1,655

Options exercisable at December 31, 2006	1,840,429	$1.75	2.71	$1,506

At December 31, 2006, there were 10,164 options available for future grant under the 1999 ESOP Plan, and 958,937 options available for grant under the 2004 ESOP Plan. The weighted-average grant-date fair value of options granted during 2006 was $0.92 per share. The total intrinsic value of options exercised during 2006 was $366,000.

As of December 31, 2006, there was $151,000 of total unrecognized compensation cost related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the year ended December 31, 2006 was $317,000.

The following table summarizes information about stock options outstanding at December 31, 2006:

				Options Exercisable at
	Options Outstanding at December 31, 2006			December 31, 2006
		Weighted Average	Weighted
	Number of	Remaining	Average	Number of	Weighted
Range of	Shares	Contractual Life	Exercise	Shares	Average
Exercise Price	Outstanding	(years)	Price	Exercisable	Exercise Price
$0.01 - $0.99	742,234	1.17	$0.66	674,736	$0.64
$1.00 - $1.99	427,609	3.76	$1.33	369,692	$1.35
$2.00 - $2.99	590,001	3.73	$2.46	346,001	$2.40
$3.00 - $3.50	450,000	3.97	$3.25	450,000	$3.25

	2,209,844			1,840,429

Warrants

The following table summarizes activity for the years ended December 31, 2005 and 2006:

		Weighted
		Average Exercise
	Shares	Price
Outstanding at December 31, 2004	1,066,270	$1.81
Issued	—	—
Exercised	(702,850)	0.85
Forfeited	(35,800)	7.53

Outstanding at December 31, 2005	327,620	$2.02
Issued	25,000	4.00
Exercised	(91,486)	0.92
Forfeited	—	—

Outstanding at December 31, 2006	261,134	$2.60

Warrants exercisable at December 31, 2005	327,620	$2.02
Warrants exercisable at December 31, 2006	261,134	$2.60
Weighted average fair value of warrants issued in 2005		—
Weighted average fair value of warrants issued in 2006		—
The following table summarizes the outstanding warrants, all of which are currently exercisable, to purchase Common Stock at December 31, 2006:

Number	Exercise Price	Expiration Date
20,798	$0.75	January 2007
15,336	$1.87	March 2009
120,000	$2.58	April 2011
80,000	$2.80	April 2011
25,000	$4.00	February 2009
During the year ended December 31, 2006 warrant holders exercised 91,486 warrants for which the company received net proceeds of $85,000. The warrants had been issued certain individuals, primarily as compensation for their services had exercise prices ranging from $0.75 to $1.07 and expiration dates ranging from April 5, 2006 to January 16, 2007. The Company issued 25,000 warrants during 2006, in connection with the sale of 1,000,000 shares of common stock. In January 2007, 20,000 warrants were exercised at a price of $0.75 per share.

12.	Shareholder receivable

In July 2002, AdStar entered into a loan transaction with Leslie Bernhard, President and Chief Executive Officer and Eli Rousso, Executive Vice President and Chief Technical Officer for $110,434 and $100,000, respectively. As part of the transaction, Ms. Bernhard and Mr. Rousso each issued to AdStar an unsecured, non-negotiable promissory note bearing interest at 5.56% with monthly principal and interest payments of $763 and $691, respectively. The notes are payable on a monthly basis, with all remaining outstanding principal and interest amounts due on July 31, 2022. Concurrently, an outstanding note from Ms. Bernhard in the amount of $39,566 was restructured under the same terms and conditions as the aforementioned new note. The loans are forgiven if there is a change in control in AdStar or if the loan holder is dismissed for other than cause as defined by the loan and employment agreements. At December 31, 2006 the balance outstanding on the notes receivable was $215,000.
13.	Commitments and Contingencies

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

Future minimum lease payments under the non-cancelable operating and capital leases as of December 31, 2006 are as follows:

	Operating	Capital
Years Ending December 31,	Leases	Leases
2007	$185,000	$10,000
2008	200,000	10,000
2009	182,000	10,000
2010	122,000	10,000
2011	—	4,000

Total minimum obligations	$689,000	44,000

Less: Amounts representing interest		(11,000)

Present value of minimum obligations		33,000
Less: Current portion		(6,000)

Non-current portion		$27,000

Rent expense for the years ended December 31, 2005 and 2006 was approximately $214,000 and $240,000, respectively, including month-to-month rentals.

In the normal course of business, various claims and lawsuits may, from time-to-time, be filed against the Company. There are no claims or lawsuits outstanding at December 31, 2006.

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

License Agreement

In April 1996, the Company entered into an exclusive license agreement with a software company that developed the facsimile technology available as a feature within the Company’s historical software product. This agreement provides that the Company pays royalties of up to 50% of net revenues generated by the Company on license fees, implementation fees and maintenance fees. This agreement is for an initial term of 20 years, though it can be terminated by the Company upon six months’ notice or by the software company in certain circumstances. For the years ended December 31, 2005 and 2006, the Company paid royalties of approximately $44,000 and $39,000, respectively.

14.	Related party transactions

At December 31, 2006, the Tribune Company owned 3,443,457 shares of AdStar common stock. During the years ended December 31, 2005 and 2006 the Company’s total revenues derived from Tribune Company agreements were $811,000 and $849,000 respectively.

15.	Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan that covers substantially all employees. Contributions to the Plan may be made by the Company (which are discretionary) or by plan participants through elective salary reductions. During the years ended December 31, 2005 and 2006, contribution expense was $4,000 each year.

16.	Subsequent Event

In January 2007, 541,644 stock options were exercised, at an average price of $0.62 per share. On January 29, 2007, the Company issued options for 225,000 shares of Common Stock to employees and consultants, at an average exercise price of $2.58 per share. On February 13, 2007, the Company issued a ten year warrant to Nokia Corporation to purchase 100,000 shares of its Common Stock, at a price of $2.45 per share.