Form 10QSB
period 2007-03-31
ADSTAR INC
filed 2007-05-15
CIK 1091599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2007, the issuer had a total of 20,209,648 shares of Common Stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☑

ADSTAR, INC. AND SUBSIDIARY
Form 10-QSB Report

Page
PART I — FINANCIAL INFORMATION
Item 1.Interim condensed financial Statements (unaudited)

Balance Sheet — March 31, 2007	3

Statements of Operations for the three month periods ended March 31, 2007 and 2006	4

Statements of Cash Flows for the three month periods ended March 31, 2007 and 2006	5

Notes to Interim Financial Statements	6

Item 2. Management’s discussion and analysis or plan of operation	10

Item 3. Controls and Procedures	16

PART II — OTHER INFORMATION

Item 6. Exhibits	17

Signatures	18
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
     Exhibit 31.1
     Exhibit 31.2
     Exhibit 32.1
     Exhibit 32.2

AdStar, Inc. and Subsidiary
Consolidated Balance Sheet
As of March 31, 2007 (unaudited)

Assets

Current assets:
Cash and cash equivalents	$2,631,000
Accounts receivable, net of allowance for doubtful accounts of $78,000	675,000
Notes receivable from officers – current portion	9,000
Prepaid and other current assets	198,000

Total current assets	3,513,000

Notes receivable from officers, net of current portion	205,000
Property and equipment, net	122,000
Capitalized and purchased software, net	517,000
Intangible assets, net	1,200,000
Goodwill	2,132,000
Other assets	36,000

Total assets	$7,725,000

Liabilities and Stockholders’ Equity

Current liabilities:
Due to publications	$1,448,000
Accounts payable and accrued expenses	631,000
Deferred revenue and customer deposits – current portion	308,000
Capital lease obligations – current portion	6,000

Total current liabilities	2,393,000
Deferred revenues, net of current portion	26,000
Capital lease obligations, net of current portion	26,000

Total liabilities	2,445,000

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, par value $0.0001; authorized 5,000,000 shares; 0 issued	—

Common Stock, par value $0.0001; authorized 40,000,000 shares; 20,204,648 issued	2,000
Additional paid-in capital	26,740,000
Treasury stock; 67,796 shares	(68,000)
Accumulated deficit	(21,394,000)

Total stockholders’ equity	5,280,000

Total liabilities and stockholders’ equity	$7,725,000

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three Months
Ended March 31, 2007 and 2006 (unaudited)

	Three months ended
	March 31,
	2007	2006
ASP, net	$459,000	$470,000
Licensing and software	633,000	605,000
Customization and other	273,000	199,000

Net revenues	1,365,000	1,274,000

Total cost of revenues	579,000	520,000

Gross profit	786,000	754,000

General and administrative expense	563,000	479,000
Product maintenance and development costs	319,000	237,000
Selling and marketing expense	885,000	484,000
Amortization of customer list	22,000	22,000

Profit (loss) from operations	(1,003,000)	(468,000)

Interest income	10,000	3,000
Interest expense	(2,000)	(1,000)

Loss before income taxes	(995,000)	(466,000)

Provision for income taxes	3,000	2,000

Net loss applicable to common stockholders	$(998,000)	$(468,000)

Loss per share — basic and diluted	$(0.05)	$(0.03)
Weighted average number of shares — basic and diluted	20,130,140	18,729,000
The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months
Ended March 31, 2007 and 2006 (unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(998,000)	$(468,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	130,000	159,000
Stock based charges	546,000	70,000
Bad debt provision	(10,000)	(3,000)
Loss on disposal of equipment	7,000
Changes in assets and liabilities:
Accounts receivable	(193,000)	29,000
Prepaids and other assets	5,000	(25,000)
Due to publications	267,000	335,000
Accounts payable and accrued expenses	(39,000)	31,000
Deferred revenue and customer deposits	29,000	22,000

Net cash provided by (used in) operating activities	(256,000)	150,000

Cash flows from investing activities:
Additions to capitalized and purchased software	(3,000)	(5,000)
Purchase of property, equipment and intangible assets	(17,000)	(6,000)
Repayment of officer note receivable	2,000	2,000

Net cash used in investing activities	(18,000)	(9,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,507,000
Proceeds from exercise of options and warrants	361,000	94,000
Principal repayments on capital leases	(1,000)	(1,000)

Net cash provided by financing activities	360,000	1,600,000

Net increase in cash and cash equivalents	86,000	1,741,000
Cash and cash equivalents at beginning of period	2,545,000	1,338,000

Cash and cash equivalents at end of period	$2,631,000	$3,079,000

Supplemental cash flow disclosure:

Taxes paid	$12,000	$12,000

Interest paid	$2,000	$1,000
The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Notes to Consolidated Financial Statements
1.	General

The interim financial statements for AdStar, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its required minimum level of operations. At March 31, 2007, the Company’s accumulated deficit was $21,394,000, resulting from recurring net losses. For the years ended December 2005 and 2006, the net losses were $1,090,000 and $1,393,000 respectively, and for the three months ended March 31, 2006 and 2007, the net losses were $468,000 and $998,000 respectively. The 2006 and 2007 net losses were principally attributable to business development activities. At March 31, 2007, the Company had working capital of $1,120,000 compared to $1,100,000 at December 31, 2006.

Revenues for the three month period ended March 31, 2007 have increased to $1,365,000 from $1,274,000 in the prior year. While the Company is currently adding customers and revenues, such increases in revenues may be mitigated by losses of certain revenues from customers who elect to utilize other applications for processing their web-based advertising placements.

The Company may continue to incur losses until it is able to increase revenues significantly from fees derived from its advertising and payment processing services. Although there can be no assurance, Company management believes that the cash on hand of $2,631,000 at March 31, 2007, along with expected increases in cash flows from operations, will be sufficient to meet its anticipated working capital needs through at least March 31, 2008. Cash flows from operations are anticipated to increase as a result of an expected increase in revenues.

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

The Company generally contracts with individual publication customers for its services, however, a number of publication customers fall under common enterprise ownership. For the three months ended March 31, 2007 three groups of customers, under common ownership, accounted for 20% and 11% and 11% of the Company’s revenues, as compared to 19% and 13%, respectively, in the prior year. At March 31, 2007, three groups of customers, under common ownership, accounted for 21%, 12% and 16% of the Company’s accounts receivable, respectively.

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

For the three months ended March 31, 2007 and March 31, 2006 the weighted average shares outstanding as used in the calculation of diluted loss per share does not include options and warrants to purchase 2,485,583 and 2,547,617 shares of common stock, respectively, as their inclusion would be antidilutive.

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

Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which often approximates the vesting period.

The adoption of SFAS 123(R) had a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 4 for further information regarding stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense.

3.	Common Stock

On February 16, 2006, the Company entered into a Securities Purchase Agreement to sell to a single accredited institutional investor one million (1,000,000) shares of its Common Stock at an aggregate purchase price of $1,650,000. The Company received the proceeds of the sale on February 17, 2006. Pursuant to the agreement, and a Registration Rights Agreement entered into on the same date, the Company filed a registration statement covering the resale of those shares on April 7, 2006, and caused the registration statement to be effective on May 18, 2006. The Company paid the placement agent a cash placement fee of 5½ % of the amount raised, and warrants, exercisable for three years, to purchase 25,000 shares of its Common Stock at a price of $4.00 per share. Net proceeds from the sale were $1,440,000. The issuance was acquired for investment by an accredited investor and was issued without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided under sections 4(6) and 4(2) thereof and the exemption provided by Regulation D.

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

The Plans provide for issuance of nonqualified and incentive stock options to officers, key employees, consultants and non-employee directors to the Company. Each nonqualified stock option shall have an exercise price not less than 100% of the fair value of the Common Stock on the date of grant, unless as otherwise determined by the committee that administers the Plans. Incentive stock options shall have an exercise price equal to or greater than the fair value of the Common Stock on the date of grant provided that incentive stock option granted to a 10% holder of the Company’s voting stock shall have an exercise price equal to or greater than 110% of the fair market value of the Common Stock on the date of grant. Each option generally has a term of five years from the date of grant unless otherwise determined by the committee that administers the Plans. Option vesting periods are generally three years, and have five-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

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

As of March 31, 2007, there was $366,000 of unrecognized compensation cost, net of forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately three years. At March 31, 2007, there were 738,000 shares available for future grants under the Plans.

The assumptions used to value option grants for the three months ended March 31, 2007 are as follows:

Risk-free interest rate	4.69%
Expected lives (years)	3.5
Dividend yield	0.0%
Expected volatility	77.06%
During the three months ended March 31, 2007, the Company issued 236,000 options to its employees and 250,000 options to a consultant in connection with services to be rendered, amortized over the service period. Total stock-based compensation recognized on the Company’s consolidated statement of operations for the quarter ended March 31, 2007 is $330,000.

The following table summarizes all stock option activity for the three months ended March 31, 2007 and includes all options currently outstanding under the Plans and 530,000 non-qualified options issued outside the Plans.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)
Outstanding at December 31, 2006	2,209,844	$1.80
Granted	486,000	2.32
Exercised	(545,597)	.63
Forfeited	(5,000)	1.05

Outstanding at March 31, 2007	2,145,247	$2.21	3.84	$881

Options exercisable at March 31, 2007	1,604,918	$2.24	3.98	$708

The following table summarizes information about stock options outstanding at March 31, 2007:

				Options Exercisable at
	Options Outstanding at March 31, 2007			March 31, 2007
		Weighted Average	Weighted
	Number of	Remaining	Average	Number of	Weighted
Range of	Shares	Contractual Life	Exercise	Shares	Average
Exercise Price	Outstanding	(years)	Price	Exercisable	Exercise Price
$0.01 - $0.99	226,590	3.21	$0.80	160,592	$0.76
$1.00 - $1.99	396,656	3.58	$1.36	391,324	$1.35
$2.00 - $2.99	1,072,001	4.12	$2.40	603,002	$2.45
$3.00 - $4.50	450,000	3.73	$3.25	450,000	$3.25

	2,145,247			1,604,918

Aggregate Intrinsic value	$881,000			$708,000

     During the quarter ended March 31, 2007, 545,597 stock options were exercised, with net cash receipts of $347,000. The total intrinsic value of options exercised during the quarter ended March 31, 2007 was $1,015,000.

Warrants
In connection with a contract agreement with Nokia Corporation, fully-vested warrants were granted on February 13, 2007 to purchase 100,000 shares of the Company’s common stock at a price of $2.45 with a ten year life. The company recognized the cost of these warrants in the amount of $216,000. The warrants were granted in connection with a contract with Nokia Corporation to develop a pilot program for processing advertisements placed on cellular phones. During the quarter ended March 31, 2007, 20,000 warrants were exercised, with net cash receipts of $15,000.
The following table summarizes activity for the three months ended March 31, 2007.

		Weighted
		Average Exercise
	Shares	Price
Outstanding at December 31, 2006	261,134	$2.60

Issued	100,000	2.45
Exercised	(20,000)	0.75
Forfeited	(798)	0.75

Outstanding at March 31, 2007	340,336	$2.67

Warrants exercisable at March 31, 2007	340,336	$2.67
The following table summarizes the outstanding warrants, all of which are currently exercisable, to purchase Common Stock at March 31, 2007:

Number	Exercise Price	Expiration Date
15,336	$1.87	March 2009
120,000	$2.58	April 2011
80,000	$2.80	April 2011
25,000	$4.00	February 2009
100,000	$2.45	February 2017

Item 2. Management’s discussion and analysis or plan of operation
Results of Operations
The following table sets forth the results of operations expressed as a percentage of net revenues.

	Three Months Ended
	March 31,
	2007	2006
ASP, net	34%	37%
Licensing and software	46%	47%
Customization and other	20%	16%

Net revenues	100%	100%
Cost of revenues	42%	41%

Gross Profit	58%	59%

General and administrative expense	41%	38%
Product maintenance and development costs	23%	19%
Selling and marketing expense	65%	38%
Amortization of customer list	2%	2%

Income (loss) from operations	(73%)	(37%)
Interest income	—	—
Interest expense	—	—

Loss before taxes	(73%)	(37%)
Provision for taxes	—	—

Net loss	(73%)	(37%)

Three month periods ended March 31, 2007 and 2006
Revenues
     Net revenues for the three months ended March 31, 2007 increased to $1,365,000 from $1,274,000 during the three months ended March 31, 2006, a net increase of $91,000. The net revenues for 2007 increased by $28,000 in Licensing and Software revenues and $74,000 in Customization & Other revenues; offset by a decrease of $11,000 in ASP revenues.
     The increase in Licensing and Software revenues is primarily due to increased software license upgrade sales on our payment processing software. The increase in Customization & Other Revenues is due to more customization projects in 2007, as compared to 2006, primarily for interfaces to new software systems adopted by certain customers for their publishing; and to revenues from the development of prototypes for cellular device advertising. The overall decrease in ASP revenues during the 2007 three month period is primarily due to one-time revenues from payment processing fees in 2006 that did not recur in 2007, resulting in a $23,000 decrease; offset by an increase in ASP transaction and hosting revenues of $12,000 in 2007, as compared to the prior year.

Cost of revenues
     Cost of revenues consists primarily of the costs to customize and install software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs.
     Cost of revenues increased to $579,000 in the three months ended March 31, 2007 from $520,000 during the three months ended March 31, 2006, a net increase of $59,000 or 11%. Our gross profit margin for the three months ended March 31, 2007 decreased to 58% from 59% in 2006. The increase in costs during the 2007 three month period, when compared to the prior year period, is primarily due to labor costs associated with installation projects and customer support, which increased by $63,000 in 2007, and an increase in stock option compensation expense of $33,000. Cost of revenue increases were offset by a decrease in amortization of capitalized software development costs and depreciation of $27,000, as compared to the prior year period, and a decrease in facilities and insurance costs of $10,000.
General and administrative expense
     General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $563,000 during the three months ended March 31, 2007 from $479,000 during the three months ended March 31, 2006, a net increase of $84,000 or 18%. The increase in 2007 is primarily due higher stock compensation expense in the quarter ended March 31, 2007, an increase of $109,000 over the prior year. Office facilities costs increased by $24,000 in the 2007 quarter, over the prior year. Such increases were offset by a decrease in professional fees of $38,000 and a decrease in compensation costs of $11,000 during the 2007 quarter, over the prior year
     We believe that our existing executive staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future. However, the impact of complying with and maintaining compliance with Sarbanes-Oxley provisions has not been fully analyzed at this time and may require the addition of personnel and/or systems to adequately meet the requirements.
Selling and marketing expenses
     Selling and marketing expenses consist primarily of direct charges for advertising, sales promotion, marketing and trade shows, as well as the cost of business development. Selling and marketing costs increased to $885,000 in the three months ended March 31, 2007 from $484,000 in 2006, a net increase of $401,000 or 83%. The increase during the quarter, as compared to the prior year, is primarily due to increases in compensation and travel costs of $212,000; an increase in stock compensation expense of $262,000; an increase in legal fees in connection with the development of a contract, of $29,000; and an increase in allocated facilities costs of $7,000. Such increases were offset by a decrease in advertising and trade show costs of $109,000 in the 2007 quarter, over the prior year. Stock compensation expense includes the cost of warrants issued to the Nokia Corporation, in connection with a contract, in the amount of $216,000. The warrants were issued to Nokia Corporation in connection with a agreement to develop a pilot program for placing advertisements on cellular phones.
     During 2007, we conducted significant business development activities with the general purpose of expanding the scope of our service offerings to various digital media publishers who are developing advertising channels in connection with their content, and to international expansion of our services. We also conducted enterprise-level marketing activities, designed to encompass multiple publishers. The incremental costs of business development activities, designed to expand our services beyond our existing web-based ad sales and payment processing services, was approximately $672,000 during the quarter ended March 31, 2007, including $309,000 of stock compensation expense. We believe that these costs have resulted in a number of potential partnership or joint venture opportunities for our Company.

Product maintenance and development costs
     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design the required technical infrastructure, and to perform other general routine fixes. The costs consist primarily of personnel-related expenses for technical and design functions including outside consultants. Product maintenance and development expenses increased to $319,000 during the three months ended March 31, 2007 from $237,000 during the prior year, a net increase of $82,000. The increase in 2007, as compared to the 2006 period, is primarily due to an increase in stock compensation expense of $72,000 and an increase in compensation related costs of $23,000; offset by a decrease in facilities costs of $13,000.
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
Liquidity and Capital Resources
     At March 31, 2007, we had an accumulated deficit of $21,394,000. We have incurred significant recurring net losses. For the years ended December 2005 and 2006, the net losses were $1,090,000 and $1,393,000 respectively, and for the three months ended March 31, 2006 and 2007, the net losses were $468,000 and $998,000 respectively. The 2006 and 2007 net losses were principally attributable to business development activities. We anticipate that we will continue to incur losses until we are able to increase revenues significantly from fees for advertising placement using our ASP and payment processing services.
     Although there can be no assurance, we believe that the cash on hand of $2,631,000 at March 31, 2007 will be sufficient to meet our anticipated working capital needs through at least March 31, 2008. In addition, we will continue to seek additional financings as needed.
     We believe that we are in a position to take advantage of strategic acquisitions and revenue sharing arrangements and we are actively seeking such arrangements. We are optimistic that our growing ASP business will continue to be accepted in the marketplace. However, our ability to sell ASP business products and service offerings during the current year may be hampered by the current unstable climate in the advertising market relating to newspaper publishers and state of the economy in general. These factors, coupled with possible competition from other vendors, the extended selling cycle in our industry, and customer delays in customization and implementations, could delay our ability to increase revenues to a level sufficient to cover our expenses. There is no assurance that we will be successful with our operating plan and, if events and circumstances occur such that we do not meet our plan as expected, and we are unable to raise additional financing, we may be required to further reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve intended business objectives.
     We have historically financed our business through a combination of cash generated from services rendered and debt and equity financings. At March 31, 2007, we had working capital of $1,120,000 compared to working capital of $1,100,000 at December 31, 2006, a $20,000 improvement. The improvement in working capital is primarily a result of the exercise of 565,597 stock options and warrants during the quarter ended March 31, 2007, for net proceeds of $361,000.
     As of March 31, 2007, we had cash and cash equivalents of approximately $2,631,000 compared to $2,545,000 as of December 31, 2006, a net increase of $87,000. The net increase in cash and cash equivalents was the result of $360,000 provided by financing activities; offset by $256,000 used in operating activities and $18,000 used in investing activities.
     Net cash used in operations during the quarter ended March 31, 2007 was approximately $256,000 compared with $150,000 provided by operations during the quarter March 31, 2006. Due to the timing of billing and cash receipts on significant one-time projects, the cash collections on accounts receivable were $193,000 lower than revenues in 2007, as compared to $29,000 cash provided by accounts receivable collections in 2006. The increased cash used in operations during 2007 was also impacted by the increased loss in the 2007 period, as compared to the prior year.
     Net cash used in investing activities was $18,000 during the quarter ended March 31, 2007 compared with $9,000 during the prior year period. The increase of $9,000 is primarily the result of increased spending on capitalized and purchased software.
     Net cash provided by financing activities was $360,000 during the quarter ended March 31, 2007 compared with $1,600,000 during the prior year period. In 2006, we sold one million (1,000,000) shares of our Common Stock for net proceeds of $1,507,000 during the quarter. Net proceeds from the exercise of stock options and warrants were $361,000 in the quarter ended March 31, 2007, as compared to $94,000 in the prior year period.
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
     AdStar believes there have been no significant changes, during the three month period ended March 31, 2007, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Financial Condition and Results of Operations in their Annual Report on Form 10-KSB for the year ended December 31, 2006.
New accounting pronouncements
     In June, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of January 1, 2007 and the adoption did not have a material impact on our consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.
     Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. For the three months ended March 31, 2007 and 2006, we did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The application of SFAS 157 has not had a material effect on our results of operations and financial position.
Contractual Obligations, Commitments and Contingencies
     We have contractual obligations and commitments primarily with regards to employment agreements for three of our current executives, certain non-cancelable operating lease obligations for office space, and a capital lease obligation for office equipment and furnishings.
     The following table aggregates our expected contractual obligations and commitments subsequent to March 31, 2007:

						Interest on
Contractual						Capital
Obligations	2008	2009	2010	2011	2012	Leases	Total
Employment agreements	$586,000	$404,000	$405,000	$303,000	$—	$—	$1,698,000
Operating lease commitments	189,000	202,000	123,000	67,000	38,000	—	619,000
Capital lease commitments	10,000	10,000	10,000	10,000	11,000	(9,000)	32,000

	$785,000	$616,000	$538,000	$380,000	$39,000	$(9,000)	$2,349,000

Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
AdStar’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of AdStar’s “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, AdStar’s disclosure controls and procedures are effective to ensure that information required to be disclosed by them in the reports that they file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to their management, including the Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting.
There were no changes in AdStar’s internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, AdStar’s internal control over financial reporting.

PART II – OTHER INFORMATION
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

AdStar, Inc. (Registrant)
Date: May 15, 2007	/s/ Leslie Bernhard
Leslie Bernhard
President and Chief Executive Officer

Date: May 15, 2007	/s/ James Linesch
James Linesch
Chief Financial Officer (Principal Financial Officer)