Form 10QSB
period 2007-06-30
ADSTAR INC
filed 2007-08-14
CIK 1091599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2007, the issuer had a total of 20,209,648 shares of Common Stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☑

ADSTAR, INC. AND SUBSIDIARY
Form 10-QSB Report

Page

PART I — FINANCIAL INFORMATION

Item 1. Interim condensed consolidated financial Statements (unaudited)

Balance Sheet — June 30, 2007	3

Statements of Operations for the three and six month periods ended June 30, 2007 and 2006	4

Statements of Cash Flows for the six month periods ended June 30, 2007 and 2006	5

Notes to Interim Financial Statements	6

Item 2. Management’s discussion and analysis or plan of operation	11

Item 3. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 6. Exhibits	18

Signatures	19
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
AdStar, Inc. and Subsidiary
Consolidated Balance Sheet
As of June 30, 2007 (unaudited)

Assets

Current assets:
Cash and cash equivalents	$2,528,000
Accounts receivable, net of allowance for doubtful accounts of $78,000	506,000
Notes receivable from officers — current portion	9,000
Prepaid and other current assets	180,000

Total current assets	3,223,000

Notes receivable from officers, net of current portion	202,000
Property and equipment, net	121,000
Capitalized and purchased software, net	427,000
Intangible assets, net	1,177,000
Goodwill	2,132,000
Other assets	42,000

Total assets	$7,324,000

Liabilities and Stockholders’ Equity

Current liabilities:
Due to publications	$1,654,000
Accounts payable and accrued expenses	684,000
Deferred revenue and customer deposits — current portion	195,000
Capital lease obligations — current portion	6,000

Total current liabilities	2,539,000
Deferred revenues, net of current portion	25,000

Capital lease obligations, net of current portion	24,000

Total liabilities	2,588,000

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, par value $0.0001; authorized 5,000,000 shares; 0 issued	—

Common Stock, par value $0.0001; authorized 40,000,000 shares; 20,209,648 issued	2,000
Additional paid-in capital	26,826,000
Treasury stock; 67,796 shares	(68,000)
Accumulated deficit	(22,024,000)

Total stockholders’ equity	4,736,000

Total liabilities and stockholders’ equity	$7,324,000

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three and Six Months
Ended June 30, 2007 and 2006 (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
ASP, net	$492,000	$496,000	$951,000	$967,000
Licensing and software	554,000	599,000	1,188,000	1,204,000
Customization and other	122,000	146,000	394,000	344,000

Net revenues	1,168,000	1,241,000	2,533,000	2,515,000

Total cost of revenues	528,000	560,000	1,107,000	1,081,000

Gross profit	640,000	681,000	1,426,000	1,434,000

General and administrative expense	518,000	378,000	1,082,000	856,000
Product maintenance and development costs	286,000	181,000	604,000	418,000
Selling and marketing expense	468,000	283,000	1,353,000	768,000
Amortization of customer list	22,000	22,000	44,000	44,000

Loss from operations	(654,000)	(183,000)	(1,657,000)	(652,000)

Interest income	28,000	3,000	38,000	7,000
Interest expense	(1,000)	(1,000)	(3,000)	(2,000)

Loss before income taxes	(627,000)	(181,000)	(1,622,000)	(647,000)

Provision for income taxes	3,000	5,000	6,000	7,000

Net loss applicable to common stockholders	$(630,000)	$(186,000)	$(1,628,000)	$(654,000)

Loss per share — basic and diluted	$(0.03)	$(0.01)	$(0.08)	$(0.03)
Weighted average number of shares — basic and diluted	20,208,714	19,523,846	20,169,644	19,128,392
The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months
Ended June 30, 2007 and 2006 (unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(1,628,000)	$(654,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	259,000	311,000
Stock based charges	633,000	134,000
Bad debt provision	(10,000)	3,000
Loss on disposal of equipment	7,000	—
Changes in assets and liabilities:
Accounts receivable	(24,000)	(7,000)
Prepaids and other assets	17,000	(62,000)
Due to publications	473,000	610,000
Accounts payable and accrued expenses	14,000	(122,000)
Deferred revenue and customer deposits	(85,000)	(31,000)

Net cash provided by (used in) operating activities	(344,000)	182,000

Cash flows from investing activities:
Additions to capitalized and purchased software	(5,000)	(8,000)
Purchase of property, equipment and intangible assets	(30,000)	(14,000)
Repayment of officer note receivable	5,000	4,000

Net cash used in investing activities	(30,000)	(18,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,442,000
Proceeds from exercise of options and warrants	360,000	256,000
Principal repayments on loans	—	(10,000)
Principal repayments on capital leases	(3,000)	(1,000)

Net cash provided by financing activities	357,000	1,687,000

Net increase (decrease) in cash and cash equivalents	(17,000)	1,851,000
Cash and cash equivalents at beginning of period	2,545,000	1,338,000

Cash and cash equivalents at end of period	$2,528,000	$3,189,000

Supplemental cash flow disclosure:

Taxes paid	$12,000	$17,000

Interest paid	$3,000	$2,000
The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Notes to Consolidated Financial Statements
1.	General

AdStar, Inc. (the “Company”) provides classified advertising technology services to publishers, primarily within the newspaper industry. Our services are provided using proprietary software that electronically connects the advertiser with the publisher. We enable professional advertising agencies, businesses and individuals to send ads to publishers electronically. This gives publishers the ability to receive classified advertising insertions directly into their sophisticated newspaper publishing systems, as well as their website or other publication channel. Our solutions are available in an application service provider (“ASP”) model whereby we contract with publishers or third parties to design, implement, host, and manage the on-line ad-taking capabilities of their websites. We provide all the technical and application expertise, customer support, and security measures that are needed to connect with our platform, and with the publisher system. Our services afford publishers the ability to increase revenue and reduce costs by automating the process of composing and formatting, pricing, scheduling, and electronically sending classified ads into the publishing systems. Additionally, we enable credit card payment processing for ad placement, using our proprietary EdgCapture software.

The interim financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its required minimum level of operations. At June 30, 2007, the Company’s accumulated deficit was $22,024,000, resulting from recurring net losses. For the years ended December 2005 and 2006, the net losses were $1,090,000 and $1,393,000 respectively, and for the six months ended June 30, 2006 and 2007, the net losses were $654,000 and $1,628,000 respectively. The 2006 and 2007 net losses were principally attributable to business development activities. At June 30, 2007, the Company had working capital of $684,000 compared to $1,100,000 at December 31, 2006.

Revenues for the six month period ended June 30, 2007 have increased to $2,533,000 from $2,515,000 in the prior year. While the Company is currently adding customers and revenues, such increases in revenues may be mitigated by losses of certain revenues from customers who elect to utilize other applications for processing their web-based advertising placements.

The Company may continue to incur losses until it is able to increase revenues significantly from fees derived from its advertising and payment processing services. Although there can be no assurance, Company management believes that the cash on hand of $2,528,000 at June 30, 2007, will be sufficient to meet its anticipated working capital needs through at least June 30, 2008. Cash flow uses from operations are anticipated to decrease as a result of an expected increase in revenues.

Management believes that the Company is in a position to take advantage of strategic acquisitions and revenue sharing arrangements, and is actively seeking such arrangements. The ASP business continues to be adopted by new customers in the marketplace. However, the ability to sell ASP business products and service offerings during the current year may be hampered by the current unstable climate in the advertising market relating to newspaper publishers and state of the economy in general. These factors, coupled with possible competition from other vendors, the extended selling cycle in the industry, and customer delays in customization and implementations, could delay its ability to increase revenue to a level sufficient to cover expenses. There is no assurance that management will be successful with its operating plan and, if events and circumstances occur such that they do not meet the plan as expected, and they are unable to raise additional financing; they may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

The Company generally contracts with individual publication customers for its services, however, a number of publication customers fall under common enterprise ownership. For the three months ended June 30, 2007 three groups of customers, under common ownership, accounted for 17%, 14% and 12% of the Company’s revenues. For the six months ended June 30, 2007 three groups of customers, under common ownership, accounted for 18%, 12% and 12% of the Company’s revenues. At June 30, 2007, three groups of customers, under common ownership, accounted for 20%, 17% and 9% of the Company’s accounts receivable, respectively.
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
For the periods ended June 30, 2007 and June 30, 2006 the weighted average shares outstanding as used in the calculation of diluted loss per share does not include options and warrants to purchase 2,674,583 and 2,332,617 shares of common stock, respectively, as their inclusion would be antidilutive.
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
The adoption of SFAS 123(R) had a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 4 for further information regarding stock-based compensation assumptions and expenses.
3.	Stock Based Compensation

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

As of June 30, 2007, there was $360,000 of unrecognized compensation cost, net of forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately three years. At June 30, 2007, there were 544,000 shares available for future grants under the Plans.

The assumptions used to value option grants are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Risk-free interest rate	4.6%	4.5%
Expected lives (years)	5.0	3.3
Dividend yield	0.0%	0.0%
Expected volatility	83.2%	74.6%
During the three and six months ended June 30, 2007, the Company issued 244,000 and 465,000 options to its employees, respectively; and during the six months ended June 30, 2007 265,000 options were granted to consultants in connection with services to be rendered, amortized over the service period. Total stock-based compensation recognized on the Company’s consolidated statement of operations for the quarter ended June 30, 2007 is $87,000, and for the six months ended June 30, 2007 is $417,000.
During the three and six months ended June 30, 2007, 5,000 and 550,597 stock options were exercised, with net cash receipts of $5,000 and $345,000, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $6,000 and $882,000, respectively.
The following table summarizes all stock option activity for the six months ended June 30, 2007 and includes all options currently outstanding under the Plans and 530,000 non-qualified options issued outside the Plans.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)
Outstanding at December 31, 2006	2,209,844	$1.80
Granted	730,000	2.06
Exercised	(550,597)	.64
Forfeited	(55,000)	1.92

Outstanding at June 30, 2007	2,334,247	$2.15	3.93	$134

Options exercisable at June 30, 2007	1,646,084	$2.23	3.50	$193

The following table summarizes information about stock options outstanding at June 30, 2007:

				Options Exercisable at
	Options Outstanding at June 30, 2007			June 30, 2007
		Weighted Average	Weighted
	Number of	Remaining	Average	Number of	Weighted
	Shares	Contractual Life	Exercise	Shares	Average
Range of Exercise Price	Outstanding	(years)	Price	Exercisable	Exercise Price

$0.01 — $0.99	226,590	2.96	$0.80	172,925	$0.77
$1.00 — $1.99	630,656	4.75	$1.42	387,657	$1.36
$2.00 — $2.99	1,027,001	3.95	$2.41	635,502	$2.44
$3.00 — $4.50	450,000	3.48	$3.25	450,000	$3.25

	2,334,247			1,646,084

Aggregate Intrinsic value				$193,000

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
During the six months ended June 30, 2007, 20,000 warrants were exercised, with net cash receipts of $15,000. There were no warrants exercised during the three months ended June 30, 2007.
     The following table summarizes activity for the six months ended June 30, 2007.

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2006	261,134	$2.60

Issued	100,000	2.45
Exercised	(20,000)	0.75
Forfeited	(798)	0.75

Outstanding at June 30, 2007	340,336	$2.67

Warrants exercisable at June 30, 2007	340,336	$2.67
The following table summarizes the outstanding warrants, all of which are currently exercisable, to purchase Common Stock at June 30, 2007:

Number	Exercise Price	Expiration Date
15,336	$1.87	March 2009
120,000	$2.58	April 2011
80,000	$2.80	April 2011
25,000	$4.00	February 2009
100,000	$2.45	February 2017

Item 2. Management’s discussion and analysis or plan of operation
Results of Operations
The following table sets forth the results of operations expressed as a percentage of net revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
ASP, net	42%	40%	38%	38%
Licensing and software	47%	48%	47%	48%
Customization and other	10%	12%	16%	14%

Net revenues	100%	100%	100%	100%
Cost of revenues	45%	45%	44%	43%

Gross Profit	55%	55%	56%	57%

General and administrative expense	44%	30%	43%	34%
Product maintenance and development costs	24%	15%	24%	17%
Selling and marketing expense	40%	23%	53%	31%
Amortization of customer list	2%	2%	2%	2%

Income (loss) from operations	(56%)	(15%)	(65%)	(26%)
Interest income	2%	—	2%	—
Interest expense	—	—	—	—

Loss before taxes	(54%)	(15%)	(64%)	(26%)
Provision for taxes	—	—	—	—

Net loss	(54%)	(15%)	(64%)	(26%)

Business development costs
     During 2007, we have conducted significant business development activities with the general purpose of expanding the scope of our service offerings to include mobile advertising and to address the needs of other digital media publishers who are developing advertising channels in connection with their content, as well as the expansion of our international services. We also conducted enterprise-level marketing activities, designed to encompass multiple publishers. The incremental direct costs of business development activities, designed to expand our services beyond our existing web-based ad sales and payment processing services, was approximately $300,000 during the quarter ended June 30, 2007 and approximately $950,000 during the six months ended June 30, 2007, which includes $313,000 of stock compensation expense. Such expenses were primarily for compensation and travel expenses related to marketing, project management, technical employees and consultants. Additionally, we utilized a significant portion of our permanent technical and management resources to develop prototypes, product demonstrations and general business development. These costs were not directly related to the revenues earned during the three and six month periods ended June 30, 2007. We believe that these costs have resulted in a number of potential customer, partnership or joint venture opportunities for our company.

Three month periods ended June 30, 2007 and 2006
Revenues
     Net revenues for the three months ended June 30, 2007 decreased to $1,168,000 from $1,241,000 during the three months ended June 30, 2006, a net decrease of $73,000. The net revenues for 2007 decreased by $45,000 in Licensing and Software revenues, $24,000 in Customization & Other revenues, and $4,000 in ASP revenues.
     The decrease in Licensing and Software revenues is primarily due to decreased software license upgrade sales on our payment processing software. The decrease in Customization & Other Revenues is due to less customization projects in 2007, as compared to 2006.
Cost of revenues
     Cost of revenues consists primarily of the costs to customize and install software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs.
     Cost of revenues decreased to $528,000 in the three months ended June 30, 2007 from $560,000 during the three months ended June 30, 2006, a net decrease of $32,000 or 6%. Our gross profit margin for the three months ended June 30, 2007 remained constant at 55% compared to the same period in 2006. The decrease in costs during the 2007 three month period, when compared to the same prior year period, is primarily due to decreased amortization of capitalized software development costs and depreciation of $28,000 and a decrease in facilities and insurance costs of $28,000. Such decreases were offset by an increase in labor costs associated with installation projects and customer support, of $24,000.
General and administrative expense
     General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $518,000 during the three months ended June 30, 2007 from $378,000 during the three months ended June 30, 2006, a net increase of $140,000 or 37%. The increase in 2007 is primarily due higher stock compensation expense in the quarter ended June 30, 2007, an increase of $59,000 over the same prior year period; and to an increase in professional fees of $50,000, an increase in office facilities costs of $17,000, and an increase in compensation costs of $14,000 during the 2007 quarter, over the same prior year period.
     We believe that our existing executive staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future. However, the impact of complying with and maintaining compliance with Sarbanes-Oxley provisions has not been fully analyzed at this time and may require the addition of personnel and/or systems to adequately meet the requirements. We have hired a consultant to assist in documenting and testing our internal controls, so that we can maintain full compliance with current provisions relating to Sarbanes-Oxley, which will increase our professional fees in the future.
Selling and marketing expenses
     Selling and marketing expenses consist primarily of direct charges for advertising, sales promotion, marketing and trade shows, as well as the cost of business development. Selling and marketing costs increased to $468,000 in the three months ended June 30, 2007 from $283,000 for the same period in 2006, a net increase of $185,000 or 65%. The increase during the quarter, as compared to the same prior year period, is primarily due to increases in compensation and travel costs of $196,000 and an increase in advertising and trade show costs of $29,000; which were offset by a decrease in stock compensation expense of $40,000 in the 2007 quarter, over the same prior year period.
Product maintenance and development costs
     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design the required technical infrastructure, and to perform other general routine fixes. Our development activities have also included the development of prototypes for new service offerings. The costs consist primarily of personnel-related expenses for technical and design functions including outside consultants. Product maintenance and development expenses increased to $286,000 during the three months ended June 30, 2007 from $181,000 during the same prior year period, a net increase of $105,000. The increase in 2007, as compared to the same 2006 period, is primarily due to an increase in compensation related costs of $105,000.
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
Provision for Income Taxes
     The provision for income taxes is comprised primarily of state taxes. Federal income taxes are consolidated and we are currently in a loss carry-forward position for federal income taxes, due to the operating losses incurred through December 31, 2006. The federal net operating loss carry-forward balance as of June 30, 2007 was approximately $20.1 million. The net operating loss carry-forward is available to offset future taxable income through 2026. Some of the losses begin to expire in 2018.
Six month periods ended June 30, 2007 and 2006
Revenues
     Net revenues for the six months ended June 30, 2007 increased to $2,533,000 from $2,515,000 during the six months ended June 30, 2006, a net increase of $18,000. The net revenues for 2007 increased by $50,000 in Customization & Other revenues; offset by a decrease in Licensing and Software revenues of $16,000 and $16,000 in ASP revenues.
     The increase in Customization & Other Revenues is due to more customization projects in 2007, as compared to 2006, primarily for interfaces to new software systems adopted by certain customers for their publishing; and to revenues from the development of prototypes for cellular device advertising. The decrease in Licensing and Software revenues is primarily due to decreased software license upgrade sales on our payment processing software, in 2007 as compared to the same prior year period. The decrease in ASP revenues during the 2007 six month period is primarily due to a lower volume of transactions from a few publications.
Cost of revenues
     Cost of revenues consists primarily of the costs to customize and install software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs.
     Cost of revenues increased to $1,107,000 in the six months ended June 30, 2007 from $1,081,000 during the six months ended June 30, 2006, a net increase of $26,000 or 2%. Our gross profit margin for the six months ended June 30, 2007 decreased to 56% from 57% in 2006. The increase in costs during the 2007 six month period, when compared to the prior year period, is primarily due to labor costs associated with installation projects and customer support, which increased by $91,000 in 2007, and an increase in stock option compensation expense of $29,000. Cost of revenue increases were offset by a decrease in amortization of capitalized software development costs and depreciation of $55,000, as compared to the same prior year period, and a decrease in facilities and insurance costs of $39,000.
General and administrative expense
     General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $1,082,000 during the six months ended June 30, 2007 from $856,000 during the six months ended June 30, 2006, a net increase of $226,000 or 26%. The increase in 2007 is primarily due higher stock compensation expense in the period ended June 30, 2007, an increase of $168,000 over the same prior year period. Office facilities costs increased $40,000, and professional fees and compensation costs increased $18,000, in the 2007 period over the same prior year period.
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
Selling and marketing expenses
     Selling and marketing expenses consist primarily of direct charges for advertising, sales promotion, marketing and trade shows, as well as the cost of business development. Selling and marketing costs increased to $1,353,000 in the six months ended June 30, 2007 from $768,000 in the same period in 2006, a net increase of $585,000 or 76%. The increase during the 2007 period, as compared to the same prior year period, is primarily due to increases in compensation, travel and facilities costs of $454,000 and an increase in stock compensation expense of $203,000; offset by a decrease in advertising and trade show costs of $72,000 in the 2007 period, over the same prior year period. Stock compensation expense includes the cost of warrants issued to the Nokia Corporation, in connection with a contract, in the amount of $216,000. The warrants were issued to Nokia Corporation in connection with an agreement to develop a pilot program for placing advertisements on cellular phones.
Product maintenance and development costs
     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design the required technical infrastructure, and to perform other general routine fixes. The costs consist primarily of personnel-related expenses for technical and design functions including outside consultants. Product maintenance and development expenses increased to $604,000 during the six months ended June 30, 2007 from $418,000 during the same prior year period, a net increase of $186,000. The increase in 2007, as compared to the same period in 2006, is primarily due to an increase in compensation related costs of $124,000 and an increase in stock compensation expense of $80,000, offset by a decrease in facilities costs of $18,000.
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
Liquidity and Capital Resources
     At June 30, 2007, we had an accumulated deficit of $22,024,000. We have incurred significant recurring net losses. For the years ended December 2005 and 2006, the net losses were $1,090,000 and $1,393,000 respectively, and for the six months ended June 30, 2006 and 2007, the net losses were $654,000 and $1,628,000 respectively. The 2006 and 2007 net losses were principally attributable to business development activities. We anticipate that we will continue to incur losses until we are able to increase revenues significantly from fees for advertising placement using our ASP and payment processing services.
     Although there can be no assurance, we believe that the cash on hand of $2,528,000 at June 30, 2007 will be sufficient to meet our anticipated working capital needs through at least June 30, 2008. In addition, we will continue to seek additional financings as needed.
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
     We have historically financed our business through a combination of cash generated from services rendered and debt and equity financings. At June 30, 2007, we had working capital of $684,000 compared to working capital of $1,100,000 at December 31, 2006, a $416,000 decrease. The decrease in working capital is primarily a result of losses from operations, which were offset by the exercise of 570,597 stock options and warrants during the six months ended June 30, 2007, for net proceeds of $367,000.
     As of June 30, 2007, we had cash and cash equivalents of approximately $2,528,000 compared to $2,545,000 as of December 31, 2006, a net decrease of $17,000. The net decrease in cash and cash equivalents was the result of $357,000 provided by financing activities; offset by $344,000 used in operating activities and $30,000 used in investing activities.
     Net cash used in operations during the six months ended June 30, 2007 was approximately $345,000 compared with $182,000 provided by operations during the six months ended June 30, 2006. The increased cash used in operations during 2007 was primarily due to the increased loss in the 2007 period, as compared to the same prior year period.
     Net cash used in investing activities was $30,000 during the six months ended June 30, 2007 compared with $18,000 during the same prior year period. The increase of $12,000 is primarily the result of increased purchases of equipment.
     Net cash provided by financing activities was $357,000 during the six months ended June 30, 2007 compared with $1,687,000 during the same prior year period. In 2006, we sold one million (1,000,000) shares of our Common Stock for net proceeds of $1,442,000 during the six month period. Net proceeds from the exercise of stock options and warrants were $360,000 in the six months ended June 30, 2007, as compared to $256,000 in the same prior year period.
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
     AdStar believes there have been no significant changes, during the six month period ended June 30, 2007, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Financial Condition and Results of Operations in their Annual Report on Form 10-KSB for the year ended December 31, 2006.
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
     Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. For the six months ended June 30, 2007 and 2006, we did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The application of SFAS 157 will not have a material effect on our results of operations and financial position.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS No. 115” (“FAS 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of FAS 159 on its financial position and results of operations
Contractual Obligations, Commitments and Contingencies
     We have contractual obligations and commitments primarily with regards to employment agreements for three of our current executives, certain non-cancelable operating lease obligations for office space, and a capital lease obligation for office equipment and furnishings.

     The following table aggregates our expected contractual obligations and commitments subsequent to June 30, 2007:

		Less than
Contractual Obligations	Total	1 year	1 to 3 Years	3 to 5 Years
Employment agreements	$1,597,000	$586,000	$809,000	$202,000
Operating lease commitments	739,000	252,000	398,000	89,000
Capital lease commitments	30,000	6,000	15,000	9,000

	$2,366,000	$844,000	$1,222,000	$300,000

Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
AdStar’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of AdStar’s “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, AdStar’s disclosure controls and procedures are effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to their management, including the Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting.
There were no changes in AdStar’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, AdStar’s internal control over financial reporting.

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

AdStar, Inc. (Registrant)
Date: August 14, 2007	/s/ Leslie Bernhard
Leslie Bernhard
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	/s/ James Linesch
James Linesch
Chief Financial Officer (Principal Financial Officer)