Form 10QSB
period 2007-09-30
ADSTAR INC
filed 2007-11-14
CIK 1091599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2007, the issuer had a total of 20,141,852 shares of Common Stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☑

ADSTAR, INC. AND SUBSIDIARY
Form 10-QSB Report

Page

PART I — FINANCIAL INFORMATION
Item 1. Interim condensed consolidated financial Statements (unaudited)

Balance Sheet — September 30, 2007	3

Statements of Operations for the three and nine month periods ended September 30, 2007 and 2006	4

Statements of Cash Flows for the nine month periods ended September 30, 2007 and 2006	5

Notes to Interim Financial Statements	6

Item 2. Management’s discussion and analysis or plan of operation	12

Item 3. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 6. Exhibits	19

Signatures	20
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
FORWARD-LOOKING STATEMENTS
Certain statements made in this Quarterly Report on Form 10-QSB are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein shall mean AdStar, Inc., a Delaware corporation, and subsidiary.

PART I – FINANCIAL INFORMATION
AdStar, Inc. and Subsidiary
Consolidated Balance Sheet
As of September 30, 2007 (unaudited)

Assets

Current assets:
Cash and cash equivalents	$1,929,000
Accounts receivable, net of allowance for doubtful accounts of $74,000	582,000
Notes receivable from officers — current portion	9,000
Prepaid and other current assets	148,000

Total current assets	2,668,000

Notes receivable from officers, net of current portion	200,000
Property and equipment, net	122,000
Capitalized and purchased software, net	619,000
Intangible assets, net	1,155,000
Goodwill	2,132,000
Other assets	41,000

Total assets	$6,937,000

Liabilities and Stockholders’ Equity

Current liabilities:
Due to publications	$1,818,000
Accounts payable and accrued expenses	745,000
Deferred revenue and customer deposits – current portion	147,000
Capital lease obligations – current portion	6,000

Total current liabilities	2,716,000
Deferred revenues, net of current portion	25,000
Capital lease obligations, net of current portion	22,000

Total liabilities	2,763,000

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $0.0001; authorized 5,000,000 shares; 0 issued	—
Common Stock, par value $0.0001; authorized 40,000,000 shares; 20,209,648 issued	2,000
Additional paid-in capital	26,927,000
Treasury stock; 67,796 shares	(68,000)
Accumulated deficit	(22,687,000)

Total stockholders’ equity	4,174,000

Total liabilities and stockholders’ equity	$6,937,000

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three and Nine Months
Ended September 30, 2007 and 2006 (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
ASP, net	$510,000	$496,000	$1,461,000	$1,463,000
Licensing and software	551,000	657,000	1,739,000	1,861,000
Customization and other	115,000	243,000	509,000	588,000

Net revenues	1,176,000	1,396,000	3,709,000	3,912,000

Total cost of revenues	499,000	535,000	1,606,000	1,616,000

Gross profit	677,000	861,000	2,103,000	2,296,000

General and administrative expense	597,000	440,000	1,678,000	1,296,000
Product maintenance and development costs	309,000	212,000	914,000	631,000
Selling and marketing expense	433,000	300,000	1,786,000	1,068,000
Amortization of customer list	22,000	22,000	66,000	66,000

Loss from operations	(684,000)	(113,000)	(2,341,000)	(765,000)

Interest income	25,000	3,000	63,000	10,000
Interest expense	(1,000)	(1,000)	(4,000)	(3,000)

Loss before income taxes	(660,000)	(111,000)	(2,282,000)	(758,000)

Provision for income taxes	3,000	2,000	9,000	9,000

Net loss applicable to common stockholders	$(663,000)	$(113,000)	$(2,291,000)	$(767,000)

Loss per share — basic and diluted	$(0.03)	$(0.01)	$(0.11)	$(0.04)
Weighted average number of shares — basic and diluted	20,141,852	19,471,435	20,115,329	19,199,047
The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months
Ended September 30, 2007 and 2006 (unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(2,291,000)	$(767,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	384,000	459,000
Stock based charges	735,000	210,000
Bad debt provision	(14,000)	13,000
Loss on disposal of equipment	7,000	—
Changes in assets and liabilities:
Accounts receivable	(96,000)	(253,000)
Prepaids and other assets	50,000	(63,000)
Due to publications	637,000	319,000
Accounts payable and accrued expenses	75,000	(121,000)
Deferred revenue and customer deposits	(133,000)	26,000

Net cash used in operating activities	(646,000)	(177,000)

Cash flows from investing activities:
Additions to capitalized and purchased software	(286,000)	(12,000)
Purchase of property, equipment and intangible assets	(45,000)	(27,000)
Repayment of officer note receivable	7,000	6,000

Net cash used in investing activities	(324,000)	(33,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,440,000
Proceeds from exercise of options and warrants	359,000	256,000
Principal repayments on loans	—	(10,000)
Principal repayments on capital leases	(5,000)	(3,000)

Net cash provided by financing activities	354,000	1,683,000

Net (decrease) increase in cash and cash equivalents	(616,000)	1,473,000
Cash and cash equivalents at beginning of period	2,545,000	1,338,000

Cash and cash equivalents at end of period	$1,929,000	$2,811,000

Supplemental cash flow disclosure:

Taxes paid	$17,000	$21,000

Interest paid	$4,000	$3,000
The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Notes to Consolidated Financial Statements
1.	General
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
The interim financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its required minimum level of operations. At September 30, 2007, the Company’s accumulated deficit was $22,687,000, resulting from recurring net losses. For the years ended December 2005 and 2006, the net losses were $1,090,000 and $1,393,000 respectively, and for the nine months ended September 30, 2006 and 2007, the net losses were $767,000 and $2,291,000 respectively. The 2006 and 2007 net losses were principally attributable to business development activities. At September 30, 2007, the Company had a working capital deficit of $48,000, compared to working capital of $1,100,000 at December 31, 2006.
Revenues for the nine month period ended September 30, 2007 have decreased to $3,709,000 from $3,912,000 in the prior year. While the Company is currently adding customers and revenues, such increases in revenues may be mitigated by losses of certain revenues from customers who elect to utilize other applications for processing their web-based advertising placements. Company management has become aware that one of its largest customer publications, representing approximately 12% of its revenues in 2007, may convert to an in-house system for its web-based ad intake sometime in the future. A timetable for this conversion has not been established and the Company has not received notification of a change.
The Company may continue to incur losses until it is able to increase revenues significantly from fees derived from its advertising intake and payment processing services. Operational cash expenditures are anticipated to decrease as a result of cost cutting strategies, including a reduction in staff during the fourth quarter of 2007. The ASP business continues to be adopted by new customers in the marketplace. However, the ability to increase revenues from ASP service offerings during the next 12 months may be hampered by the current unstable climate in the advertising market relating to newspaper publishers and state of the economy in general. These factors, coupled with possible competition from other vendors, the extended selling cycle in the industry, and customer delays in customization and implementations, could delay its ability to increase revenue to a level sufficient to cover expenses.
The continuation of AdStar’s business is dependent upon achieving a break even or profitable level of operations or on obtaining further financing. To the extent that funds generated from operations are insufficient, the Company will have to raise additional working capital from private placements, public offerings and/or bank financing. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.
These conditions raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
The Company generally contracts with individual publication customers for its services, however, a number of publication customers fall under common enterprise ownership. For the three months ended September 30, 2007, three groups of customers, under common ownership, accounted for 15%, 13% and 13% of the Company’s revenues. For the nine months ended September 30, 2007, three groups of customers, under common ownership, accounted for 17%, 12% and 12% of the Company’s revenues. At September 30, 2007, three groups of customers, under common ownership, accounted for 16%, 13% and 11% of the Company’s accounts receivable, respectively.
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
For the periods ended September 30, 2007 and September 30, 2006 the weighted average shares outstanding as used in the calculation of diluted loss per share does not include options and warrants to purchase 2,678,583 and 2,376,798 shares of common stock, respectively, as their inclusion would be antidilutive.
Accounting for Stock-Based Compensation

During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123(R)”, “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”
Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which often approximates the vesting period.
The adoption of SFAS 123(R) had a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 3 for further information regarding stock-based compensation assumptions and expenses.
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
The Plans provide for issuance of nonqualified and incentive stock options to officers, key employees, consultants and non-employee directors of the Company. Each nonqualified stock option shall have an exercise price not less than 100% of the fair value of the Common Stock on the date of grant, unless as otherwise determined by the committee that administers the Plans. Incentive stock options shall have an exercise price equal to or greater than the fair value of the Common Stock on the date of grant provided that incentive stock option granted to a 10% holder of the Company’s voting stock shall have an exercise price equal to or greater than 110% of the fair market value of the Common Stock on the date of grant. Each option generally has a term of five years from the date of grant unless otherwise determined by the committee that administers the Plans. Option vesting periods are generally three years, and have five-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plans).
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
As of September 30, 2007, there was $277,000 of unrecognized compensation cost, net of forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately three years. At September 30, 2007, there were 540,000 shares available for future grants under the Plans.
The assumptions used to value option grants are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Risk-free interest rate	5.0%	4.7%
Expected lives (years)	3.5	4.0
Dividend yield	0.0%	0.0%
Expected volatility	74.9%	76.2%
During the three and nine months ended September 30, 2007, the Company issued 30,000 and 495,000 options to its employees, respectively; and during the nine months ended September 30, 2007 265,000 options were granted to consultants in connection with services to be rendered, amortized over the service period. Total stock-based compensation recognized on the Company’s consolidated statement of operations for the quarter ended September 30, 2007 is $101,000, and for the nine months ended September 30, 2007 is $519,000.
There were no stock options exercised in the three months ended September 30, 2007. During the nine months ended September 30, 2007, 550,597 stock options were exercised, with net cash receipts of $344,000. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $882,000.
The following table summarizes all stock option activity for the nine months ended September 30, 2007 and includes all options currently outstanding under the Plans and 530,000 non-qualified options issued outside the Plans.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2006	2,209,844	$1.80
Granted	760,000	2.04
Exercised	(550,597)	.64
Forfeited	(81,000)	2.13

Outstanding at September 30, 2007	2,338,247	$2.14	3.73	$75

Options exercisable at September 30, 2007	1,696,417	$2.21	3.29	$50

The following table summarizes information about stock options outstanding at September 30, 2007:

				Options Exercisable at
	Options Outstanding at September 30, 2007			September 30, 2007
		Weighted Average	Weighted
	Number of	Remaining	Average	Number of	Weighted
Range of	Shares	Contractual Life	Exercise	Shares	Average
Exercise Price	Outstanding	(years)	Price	Exercisable	Exercise Price
$0.01 - $0.99	226,590	2.71	$0.80	185,758	$0.77
$1.00 - $1.99	659,656	4.48	$1.43	387,657	$1.36
$2.00 - $2.99	1,002,001	3.70	$2.41	673,002	$2.41
$3.00 - $4.50	450,000	3.22	$3.25	450,000	$3.25

	2,338,247			1,696,417

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
During the nine months ended September 30, 2007, 20,000 warrants were exercised, with net cash receipts of $15,000. There were no warrants exercised during the three months ended September 30, 2007.
     The following table summarizes activity for the nine months ended September 30, 2007.

		Weighted Average Exercise
	Shares	Price
Outstanding at December 31, 2006	261,134	$2.60

Issued	100,000	2.45
Exercised	(20,000)	0.75
Forfeited	(798)	0.75

Outstanding at September 30, 2007	340,336	$2.67

Warrants exercisable at September 30, 2007	340,336	$2.67
The following table summarizes the outstanding warrants, all of which are currently exercisable, to purchase Common Stock at September 30, 2007:

Number	Exercise Price	Expiration Date
15,336	$ 1.87	March 2009
120,000	$ 2.58	April 2011
80,000	$ 2.80	April 2011
25,000	$ 4.00	February 2009
100,000	$ 2.45	February 2017

4. Subsequent Event
On October 12, 2007, the Company granted 25,000 stock options to each of its four independent directors as compensation for their services. These options expire five years from the grant date and are immediately exercisable at an exercise price of $0.62 per share, the per share market value on the grant date.

     Item 2. Management’s discussion and analysis or plan of operation
Results of Operations
The following table sets forth the results of operations expressed as a percentage of net revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
ASP, net	43%	36%	39%	37%
Licensing and software	47%	47%	47%	48%
Customization and other	10%	17%	14%	15%

Net revenues	100%	100%	100%	100%
Cost of revenues	42%	38%	43%	41%

Gross Profit	58%	62%	57%	59%

General and administrative expense	51%	32%	45%	33%
Product maintenance and development costs	26%	15%	25%	16%
Selling and marketing expense	37%	21%	48%	27%
Amortization of customer list	2%	2%	2%	2%

Income (loss) from operations	(58%)	(8%)	(63%)	(20%)
Interest income	2%	—	2%	—
Interest expense	—	—	—	—

Loss before taxes	(56%)	(8%)	(61%)	(20%)
Provision for taxes	—	—	—	—

Net loss	(56%)	(8%)	(61%)	(20%)

Business and product development costs
     During 2007, we have conducted significant business and product development activities to expand the scope of our service offerings to additional publishing channels. We have developed an interface for mobile advertising ad-intake and monitoring; and we continue to explore ways to address the needs of other digital media publishers who are developing advertising channels in connection with their content, in both domestic and international markets. The costs of these activities are reflected as significant increases in sales and marketing expenses, as well as increased product development costs, when compared to the prior year periods. We believe that these costs have resulted in a number of potential customer, partnership or joint venture opportunities for our company, as well as in new service offerings that will produce ongoing revenues in the future.
Three month periods ended September 30, 2007 and 2006
Revenues
     Net revenues for the three months ended September 30, 2007 decreased to $1,176,000 from $1,396,000 during the three months ended September 30, 2006, a net decrease of $220,000. The net revenues for 2007 decreased by $106,000 in Licensing and Software revenues and $128,000 in Customization & Other revenues, offset by an increase of $14,000 in ASP revenues.

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
     Cost of revenues decreased to $499,000 in the three months ended September 30, 2007 from $535,000 during the three months ended September 30, 2006, a net decrease of $36,000 or 7%. Our gross profit margin for the three months ended September 30, 2007 decreased to 58%, as compared to 62% in the same prior year period. The decrease in costs during the 2007 three month period, when compared to the same prior year period, is primarily due to decreased amortization of capitalized software development costs and depreciation of $27,000 and a decrease in operating costs of $9,000. The reduction in profit margin percentage, as compared to the prior year, is due primarily to higher labor costs devoted to the customization and installation services rendered, as well as customer support costs.
General and administrative expense
     General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $597,000 during the three months ended September 30, 2007 from $440,000 during the three months ended September 30, 2006, a net increase of $157,000 or 36%. The increase in 2007 is primarily due to higher professional fees expense in the quarter ended September 30, 2007, an increase of $119,000 over the same prior year period; an increase in office operating costs of $27,000, and an increase in stock compensation expense of $11,000, over the same prior year period. The increase in professional fees is primarily due to consulting fees incurred in connection with compliance with the current provisions relating to Sarbanes-Oxley legislation, and to increases in accounting fees. We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.
Product maintenance and development costs
     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design the required technical infrastructure, and to perform other general routine fixes. Our development activities have also included the development of prototypes for new service offerings. The costs consist primarily of personnel-related expenses for technical and design functions including outside consultants. Product maintenance and development expenses increased to $309,000 during the three months ended September 30, 2007 from $212,000 during the same prior year period, a net increase of $97,000. The increase in 2007, as compared to the same 2006 period, is primarily due to an increase in compensation related costs.
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
Selling and marketing expenses
     Selling and marketing expenses consist primarily of direct charges for advertising, sales promotion, marketing and trade shows, as well as the cost of business development. Selling and marketing costs increased to $433,000 in the three months ended September 30, 2007 from $300,000 for the same period in

2006, a net increase of $133,000 or 44%. The increase during the quarter, as compared to the same prior year period, is primarily due to increases in compensation and travel costs of $140,000, offset by a decrease in advertising and trade show costs of $7,000.
Provision for Income Taxes
     The provision for income taxes is comprised primarily of state taxes. Federal income taxes are consolidated and we are currently in a loss carry-forward position for federal income taxes, due to the operating losses incurred through December 31, 2006. The federal net operating loss carry-forward balance as of September 30, 2007 was approximately $21 million. The net operating loss carry-forward is available to offset future taxable income through 2027. Some of the losses begin to expire in 2018.
Nine month periods ended September 30, 2007 and 2006
Revenues
     Net revenues for the nine months ended September 30, 2007 decreased to $3,709,000 from $3,912,000 during the nine months ended September 30, 2006, a net decrease of $203,000. The net revenues for 2007 decreased by $122,000 in Licensing and Software revenues, $79,000 in Customization & Other revenues, and $2,000 in ASP revenues.
     The decrease in Licensing and Software revenues is primarily due to decreased software license upgrade sales in 2007 as compared to the same prior year period, and to a decrease in certain ongoing license revenues. The decrease in Customization & Other Revenues is due to less customization projects in 2007, as compared to 2006, primarily for interfaces to new software systems adopted by certain customers for their publishing.
Cost of revenues
     Cost of revenues consists primarily of the costs to customize and install software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs.
     Cost of revenues decreased to $1,606,000 in the nine months ended September 30, 2007 from $1,616,000 during the nine months ended September 30, 2006, a net decrease of $10,000 or 1%. Our gross profit margin for the nine months ended September 30, 2007 decreased to 57% from 59% in 2006. The increase in costs during the 2007 nine month period, when compared to the prior year period, is primarily due to labor costs associated with installation projects and customer support, which increased by $99,000 in 2007, and an increase in stock option compensation expense of $25,000. Cost of revenue increases were offset by a decrease in amortization of capitalized software development costs and depreciation of $81,000, as compared to the same prior year period, and a decrease in facilities and insurance costs of $53,000.
General and administrative expense
     General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $1,678,000 during the nine months ended September 30, 2007 from $1,296,000 during the nine months ended September 30, 2006, a net increase of $382,000 or 29%. The increase in 2007 is primarily due to higher stock compensation expense in the period ended September 30, 2007, an increase of $179,000 over the same prior year period, and to an increase in professional fees of $137,000, primarily due to consulting fees incurred in connection with compliance with the current provisions relating to Sarbanes-Oxley legislation and increases in accounting fees. Facilities and other operating costs increased $66,000, in the 2007 period over the same prior year period. We believe that our existing executive staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.
Product maintenance and development costs
     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design the required technical infrastructure, and to perform other general routine fixes. The costs consist primarily of personnel-related expenses for technical and design functions including outside consultants. Product maintenance and development expenses increased to $914,000 during the nine months ended September 30, 2007 from $631,000 during the same prior year period, a net increase of $283,000. The increase in 2007, as compared to the same period in 2006, is primarily due to an increase in compensation related costs of $217,000 and an increase in stock compensation expense of $88,000, offset by a decrease in facilities costs of $22,000.
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
Selling and marketing expenses
     Selling and marketing expenses consist primarily of direct charges for advertising, sales promotion, marketing and trade shows, as well as the cost of business development. Selling and marketing costs increased to $1,786,000 in the nine months ended September 30, 2007 from $1,068,000 in the same period in 2006, a net increase of $718,000 or 67%. The increase during the 2007 period, as compared to the same prior year period, is primarily due to increases in compensation, travel and facilities costs of $535,000 and an increase in stock compensation expense of $232,000; offset by a decrease in advertising and trade show costs of $49,000 in the 2007 period, over the same prior year period. Stock compensation expense includes the cost of warrants issued to the Nokia Corporation, in connection with a contract, in the amount of $216,000. The warrants were issued to Nokia Corporation in connection with an agreement to develop a pilot program for placing advertisements on cellular phones.
Liquidity and Capital Resources
     At September 30, 2007, we had an accumulated deficit of $22,687,000. We have incurred significant recurring net losses. For the years ended December 2005 and 2006, the net losses were $1,090,000 and $1,393,000 respectively, and for the nine months ended September 30, 2006 and 2007, the net losses were $767,000 and $2,291,000 respectively. The 2006 and 2007 net losses were principally attributable to business development activities. We anticipate that we will continue to incur losses until we are able to increase revenues significantly from fees for advertising placement using our ASP and payment processing services. Cash flow uses from operations are anticipated to decrease as a result of an expected increase in revenues and as a result of operational cost cutting strategies, including a reduction in staff during the fourth quarter of 2007.
     Revenues for the nine month period ended September 30, 2007 have decreased to $3,709,000 from $3,912,000 in the prior year. While we are currently adding customers and revenues, such increases in revenues may be mitigated by losses of certain revenues from customers who elect to utilize other applications for processing their web-based advertising placements. We are aware that one of our largest customer publications, representing approximately 12% of our revenues in 2007, may convert to an in-house system for its web-based ad intake sometime in the future. A timetable for this conversion has not been established and we have not received notification of a change.
     We have historically financed our business through a combination of cash generated from services rendered and debt and equity financings. At September 30, 2007, we had negative working capital of $48,000 compared to positive working capital of $1,100,000 at December 31, 2006, a $1,148,000 decrease. The decrease in working capital is primarily a result of losses from operations, which were offset by the exercise of 570,597 stock options and warrants during the nine months ended September 30, 2007, for net proceeds of $359,000.
     As of September 30, 2007, we had cash and cash equivalents of approximately $1,929,000 compared to $2,545,000 as of December 31, 2006, a net decrease of $616,000. The net decrease in cash and cash equivalents was the result of $354,000 provided by financing activities; offset by $646,000 used in operating activities and $324,000 used in investing activities.
     Net cash used in operations during the nine months ended September 30, 2007 was approximately $646,000 compared with $177,000 used in operations during the nine months ended September 30, 2006. The increased cash used in operations during 2007 was primarily due to the increased loss in the 2007 period, as compared to the same prior year period.
     Net cash used in investing activities was $324,000 during the nine months ended September 30, 2007 compared with $33,000 during the same prior year period. The increase of $291,000 is primarily the result of capitalization of software development costs of $286,000 during the quarter ended September 30, 2007.
     Net cash provided by financing activities was $354,000 during the nine months ended September 30, 2007 compared with $1,683,000 during the same prior year period. In 2006, we sold one million (1,000,000) shares of our Common Stock for net proceeds of $1,440,000 during the nine month period. Net proceeds from the exercise of stock options and warrants were $359,000 in the nine months ended September 30, 2007, as compared to $256,000 in the same prior year period.
     We may continue to incur losses until we are able to increase revenues significantly from fees derived from our advertising intake and payment processing services. Operational cash expenditures are anticipated to decrease as a result of cost cutting strategies, including a reduction in our staff during the fourth quarter of 2007. Our ASP business continues to be adopted by new customers in the marketplace. However, our ability to increase revenues from our ASP service offerings during the next 12 months may be hampered by the current unstable climate in the advertising market relating to newspaper publishers and state of the economy in general. These factors, coupled with possible competition from other vendors, the extended selling cycle in the industry, and customer delays in customization and implementations, could delay our ability to increase revenue to a level sufficient to cover expenses.
     The continuation of our business is dependent upon achieving a break even or profitable level of operations or on obtaining further financing. To the extent that funds generated from operations are insufficient, we will have to raise additional working capital from private placements, public offerings and/or bank financing. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If adequate working capital is not available we may be required to further reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives.
     These conditions raise doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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
     We believe there have been no significant changes, during the nine month period ended September 30, 2007, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Financial Condition and Results of Operations in their Annual Report on Form 10-KSB for the year ended December 31, 2006.
New accounting pronouncements
     In September, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of January 1, 2007 and the adoption did not have a material impact on our consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.
     Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. For the nine months ended September 30, 2007 and 2006, we did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. We are currently subject to a three year statute of limitations by major tax jurisdictions. We, including our subsidiary, file income tax returns in the U.S. federal jurisdiction.
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
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS No. 115” (“FAS 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of FAS 159 on its financial position and results of operations
Contractual Obligations, Commitments and Contingencies
     We have contractual obligations and commitments primarily with regards to employment agreements for three of our current executives, certain non-cancelable operating lease obligations for office space, and a capital lease obligation for office equipment and furnishings.

     The following table aggregates our expected contractual obligations and commitments subsequent to September 30, 2007:

		Less than	1 to 3
Contractual Obligations	Total	1 year	Years	3 to 5 Years
Employment agreements	$1,496,000	$586,000	$809,000	$101,000
Operating lease commitments	654,000	256,000	326,000	72,000
Capital lease commitment	37,000	10,000	20,000	7,000
Less: Interest on capital lease	(9,000)	(4,000)	(4,000)	(1,000)

	$2,178,000	$848,000	$1,151,000	$179,000

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

AdStar, Inc.

(Registrant)

Date: November 14, 2007	/s/ Leslie Bernhard
Leslie Bernhard President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	/s/ James Linesch
James Linesch Chief Financial Officer (Principal Financial Officer)