Form 10KSB
period 2007-12-31
ADSTAR INC
filed 2008-03-31
CIK 1091599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

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
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     For the year ended December 31, 2007, the revenues of the registrant were $4,760,000
     The aggregate market value of the voting Common Stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq Capital Market on March 24, 2008 of $0.20 per share, was approximately $3,013,000.
     As of March 24, 2008, the registrant has a total of 20,391,851 shares of Common Stock outstanding.
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
     For a limited group of customers, AdStar continues to offer our original service designed for use by the professional marketplace. Specifically, the applications accept transmissions from classified advertising agencies, municipalities and large corporations using desktop software and Web-based communications. The software includes sophisticated pricing algorithms to provide for maximum flexibility and intricate design resources to provide unlimited creative capabilities.
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
     In addition to offering the sale of print ad classifieds, online classifieds and the print ad up-sell to online classifieds, AdStar’s platform allows for the addition of other functionality and additional publisher channels. Additional functionality may include auction capabilities, photos, and text messaging; and other publishing channels including cellular and other internet publishers such as blogs.
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
AdStar Business Strategy
     Our significant business and product development activities are focused on expanding the scope of our service offerings to additional publishing channels. We have developed an interface for mobile advertising ad-intake and monitoring; and we continue to explore ways to address the needs of other digital media publishers who are developing advertising channels in connection with their content, in both domestic and international markets.
     We continue to identify and actively pursue potential third party partners or publishers who desire efficient access to local advertising markets. We act as the technology bridge that connects advertisers with multiple publishing channels. We believe that our platform can leverage the local brands of newspaper publishers, bringing incremental advertising revenues; as well as integrate a variety of non-newspaper publishers into a central ad-intake process.
Competition
     Our classified ad-taking processes compete with phone rooms and other established methods for ad-taking at newspapers. Our primary competitors for automated Web-based ad taking are the newspaper publishing system vendors, some of whom offer automated ad-taking services that may compete directly with our services. Such services, however, are limited in their flexibility with regard to third-party software interfaces, which will restrict the types of publishing channels that may be offered to the advertiser.
     Some of these potential new competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources. We cannot guarantee that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material and adverse effect on our financial position, results of operations and cash flows. We also expect that large media companies may decide to design, create, and program software internally that will allow them to manage the Web-based classified ad-taking process.
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

Intellectual Property
     We regard our intellectual property as critical to our success, and we rely upon trademark and trade secret laws in the United States to protect our proprietary rights. We have established trademark rights in various forms of the mark AD-STAR, ADSTAR and ADVERTISE123.COM, based on our use of these marks and our ownership of incontestable United States trademark registrations. Despite our existing trademark rights, the marks may remain susceptible to trademark infringement. We are not aware of any attempted infringements at this time.
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
Employees
     As of March 15, 2008, we had a total of 25 employees, of which 24 are full-time including, four in executive management, nine in engineering, six in customer support, one in sales and marketing, three in administration and two in finance. We are not subject to any collective bargaining agreements. We believe that we are currently staffed at an appropriate level to implement and carry out our business plan for the next twelve months.
Research and Development
     During the fiscal years ended December 31, 2007 and 2006, we expended $1,506,000 and $934,000 in research and development activities, respectively. These costs do not include expenses directly related to customer-contracted development, which is recorded in the cost of revenues.
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
We Have A History Of Losses And Until We Are Able To Significantly Increase ASP Revenues We Expect Continued Losses.
     We have incurred significant recurring net losses, and have used substantial funds in our operations. For the years ended December 31, 2006 and 2007 we had net losses of $1,393,000 and $3,310,000, respectively. We expect to continue to incur losses until we are able to increase our revenues significantly from fees based on ad purchases transacted through our ASP product. Our future profitability will depend on our ability to increase our transaction and service revenues while controlling or reducing our costs. We may not be able to achieve profitability. We are not assured that we will generate sufficient capital to meet our cash needs through December 31, 2008.
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
Item 2. Description of Property
     Our offices are currently located in two separate facilities. The principal office in Marina del Rey, California consists of an aggregate 5,000 square feet and is under a lease that expires on November 7, 2009. Additionally, we lease approximately 2,100 square feet in the same location, which is currently leased to a sub-tenant for the duration of the lease term. Offices for our east coast wholly-owned subsidiary, Edgil Associates, Inc., are located in Billerica, Massachusetts and consist of approximately 4,500 square feet under a lease that expires on July 31, 2011. The aggregate monthly rent for these properties is approximately $18,000. All leased properties are in good condition. We believe that if these leases are not renewed, satisfactory alternative space will be available.
     We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.
Item 3. Legal Proceedings
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On Friday, October 12, 2007 at 10:00 a.m., Pacific Time we held our 2007 Annual Meeting of Stockholders for the purpose of electing directors and to ratify the selection of the independent registered public accounting firm for the 2007 fiscal year.
     At the meeting, for which proxies were solicited pursuant to Regulation 14A under the Exchange Act and there was no solicitation in opposition to any of the nominees, all of the nominees were elected as directors of AdStar, Inc. for one year term.

	Votes
Nominee	For	Against	Withheld
Leslie Bernhard	15,321,425	—	1,079,114
Eli Rousso	15,368,890	—	1,031,649
Jeffrey Baudo	15,369,480	—	1,031,059
John Rudy	15,596,958	—	803,581
Michael Jackson	15,596,100	—	804,439
Peter M. Zollman	15,544,485	—	856,054
Michael P. Dubreuil	15,596,958	—	803,581
     The Stockholders also approved the appointment of Holtz Rubenstein Reminick LLP as our independent registered public accounting firm for the 2007 fiscal year. The appointment of Holtz

Rubenstein Reminick LLP was ratified with 16,202,488 votes in favor, 48,586 votes against and 149,463 votes withheld.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
     (a) Market Information
     As of December 31, 2007, AdStar’s Common Stock is traded on the Boston Stock Exchange and the Nasdaq Capital Market under the symbol “ADST”. The following table sets forth, for the periods indicated, the high and low sales price information for AdStar’s Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Sales Prices
Quarters within Last Two Fiscal Years	High	Low
Year Ended December 31, 2006
First quarter	$2.60	$1.75
Second quarter	$2.18	$0.85
Third quarter	$1.19	$0.69
Fourth quarter	$2.50	$0.76
Year Ended December 31, 2007
First quarter	$2.90	$1.67
Second quarter	$2.42	$1.13
Third quarter	$1.58	$0.53
Fourth quarter	$0.76	$0.22
     As of March 24, 2008, the closing price per share for our Common Stock, as reported on the Nasdaq Capital Market was $0.20.
     (b) Holders
     As of March 7, 2008, the number of record holders of Common Stock of AdStar was approximately 41, and there were no holders of Preferred Stock. AdStar believes that there are more than 1,700 beneficial holders of the Common Stock.
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
Recent developments
     Our business strategy for the future is to leverage our platform and our customer base as a means to connect advertisers with newspaper publishing systems; website classified advertising systems, and other publishing channels. As publishers expand their presence in digital media, our technology enables them to offer a single ad intake point for the payment and delivery of multiple advertising media types, incorporating the latest available technologies.
     Revenues from our ASP services, our legacy desktop software support, and our payment processing software licensing have been generally sufficient to support our operations in support of those revenues. Our losses during 2007 are largely due to business development activities designed to enable AdStar to offer additional services in new markets or publishing channels. During the 2007, we have developed an order entry dashboard designed for mobile advertising and other channels. It is a self-service Web-based advertising center for publishers, media owners and advertisers.
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
On September 18, 2007, we received a deficiency notice from the NASDAQ Stock Market (“NASDAQ”) stating that our stock failed to close above the minimum closing bid price of $1.00 per share for 30 consecutive business days. NASDAQ Marketplace Rule 4310(c)(4) requires all listed companies to maintain a minimum closing bid price of $1.00 per share. In accordance with NASDAQ Marketplace Rule 4310(c)(8)(D), we were afforded a compliance period of 180 calendar days, or until March 17, 2008, to regain compliance with the requirement or demonstrate that we meet the criteria for initial listing during such compliance period. On March 18, 2008, NASDAQ informed us that we did not regain compliance or demonstrate that we meet the criteria for initial listing during the compliance period and, as a result,

NASDAQ has determined to remove our Common Stock from listing and registration on the NASDAQ at the opening of business on March 27, 2008. At such time, our Common Stock began trading on the Nasdaq’s Over-the-Counter Bulletin Board under the same symbol “ADST”.
Results of Operations
     The following table sets forth the results of operations expressed as a percentage of net revenues.

	Year Ended December 31,
	2007	2006
Net revenues	100%	100%
Cost of revenues	43%	41%

Gross Profit	57%	59%

General and administrative expense	47%	37%
Selling and marketing expense	45%	29%
Product maintenance and development costs	34%	18%
Amortization of customer list Restructuring	2%	2%

Loss from operations	-71%	-27%
Interest income (expense)	1%	0%

Loss before taxes	-70%	-27%
Provision for taxes	0%	0%

Net loss	-70%	-27%
Deemed dividend	0%	0%

Net loss applicable to common shareholders	-70%	-27%

Years Ended December 31, 2007 and 2006
Revenues
     Net revenues decreased to $4,760,000 for the year ended December 31, 2007 from $5,114,000 during 2006, a 7% net decrease of $354,000. The overall decrease is comprised of a 22% net decrease in customization and other revenues of $161,000, an 8% net decrease in licensing and software revenues of $195,000, and a $2,000 net decrease in ASP revenues.
     The decrease in customization and other revenues is primarily due to significant customization projects completed in 2006, which did not recur in 2007. The 2007 customization and other revenues are primarily related to installations and upgrades, rather than the larger customization projects experienced in 2006. The decrease in licensing and software revenues is primarily due to the loss of several customers using our legacy license products.
     ASP revenues remained constant in 2007, over the prior year, primarily due to revenue increases from seven new publications added throughout the two-year period, offset by the loss of two publications during the period, and to decreases in the volume of transactions from several customers.
Cost of revenues
     Cost of revenues consists primarily of the costs to customize and install software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs.
     Cost of revenues decreased to $2,067,000 during the year ended December 31, 2007 from $2,112,000 during 2006, a net decrease of $45,000 or 2%. Our gross profit margin for the year ended December 31, 2007 decreased to 57% from 59% in 2006. The decrease in costs during 2007, when compared to 2006, is primarily due to a decrease in amortization of capitalized software development costs and depreciation of $94,000, a decrease in third-party software costs of $20,000, and a decrease in facilities and insurance costs of $9,000. Cost of revenue decreases were offset by increases in labor costs associated with installation projects and customer support, which increased by $55,000 in 2007, and to an increase in stock option compensation expense of $23,000.
General and administrative expense
     General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $2,226,000 during the year ended December 31, 2007 from $1,900,000 during 2006, a net increase of $326,000 or 17%. The increase in 2007 is primarily due to higher stock compensation expense of $168,000; to an increase in professional fees of $147,000; and to an increase in compensation costs of $11,000. The increase in professional fees is primarily due to consulting fees incurred in connection with compliance with the current provisions relating to Sarbanes-Oxley legislation, and to increases in accounting fees. We believe that our existing executive, accounting and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future
Product maintenance and development costs
     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design and test the required technical infrastructure, and to perform software and Web-site maintenance, and other general routine fixes. The costs consist primarily of personnel-related expenses for technical and design personnel, equipment maintenance and outside consultants. Product maintenance and development expenses increased to $1,627,000 during the year ended December 31, 2007 from $934,000 during 2006, a net increase of $693,000 or 74%. The increase in 2007, as compared to the prior year, is primarily due to an increase in compensation related costs of $603,000 and to an increase in stock compensation expense of $90,000. Such cost increases were primarily due to staffing increases related to the development of new order entry applications related to mobile advertising.
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
Selling and marketing expense
     Selling and marketing expenses consist primarily of direct charges for advertising, sales promotion, marketing and trade shows, as well as the cost of business development. Selling and marketing costs increased to $2,127,000 during the year ended December 31, 2007 from $1,468,000 during 2006, a net increase of $659,000 or 45%. The increase during 2007, as compared 2006, is primarily due to increases in compensation and travel costs of $475,000; an increase in stock compensation expense of $219,000; and an increase in facilities costs of $43,000; offset by a decrease in advertising and trade show costs of $78,000. Stock compensation expense includes the cost of warrants issued to the Nokia Corporation, in connection with a contract, in the amount of $216,000. The warrants were issued to Nokia Corporation in connection with an agreement to develop a pilot program for placing advertisements on cellular phones. This pilot program was subsequently abandoned.
     During 2007, we conducted significant business development activities with the general purpose of expanding the scope of our service offerings to various digital media publishers and international customers. We also conducted enterprise-level marketing activities, designed to encompass multiple publishers.

Amortization of Customer List
     Amortization of customer list consists of straight-line amortization of the Customer List purchased as part of the acquisition of Edgil on October 21, 2003. The Customer List is recorded at a value of $1,500,000, and is evaluated for impairment annually. The Customer List is being amortized over its estimated 17-year life. Amortization remained constant at approximately $88,000 in both 2007 and 2006.
Interest expense and income
     Interest expense, primarily due to a capital lease, remained constant at approximately $5,000 in both 2007 and 2006. Interest income of $78,000 in 2007, compared to $13,000 in 2006, is primarily due to interest earned on a sweep account and to interest income collected from officers on outstanding notes receivable.
Provision for taxes
     The provision for income taxes is comprised primarily of state taxes. Federal income taxes are consolidated and we are currently in a loss carry-forward position for federal income taxes, due to the operating losses incurred through December 31, 2007. The federal net operating loss carry-forward balance as of December 31, 2007 was approximately $21,187,000, compared to $18,166,000 in the prior year. The net operating loss carry-forward is available to offset future taxable income through 2028. Some of the losses begin to expire in 2017.
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
     We evaluate annually the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results, and the reversal of temporary tax differences. At December 31, 2007, we evaluated the net deferred tax asset, taking into consideration operating results, and determined that a full valuation allowance of $7,999,000 should be maintained for combined federal and state deferred taxes.
Liquidity and Capital Resources
     At December 31, 2007, we had an accumulated deficit of $23,706,000. We have incurred significant recurring net losses. For the years ended December 2007 and 2006 we had net losses applicable to common shareholders of $3,310,000 and, $1,393,000 respectively. Our 2007 and 2006 net losses were principally attributable to our business development activities. We expect to continue to incur losses until we are able to increase revenues significantly from fees derived from our ASP and payment processing products.
     Revenues for the year ended December 31, 2007 have decreased to $4,760,000 from $5,114,000 in 2006. While we are currently adding customers and revenues, such increases in revenues may be mitigated by losses of certain revenues from customers who elect to utilize other applications for processing their web-based advertising placements. We have become aware that one of our largest customer publications may convert to an in-house system for its web-based ad intake sometime in 2008, representing approximately 12% of our revenues in 2007, approximately 12% of our accounts receivable at December 31, 2007, and approximately $320,000 of our due to publications at December 31, 2007. A definitive timetable for this conversion has not been established and the Company has not received notification of a change.

     We have historically financed our business through a combination of cash generated from operating revenues and debt and equity financings. At December 31, 2007, we had negative working capital of $549,000 compared to working capital of $1,100,000 at December 31, 2006, a $1,649,000 decrease. As of December 31, 2007, we had cash and cash equivalents of approximately $717,000 compared to $2,545,000 as of December 31, 2006, a net decrease of $1,828,000. The net decrease in cash and cash equivalents was the result of $1,772,000 used in operating activities and $408,000 used in investing activities; offset by $352,000 provided by financing activities.
     Net cash used in operations during the year ended December 31, 2007 was approximately $1,772,000 compared with $517,000 used in operations during the year ended December 31, 2006, a $1,255,000 decrease. This was primarily due to the higher loss in the 2007 period.
     Net cash used in investing activities increased to $408,000 during 2007, compared with $41,000 during 2006. The increase of $367,000 is primarily the result of capitalization of software development costs.
     Net cash provided by financing activities was $352,000 during 2007 compared with $1,765,000 during the prior year period. In February 2006, we sold one million (1,000,000) shares of our Common Stock for net proceeds of $1,440,000. Net proceeds from the exercise of stock options and warrants were $359,000 in 2007, as compared to $350,000 in 2006.
     AdStar may continue to incur losses until it is able to increase revenues significantly from fees derived from its advertising intake and payment processing services. Operational cash expenditures are anticipated to decrease as a result of cost cutting strategies, including a reduction in staff during the fourth quarter of 2007. The ASP business continues to be adopted by new customers in the marketplace. However, the ability to increase revenues from ASP service offerings during the next 12 months may be hampered by the current unstable climate in the advertising market relating to newspaper publishers and state of the economy in general. These factors, coupled with possible competition from other vendors, the extended selling cycle in the industry, and customer delays in customization and implementations, could delay its ability to increase revenue to a level sufficient to cover expenses.
     The continuation of AdStar’s business is dependent upon achieving a break even or profitable level of operations or on obtaining further financing. To the extent that funds generated from operations are insufficient, the Company will have to raise additional working capital from private placements, public offerings and/or bank financing. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may be required to further reduce certain discretionary spending, which could have a material adverse effect on AdStar’s ability to achieve its intended business objectives.
     These conditions raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should AdStar be unable to continue as a going concern.
Related Party Transactions
     In July 2002, AdStar entered into loan transactions with Leslie Bernhard, our President and Chief Executive Officer and Eli Rousso, our Executive Vice President and Chief Technical Officer for $110,434 and $100,000, respectively. As part of the transaction, Ms. Bernhard and Mr. Rousso each issued to AdStar an unsecured, non-negotiable promissory note bearing interest at 5.56% with monthly principal and interest payments of $763 and $691, respectively. The notes are payable on a monthly basis, with all remaining outstanding principal and interest amounts due on July 31, 2022. Concurrently, an outstanding note from Ms. Bernhard in the amount of $39,566 was restructured under the same terms and conditions as the aforementioned new note. The loans are forgiven if there is a change in control in AdStar or if the loan holder is dismissed for other than cause as defined by the loan and employment agreements. At December 31, 2007 the balance outstanding on the notes receivable was $206,000.

     At December 31, 2007, the Tribune Company owned 3,443,457 shares of AdStar common stock. During the years ended December 31, 2006 and 2007 the Company’s total revenues derived from Tribune Company agreements were $1,016,000 and $884,000 respectively.
New accounting pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for AdStar. The adoption of SFAS No. 157 is not anticipated have a material impact on our financial statements.
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
     In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS 141(R) is not permitted.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS 160 is not permitted. The Company is currently evaluating the impact that SFAS 160 will have on our financial statements and disclosures.
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
Deferred revenue consists primarily of deferred revenues from License and Software contracts, PCS maintenance arrangements prepaid annually and customization and other revenues billed and paid in advance. Revenues from upfront license fees, monthly fees and PCS under software maintenance arrangements are based upon renewal rates and are recognized ratably over the term of the arrangement. Licenses and maintenance contracts are either month-to-month or one-year for AdStar customers, and either 25 years or one-year for Edgil customers. Deferred revenues are $132,000; PCS contracts paid in advance and prepaid $5,000 customer deposits as of December 31, 2007. Revenue from software customization services is recognized upon the completion of services. As part of the integration of Edgil into AdStar’s business model, we are currently offering new Edgil contracts on terms and conditions similar to AdStar, generally one year or less in duration.
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
Software Development Costs
Costs to establish the technological feasibility of software applications developed by us are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, we capitalize a portion of the internal labor costs and external consulting costs associated with essential website development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. During the year, we capitalized $12,000 and amortized $362,000 in capitalized software development and maintenance costs.
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
Income taxes
We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Cumulative losses weigh heavily in the overall assessment. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. As a result of our assessment, we established a full valuation allowance for our remaining net deferred tax assets at December 31, 2007. Until we reach an appropriate level of profitability we do not expect to recognize any significant tax benefits in our future results of operations. As of December 31, 2007, our total valuation allowance on net deferred tax assets was approximately $7,999,000. The federal operating loss carry forwards will begin to expire in 2018, and state operating loss carry forwards began to expire in 2006.

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
Contractual Obligations, Commitments and Contingencies
     We have contractual obligations and commitments primarily with regards to employment agreements for four of our executives, certain non-cancelable operating lease obligations for office space and equipment, and capital lease obligations for computer equipment and office furniture.
     The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2007:

		Less than	1 to 3
Contractual Obligations	Total	1 year	Years	3 to 5 Years
Employment agreements	$1,799,000	$586,000	$809,000	$404,000
Operating lease commitments	592,000	258,000	278,000	56,000
Capital lease commitment	32,000	10,000	19,000	3,000
Less: Interest on capital lease	(6,000)	(3,000)	(3,000)	—

	$2,417,000	$851,000	$1,103,000	$463,000
Less: Sublease income	(99,000)	(48,000)	(51,000)	—

	$2,318,000	$803,000	$1,052,000	$463,000

Item 7. Financial Statements
     See Index to Financial Statements below, beginning on page F-1.
Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 8A(T). Controls and Procedures
Disclosure Controls and Procedures
     We conducted an evaluation, under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to ensure them that information relating to AdStar (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the

Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management has assessed the effectiveness of AdStar’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that, as of December 31, 2007, AdStar maintained effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”
Changes in Internal Control over Financial Reporting
     During our fourth fiscal quarter, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. Other Information
     None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
     Our executive officers and directors and their respective ages are as follows:

			Director
Name	Age	Position	Since
Leslie Bernhard	63	President, Chief Executive Officer and Director	1991

Eli Rousso	71	Executive Vice President, Chief Technology Officer, Secretary, Treasurer, and Director	1991

Jeffrey Baudo	61	Senior Vice President, Chief Operating Officer, and Director	2001

James Linesch	53	Chief Financial Officer

Peter M. Zollman (2)	54	Director	2005

Michael Jackson (1)	43	Director	2005

John Rudy (1) (2)	65	Director	2005

Michael P. Dubreuil (1)(2)	49	Director	2005

(1)	Member of the audit committee of the Board of Directors.

(2)	Member of the compensation committee of the Board of Directors.
     Leslie Bernhard, one of our co-founders, has been a senior executive since the organization of our predecessor in 1986 and has served as our President and Chief Executive Officer since 1991. Ms. Bernhard also serves on the Board of Directors of Milestone Scientific, Inc., a developer and manufacturer of medical and dental equipment and Universal Power Group, Inc. (AMEX:UPG) of Dallas, Texas. Ms. Bernhard holds a B.S. degree from St. John’s University. Ms. Bernhard is the sister of Mr. Baudo.
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
     Michael Jackson, a director, has been the Executive Vice President and Chief Financial Officer of Icrossing, Inc. since March 2007. Prior to that, he was the Executive Vice President and Chief Financial Officer of AGENCY.COM from 1999 to February 2007, a global internet professional services company. Before that, he was a Manager at Arthur Andersen LLP and Ernst and Young LLP. He served on the New

York State Society Auditing Standards and Procedures Committee from 1998 to 1999 and on the New York State Society’s SEC Committee from 1999 to 2001. He is a member of the Board of Directors and Chairman of the Audit Committee of Dag Media, Inc., a publisher of print and on-line classified telephone directories.
     John Rudy, a director, is the founder and owner of Beacon Business Services, Inc., Matawan, New Jersey, a consulting firm specializing in providing financial, accounting and business advisory services to small companies since 1992. From August 1998 through April 2000 he served as interim chief financial officer of Hometown Auto Retailers, Inc., a publicly-traded automobile dealer group. From August 2005 until May 2006 he served as interim chief financial officer of Sona Mobile Holdings Corp., a publicly traded wireless technology company. Since May 2005 he has been serving as a director of Trey Resources, Inc., a publicly-traded software reseller. Since July 2005 Mr. Rudy has been serving as a director of AdStar, Inc., a publicly-traded company engaged in internet ad placement products and services and Jesup & Lamont, Inc., a publicly-traded broker-dealer. Since February 2007, he has been serving as a director and Chief Financial Officer of Zunicom, Inc., a publicly traded holding company providing business centers to the hospitality industry through its wholly owned subsidiary. Mr. Rudy received an M.B.A. from Emory University and a B.S. in economics from Albright College and is a certified public accountant in New York State, having been certified in 1972.
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
To the best of AdStar’s knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, AdStar believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2007 except that each of the Independent Directors (as defined hereinafter) did not timely file a Form 4 to report one transaction. With respect to any former directors, officers, and ten percent

(10%) stockholders of AdStar, AdStar does not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).
     Code of Ethics
     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions.
Item 10. Executive Compensation
Summary Compensation Table
     The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal year ended December 31, 2007 by our (i) principal executive officer, and (ii) executive officers, other than the principal executive officer, whose salaries for the 2007 fiscal year as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

Name and			Option
Principal Position	Year	Salary	Awards		Total
Leslie Bernhard,	2007	$202,160	$19,831	(1)	$221,991
President & Chief Executive Officer	2006	$202,160	—		$202,160

Eli Rousso	2007	$202,160	$19,831	(1)	$221,991
Executive Vice President & Chief Technology Officer	2006	$202,160	—		$202,160

Jeffrey Baudo	2007	$182,115	$19,831	(1)	$201,946
Chief Operating Officer	2006	$182,115	—		$182,115

James Linesch	2007	$153,000	$48,870	(1)	$202,870
Chief Financial Officer	2006	$133,627	$29,665	(2)	$163,292

(1)	Calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments.” For details as to the assumptions used to determine the fair value of the option award, see Note 11 of the consolidated financial statements included with this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The number of shares underlying this option award totaled 50,000 shares. See the table below entitled “Outstanding Equity Awards at December 31, 2007”.

(2)	Calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments.”
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
Outstanding Equity Awards at December 31, 2007
     The following table includes certain information with respect to the value of all unexercised options previously awarded to our Named Executive Officers. There were no outstanding stock awards or equity incentive Plan Awards at December 31, 2007.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options	Exercise	Expiration
Name	Exercisable (1)	Unexerciseable	Price	Date
Leslie Bernhard	29,151	—	0.73	01/27/10
	33,075	—	2.38	12/20/10
	83,333	—	3.50	12/20/10
	83,333	—	3.00	12/20/10
	50,259	—	2.38	12/20/10
	15,000	—	2.75	01/29/12

Eli Rousso	29,151	—	0.73	01/27/10
	41,925	—	2.38	12/20/10
	33,075	—	2.38	12/20/10
	75,000	—	3.00	12/20/10
	75,000	—	3.50	12/20/10
	15,000	—	2.75	01/29/12

Jeff Baudo	26,260	—	0.73	01/27/10
	32,705	—	2.38	12/20/10
	33,962	—	2.38	12/20/10
	66,667	—	3.00	12/20/10
	66,667	—	3.50	12/20/10
	15,000	—	2.75	01/29/12

James Linesch	16,667	33,333 (2)	2.25	02/19/11
	15,000	—	2.54	01/29/12
	—	35,000 (3)	1.52	05/14/12

(1)	Fully vested

(2)	Vest ratably over three years beginning on February 20, 2007 at 16,667 shares per year.

(3)	Vest ratably over two years beginning on May 14, 2008 at 17,500 shares per year.
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
     Mr. Linesch is entitled to severance compensation in the event of a change in ownership or control of AdStar or termination for convenience, in an amount equivalent to approximately six months of his aggregate monthly compensation at the time of termination.
Director Compensation
     The following table provides compensation information for the year ended December 31, 2007 for each of the independent (non-management) members of our Board of Directors (collectively the “Independent Directors”).

	Option
Name	Awards (1)	Total
Michael Dubreuil	$8,631	$8,631
Michael Jackson	$8,631	$8,631
John Rudy	$8,631	$8,631
Peter M. Zollman	$8,631	$8,631

(1)	Amounts calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments.” See Note 11 of the consolidated financial statements included with this Annual Report on Form 10-KSB for the year ended December 31, 2007 regarding assumptions underlying valuation of equity awards. At December 31, 2007 the aggregate number of option awards outstanding for each director was options for 75,000 shares.
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
     The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of March 24, 2008 by (1) each of our directors, (2) each of our Named Executive Officers, (3) all of our directors and executive officers as a group, and (4) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our Common Stock.

	Shares of
	Common Stock
	Beneficially	Percentage of
Name of Beneficial Owner (1)	Owned (2)	Ownership
Leslie Bernhard (3)	632,151	3.1%
Eli Rousso (4)	646,988	3.1%
Jeffrey Baudo (5)	241,261	1.2%
James Linesch (6)	48,334	*
Michael Jackson (7)	75,000	*
John Rudy (7)	75,000	*
Michael Dubreuil (7)	75,000	*
Peter M. Zollman (7)	87,799	*
Lewis Asset Management	1,224,167	6.0%
Tribune Company	3,443,457	16.9%
All Directors and Officers (8 persons) as a group	1,881,533	9.0%

*	less than 1%

1)	The addresses of the persons named in this table are as follows: Leslie Bernhard, Eli Rousso, Jeffrey Baudo and James Linesch, c/o AdStar, Inc., 4553 Glencoe Avenue, Suite 300, Marina del Rey, CA 90292; Michael Jackson, c/o Agency.com Corporate Headquarters, 488 Madison Avenue, 22nd Floor, New York, NY 10022; John Rudy, c/o Beacon Consulting Associates, P.O. Box 894,169 Main Street, Matawan, NJ 07747; Michael Dubreuil, c/o Brainhunter Global Solutions, 2 Sheppard Ave. E., Suite 700, Toronto, Ontario, M2N 5Y7; Peter M. Zollman, c/o Classified Intelligence, 402 Spring Valley Road, Altamonte Springs, FL 32714; Lewis Asset Management 45 Rockefeller Plaza Suite 2570, New York, NY 10111-2597; and Tribune Company, 435 N. Michigan Ave. Chicago IL.

2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 24, 2008 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. On March 24, 2008 20,391,851 shares of Common Stock were outstanding.

3)	Includes options to purchase 294,151 shares of AdStar Common Stock at prices between $0.73 and $3.50, exercisable within 60 days.

4)	Includes options to purchase 269,151 shares of AdStar Common Stock at prices between $0.73 and $3.50, exercisable within 60 days.

5)	Includes options to purchase 241,261 shares of AdStar Common Stock, at prices between $0.73 and $3.50, exercisable within 60 days.

6)	Includes options to purchase 48,334 shares of AdStar Common Stock, at prices between $2.25 and $2.54, exercisable within 60 days.

7)	Includes options to purchase 75,000 shares of AdStar Common Stock at prices between $0.62 and $1.29, exercisable within 60 days.
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

     The following table summarizes as of December 31, 2007 (i) the options granted under both of our option plans and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside the plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
			Number of securities
			remaining available
			for future issuance
			under equity
	Number of securities to be	Weighted-average	compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
	warrants and rights	warrants and rights	(a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders (the 2004 plan and the 1999 Plan)	1,772,247	$2.10	576,101

Equity Compensation Plans Not Approved By Security Holders	870,336	$2.35	—

Total	2,642,583	$2.18	576,101

The equity compensation not approved by security holders referred to in the table above includes:
     • 530,000 non-qualified options issued to the outside directors and consultants. The 530,000 is comprised of 30,000 options issued to an Investor Relations firm for services rendered, exercisable at $1.99 per share, expiring on November 24, 2008; 25,000 options issued to Michael Jackson for services rendered as an outside member of the board of directors, exercisable at $0.83 per share, expiring on May 15, 2010; 25,000 options issued to John Rudy for services rendered as an outside member of the board of directors, exercisable at $0.83 per share, expiring on May 15, 2010; 25,000 options issued to Michael Dubreuil for services rendered as an outside member of the board of directors, exercisable at $1.31 per share, expiring on July 15, 2010; 25,000 options issued to Peter M. Zollman for services rendered as an outside member of the board of directors, exercisable at $1.08 per share, expiring on July 10, 2010; 150,000 options issued to Phil Lowe for services rendered, exercisable at 2.99 per share, expiring on November 17, 2010; 250,000 options issued to Stone Drum Capital Ltd. for services rendered, exercisable at 2.10 per share, expiring on March 13, 2012.
     • 15,336 Common Stock purchase warrants, granted to individuals for services rendered by the Underwriter in our public offerings, and the Placement Agent in our private offerings, of securities, exercisable at $1.87 per share, expiring on March 31, 2009.
     • 200,000 Common Stock purchase warrants as part of a private placement for a convertible note with an institutional fund. The details of the warrants are as follows: (1) 120,000 Common Stock Purchase warrants exercisable at $2.58 per share, expiring on April 11, 2011; (2) 80,000 Common Stock Purchase warrants exercisable at $2.80 per share, expiring on April 11, 2011.
     • 25,000 Common Stock purchase warrants as part of a private placement of Common Stock, exercisable at $4.00 per share, expiring on February 16, 2009.
     • 100,000 shares of our Common Stock purchase warrants issued to Nokia Corporation as part of a contract for services, exercisable at $2.45 per share, expiring on February 13, 2017.

     On March 3, 2008, the Board approved the re-pricing of 1,484,581 stock options granted to AdStar’s employees and directors to $0.32, the closing market price per share on that date.
Item 12. Certain Relationships and Related Transactions, and Director Independence
     At December 31, 2007, the Tribune Company owned 3,443,457 shares of AdStar common stock. During the years ended December 31, 2006 and 2007 our total revenues derived from agreements with wholly-owned subsidiaries of the Tribune Company were $1,017,000 and $884,000 respectively.
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
     In determining director independence, our Board applies the independence standards set by Nasdaq. In its application of such standards the Board takes into consideration all transactions with Independent Directors and the impact of such transactions, if any, on any of the Independent Directors’ ability to continue to serve on our Board. To that end, for the fiscal year ended 2007, our Board considered the options awarded to the Independent Directors disclosed above in “Item 10 — Executive Compensation — Director Compensation”, and determined that those transactions were within the limits of the independence standards set by Nasdaq and did not impact their ability to continue to serve as Independent Directors.
Item 13. Exhibits
Exhibits:

Exhibit
No.	Description

3.1	Certificate of Incorporation of AdStar (1)

3.1a	Amendment to Certificate of Incorporation, as filed with the Secretary of State of Delaware on July 11, 2001 (2)

3.1b	Amendment to Certificate of Incorporation, as filed with the Secretary of State of Delaware on November 11, 2004 (3)

3.2	By-Laws of AdStar (1)

4.1	Specimen Stock Certificate (1)

4.6	Form of 5-year warrant issued in connection with the Private Placement of AdStar Common Stock in September 2003 (4)

10.1**	1999 Stock Option Plan (1)

10.2**	2004 Stock Option Plan (5)

10.3**	Employment Agreement between AdStar and Leslie Bernhard, dated December 21, 2005 (7)

10.4**	Employment Agreement Amendment between AdStar and Leslie Bernhard, dated December 21, 2005 (7)

10.5**	Employment Agreement between AdStar and Eli Rousso, dated December 21, 2005 (7)

10.6**	Employment Agreement Amendment between AdStar and Eli Rousso, dated December 21, 2005 (7)

14.1	Code of Ethics (6)

21.1	Subsidiaries(6)

Exhibit
No.	Description

23.2	Consent of Holtz Rubenstein Reminick LLP *

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
          Notes to exhibits

*	Filed herewith

**	Indicates a management contract or compensatory plan or arrangement

(1)	Filed on October 1999 as an exhibit with the same number to Registration Statement on Form SB-2 (No. 333-84209), and incorporated herein by reference.

(2)	Filed as an exhibit to Quarterly Report on Form 10QSB for the period ended September 30, 2001 and incorporated herein by reference.

(3)	Filed as an exhibit to the Annual Report on Form 10KSB for the period ended December 31, 2004 and incorporated herein by reference.

(4)	Filed on October 16, 2003 as an exhibit with the same number to Registration Statement on Form S-3 (No. 333-109757) and incorporated herein by reference.

(5)	Filed on October 13, 2004 as Appendix A to the Schedule 14A Proxy Statement and incorporated herein by reference.

(6)	Filed as an exhibit to the Annual Report on Form 10KSB for the period ended December 31, 2003 and incorporated herein by reference.

(7)	Filed as an exhibit to the Annual Report on Form 10KSB for the period ended December 31, 2005 and incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Fees paid for audit and related services to our principal accounting firm, Holtz Rubenstein Reminick LLP, fiscal years ended December 31, 2006 and 2007 are as follows:

	2007	2006
Audit fees	$158,000	$141,000
Audit related fees	7,000	5,000

Total audit and audit related fees	$165,000	$146,000

Tax fees	25,000	24,000
All other fees	—	—

Total fees	$190,000	$170,000

Audit-Related Fees
     The Audit-Related Fees set forth in the table above consist primarily of consulting on regulatory filings and consulting and research on specific accounting issues that pertained to our on-going operations and the audit, including, technical research associated with revenue recognition, software capitalization, and Compliance with the provisions of Sarbanes Oxley.
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
Leslie Bernhard,
President and Chief Executive Officer

Date: March 31, 2008
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2008.

Signature	Title

Principal Executive Officer

/s/ Leslie Bernhard	President and Chief Executive Officer and Director

Leslie Bernhard

Principal Financial Officer

/s/ James Linesch	Chief Financial Officer

James Linesch

Directors

/s/ Eli Rousso	Director

Eli Rousso

/s/ Jeffrey Baudo	Director

Jeffrey Baudo

/s/ John C. Rudy	Director

John C. Rudy

/s/ Michael J. Jackson	Director

Michael J. Jackson

/s/ Michael Dubreuil	Director

Michael Dubreuil

/s/ Peter M. Zollman	Director

Peter M. Zollman

Report of Independent Registered Public Accounting Firm
Board of Directors
Adstar, Inc.
Marina del Rey, California
We have audited the accompanying consolidated balance sheet of Adstar, Inc, and Subsidiary (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adstar, Inc, and Subsidiary as of December 31, 2007 and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring losses and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
/s/ Holtz Rubenstein Reminick LLP
New York, New York
March 1, 2008, except for Note 13, the date of which is March 18, 2008

AdStar, Inc. and Subsidiary
Consolidated Balance Sheet
As of December 31, 2007

Assets

Current assets:
Cash and cash equivalents	$717,000
Accounts receivable, net of allowance for doubtful accounts of $71,000	571,000
Notes receivable from officers — current portion	9,000
Prepaid and other current assets	126,000

Total current assets	1,423,000

Notes receivable from officers, net of current portion	197,000
Property and equipment, net	109,000
Capitalized and purchased software, net	261,000
Intangible assets, net	1,133,000
Goodwill	2,132,000
Other assets	40,000

Total assets	$5,295,000

Liabilities and Stockholders’ Equity

Current liabilities:
Due to publications	$1,223,000
Accounts payable and accrued expenses	630,000
Deferred revenue and customer deposits — current portion	113,000
Capital lease obligations — current portion	6,000

Total current liabilities	1,972,000

Deferred revenues, net of current portion	24,000
Capital lease obligations, net of current portion	20,000

Total liabilities	2,016,000

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, par value $0.0001; authorized 5,000,000 shares; 0 issued and outstanding	—
Common Stock, par value $0.0001; authorized 40,000,000 shares; 20,209,648 issued and 20,141,852 outstanding	2,000
Additional paid-in capital	27,051,000
Treasury stock; 67,796 shares, at cost	(68,000)
Accumulated deficit	(23,706,000)

Total stockholders’ equity	3,279,000

Total liabilities and stockholders’ equity	$5,295,000

     The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years
Ended December 31, 2007 and 2006

	2007	2006
ASP, net	$1,910,000	$1,908,000
Licensing and software	2,282,000	2,477,000
Customization and other	568,000	729,000

Net revenues	4,760,000	5,114,000

Cost of revenues, including depreciation and amortization of $339,000 and $432,000	2,067,000	2,112,000

Gross profit	2,693,000	3,002,000

General and administrative expense	2,226,000	1,900,000
Product maintenance and development costs	1,627,000	934,000
Selling and marketing expense	2,127,000	1,468,000
Amortization of customer list	88,000	88,000

Loss from operations	(3,375,000)	(1,388,000)

Interest income	78,000	13,000
Interest expense	(5,000)	(5,000)

Loss before income taxes	(3,302,000)	(1,380,000)

Provision for income taxes	(8,000)	(13,000)

Net loss	$(3,310,000)	$(1,393,000)

Loss per share — basic and diluted	$(0.16)	$(0.07)
Weighted average number of shares — basic and diluted	20,122,014	19,339,000
     The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Two Years
Ended December 31, 2007

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2005	18,250,287	$2,000	67,796	$(68,000)	$23,683,000	$(19,003,000)	$4,614,000
Common Stock sale, net of offering costs	1,000,000	—	—	—	1,440,000	—	1,440,000
Non-cash financing cost of warrants issued in connection with Common Stock sale					(20,000)		(20,000)
Warrants issued in connection with Common Stock sale					20,000		20,000

Warrants exercised	91,486	—	—	—	85,000	—	85,000

Options exercised	297,278	—	—	—	265,000	—	265,000

Stock option compensation					360,000		360,000

Net loss	—	—	—	—	—	(1,393,000)	(1,393,000)

Balance, December 31, 2006	19,639,051	2,000	67,796	(68,000)	25,833,000	(20,396,000)	5,371,000

Warrants issued in connection with Nokia contract					216,000		216,000

Warrants exercised	20,000	—	—	—	15,000	—	15,000

Options exercised	550,597	—	—	—	344,000	—	344,000

Stock option compensation					643,000		643,000

Net loss	—	—	—	—	—	(3,310,000)	(3,310,000)

Balance, December 31, 2007	20,209,648	$2,000	67,796	$(68,000)	$27,051,000	$(23,706,000)	$3,279,000

     The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Two Years
Ended December 31,

	2007	2006
Cash flows from operating activities:
Net loss	$(3,310,000)	$(1,393,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	508,000	593,000
Loss on disposal of equipment	6,000	—
Stock based charges	859,000	360,000
Write-down of capitalized software	357,000	—
Bad debt provision (recovery)	(17,000)	8,000
Changes in assets and liabilities:
Accounts receivable	(82,000)	91,000
Prepaids and other assets	73,000	(67,000)
Due to publications	42,000	(133,000)
Accounts payable and accrued expenses	(40,000)	(7,000)
Deferred revenue and customer deposits	(168,000)	31,000

Net cash used in operating activities	(1,772,000)	(517,000)

Cash flows from investing activities:
Additions to capitalized and purchased software	(373,000)	(19,000)
Purchase of property and equipment	(45,000)	(25,000)
Additions to intangible assets	—	(5,000)
Repayment of officer receivable	10,000	8,000

Net cash used in investing activities	(408,000)	(41,000)

Cash flows from financing activities:
Sale of common stock, net of costs	—	1,440,000
Proceeds from exercise of options and warrants	359,000	350,000
Principal repayments on loans from shareholders	—	(21,000)
Principal repayments on capital leases	(7,000)	(4,000)

Net cash provided by financing activities	352,000	1,765,000

Net (decrease) increase in cash and cash equivalents	(1,828,000)	1,207,000
Cash and cash equivalents at beginning of year	2,545,000	1,338,000

Cash and cash equivalents at end of year	$717,000	$2,545,000

     The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Notes to Consolidated Financial Statements
1.	Organization and Business

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

On October 21, 2003, AdStar acquired all of the business and assets of Edgil Associates, Inc. (“Edgil”). Edgil was incorporated in the State of Massachusetts on February 22, 1984 as a C-Corporation. Edgil, based in Billerica, Massachusetts, is a provider of complete automated payment processing systems and content processing solutions for the publishing industry. Edgil’s core business has been licensing proprietary software systems and supplying the related support and maintenance.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its required minimum level of operations. At December 31, 2007, we had an accumulated deficit of $23,706,000. We have incurred significant recurring net losses. For the years ended December 2007 and 2006 we had net losses of $3,310,000 and $1,393,000. Our 2007 net losses were principally attributable to our business development costs and software development costs. At December 31, 2007, the Company had negative working capital of $549,000.

Revenues for the year ended December 31, 2007 have decreased to $4,760,000 from $5,114,000 in the prior year. While the Company continues to add new customers and revenues, such increases in revenues may be mitigated by losses of certain revenues from customers who elect to utilize other applications for processing their web-based advertising placements. Company management has become aware that one of its largest customer publications may convert to an in-house system for its web-based ad intake sometime in 2008, representing approximately 12% of revenues in 2007, approximately 12% of accounts receivable at December 31, 2007, and approximately $320,000 of due to publications at December 31, 2007. A definitive timetable for this conversion has not been established and the Company has not received notification of a change.

The Company may continue to incur losses until it is able to increase revenues significantly from fees derived from its advertising intake and payment processing services. Operational cash expenditures are anticipated to decrease as a result of cost cutting strategies, including a reduction in staff during the fourth quarter of 2007 and first quarter of 2008. The ASP business continues to be adopted by new customers in the marketplace. However, the ability to increase revenues from ASP service offerings during the next 12 months may be hampered by the current unstable climate in the advertising market relating to newspaper publishers and state of the economy in general. These factors, coupled with possible competition from other vendors, the extended selling cycle in the industry, and customer delays in customization and implementations, could delay its ability to increase revenue to a level sufficient to cover expenses.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. At December 31, 2007, the company had cash balances held at a financial institution which exceed FDIC insurance limits by $617,000.

Supplemental schedule of noncash investing and financing activities for the two years ended December 31, 2007:

	2007	2006
Supplemental cash flow disclosure:
Taxes paid	$18,000	$15,000
Interest paid	$5,000	$5,000
Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk are principally comprised of cash; trade accounts receivable and shareholder loans.

The Company generally contracts with individual publication customers for its services, however, a number of publication customers fall under common enterprise ownership. For the year ended December 31, 2007, three groups of customers, under common ownership, accounted for 19%, 12% and 12% of the Company’s revenues. For the year ended December 31, 2006, three groups of customers, under common ownership, accounted for 17%, 13% and 11% of the Company’s revenues. At December 31, 2007, three groups of customers, under common ownership, accounted for 25%, 13% and 13% of the Company’s accounts receivable, respectively. At December 31, 2006, two groups of customers, under common ownership, accounted for 23% and 10% of the Company’s accounts receivable, respectively.

The majority of the Company’s customers have historically consisted of newspapers and publishers of classified advertisements. The Company’s customers on its website are the general public.

Accounts Receivable and Allowance for Doubtful Accounts

We regularly evaluate the collectibility of our trade receivables based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, due to a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. We also record reserves for bad debts for all other customers based on certain other factors including length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.

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

Software Development Costs

In March 2000, the Financial Accounting Standards Board’s Emerging Issue Task Force (“EITF”) issued EITF No. 00-2 “Accounting for Web Site Development Costs”, which provides guidance with respect to capitalization of certain costs incurred in connection with Web development activities and references Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”. In accordance with these pronouncements, costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred. Certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, the Company capitalizes a portion of the internal labor costs and external consulting costs associated with essential website development and enhancement activities. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years. In accordance with this policy, the Company has capitalized expenditures incurred to enhance the AdStar ASP application suite of products. At December 31, 2007, the Company has capitalized software development costs of $3,385,000, with associated accumulated amortization of $3,124,000. During the fiscal quarter ended September 30, 2007, the Company capitalized certain development costs, in the aggregate amount of 275,000. During the quarter ended December 31, 2007, the Company determined that the initial commercial use of the software was delayed. Due to uncertainty in the deployment of this software, the Company has determined that the amount should be recorded to expense during the year ended December 31, 2007.

Intangible Assets

Intangible assets are comprised of purchased customer list, trademarks, license agreements and proprietary technology and are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated useful lives of the intangible assets of 5 and 17 years.

Long-Lived Assets

The carrying value of long-lived assets, as defined under SFAS 144, is periodically reviewed by management and impairment losses, if any, are recognized when the expected undiscounted future operating cash flows derived from such assets are less than their carrying value.

Goodwill

In accordance with SFAS No. 142, the Company recorded goodwill of $2,132,000 from the purchase of Edgil Associates, Inc. In accordance with SFAS 142 the Company does not amortize goodwill. However the Company evaluates goodwill at least on an annual basis for impairment or when there are indications of impairment. In future periods if goodwill is determined to be impaired, the Company will recognize a non-cash charge equal to the excess of the carrying value over the fair value. There can be no assurance that future evaluations of goodwill will not result in impairment and a charge to earnings.

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

Deferred revenue consists primarily of deferred revenues from long-term License and Software contracts, PCS maintenance arrangements prepaid annually and customization and other revenues billed and paid in advance. Revenues from upfront license fees, monthly fees and PCS under software maintenance arrangements is based upon renewal rates and is recognized ratably over the term of the arrangement, licenses and maintenance generally range from month-to-month up to 10 years on AdStar and 1 year up to 25 on Edgil, respectively. At December 31, 2007, deferred revenues are $132,000, revenues from PCS contracts paid in advance and $5,000 prepaid customer deposits. Revenue from software customization services is recognized upon the completion of services.

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

Advertising Costs

The Company expenses the costs of advertising in the periods in which those costs are incurred. Advertising expense was approximately $4,000 for both the years ended December 31, 2006 and 2007.

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

For the years ended December 31, 2007 and 2006, diluted earnings (loss) per share does not include 2,642,583 and 2,470,978, respectively of options and warrants to purchase Common Stock, as their inclusion is antidilutive.

Warranties and Product liability

The Company warrants that its products conform to their respective functional specifications. The Company’s customized software products, ASP application products and Software License Agreements are warranted to perform as designed. Such warranties are extended throughout the term of extended service agreements that clients enter into with the Company. Direct costs associated with the initial period of service have been insignificant and are generally covered by upfront fees. At December 31, 2007 and 2006 all costs associated with contract service were recorded directly into cost of revenues.

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

Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which often is the vesting period.

See Note 11 for further information regarding stock-based compensation assumptions and expenses.

Fair Value Disclosures

The fair value of each option grant was determined using the Black-Scholes option-pricing model. The Company calculated the fair value of each option granted on the date of grant using the minimum value method or Black-Scholes model as prescribed by SFAS No. 123 using the following assumptions:

	Year Ended December 31,
	2007	2006
Risk-free interest rate	4.6%	4.7%
Expected lives (years)	3.9	3.5
Dividend yield	0.0%	0.0%
Expected volatility	76.2%	73.7%
Forfeiture rate	10%	10%
New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company. The adoption of SFAS No. 157 is not anticipated to have a material impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS 141(R) is not permitted.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS 160 is not permitted. The Company is currently evaluating the impact that SFAS 160 will have on our financial statements and disclosures.
3.	Property and Equipment

Property and equipment consisted of the following at December 31, 2007:

Computer equipment	$429,000
Production equipment	234,000
Furniture and fixtures	101,000
Leasehold improvements	10,000

774,000
Less: Accumulated depreciation and amortization	665,000

Property and equipment, net	$109,000

Computer equipment and furniture and fixtures include equipment held under capital leases of $36,000. Depreciation and amortization expense for December 31, 2007 and 2006 was approximately $57,000 and $61,000 including amortization of computer equipment and furniture and fixtures held under capital leases of approximately $1,000 in each year. Accumulated depreciation on property and equipment held under capital leases was $5,000 and $4,000 at December 31, 2007 and 2006, respectively.

4.	Capitalized and Purchased Software

Capitalized and purchased software consisted of the following at December 31, 2007:

Capitalized software	$2,811,000
Purchased software	574,000

3,385,000
Less: Accumulated depreciation and amortization	3,124,000

Capitalized and purchased software, net	$261,000

Amortization expense for capitalized and purchased software for the years ended December 31, 2007 and 2006 was approximately $362,000 and $444,000, respectively.

5.	Intangible Assets

Intangible assets are comprised of the following at December 31, 2007:

Customer list	$1,500,0000
Trademarks	202,000

1,702,000
Less: Accumulated amortization	569,000

Intangible assets, net	$1,133,000

Amortization expense for the years ended December 31, 2007 and 2006 was approximately $88,000 in both years. Amortization of intangibles is as follows for the years ending December 31:

2008	$89,000
2009	89,000
2010	89,000
2011	89,000
2012	89,000
Thereafter	688,000

Total	$1,133,000

6.	Due to publications

The Company processes credit cards on behalf of certain of its customers as part of ASP services provided. Due to publications is a result of contractual customer arrangements whereby the Company receives net proceeds daily on behalf of these customers for third party ads placed via credit card. These transactions are collected, reconciled monthly and submitted to the publication, net of processing fees, generally within 30 days from the month end. The balance of Due to Publications at December 31, 2007 was $1,223,000.

7.	Income Taxes

Provision for income taxes consists of the following:

	2007	2006

Current taxes
Federal	$—	$—
State	8,000	13,000

Deferred
Federal	(1,296,000)	(516,000)
State	(203,000)	(94,000)

Total deferred taxes	(1,499,000)	(610,000)

Change in valuation allowance	1,499,000	610,000

Income tax provision	$8,000	$13,000

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components for the Company’s deferred taxes at December 31, 2007 consisted of the following:

2007
Deferred tax assets:
Net operating loss carry forwards	$8,054,000
Other	375,000

Gross deferred tax asset	8,429,000

Deferred tax liability
Depreciation and amortization	(430,000)

Gross deferred tax liabilities	(430,000)

Net Deferred tax asset	7,999,000
Less: Valuation allowance	(7,999,000)

Gross deferred tax asset	$—

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

As of December 31, 2007, the Company has federal net operating loss carry forwards of approximately $21,187,000, and has state net operating loss carry forwards of approximately $9,619,000. The federal and state net operating loss carry forwards will begin to expire in 2018 and 2006, respectively. The Company’s ability to utilize net operating loss carry forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

The provision for income taxes for the years ended December 31, 2006 and 2007 differs from the amount that would result from applying the federal statutory rate as follows:

	2007	2006
Statutory regular federal income tax rate	(34.0%)	(34.0%)
State taxes, net of federal benefit	(3.5%)	(4.1%)
Change in valuation allowance	36.5%	37.1%

	(1.0%)	(1.0%)

8.	Capitalization

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

As of December 31, 2007, there was $179,000 of unrecognized compensation cost, net of forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately three years. At December 31, 2007, there were 576,000 shares available for future grants under the Plans.

The assumptions used to value option grants are as follows:

Year Ended
December 31, 2007
Risk-free interest rate	4.6%
Expected lives (years)	3.9
Dividend yield	0.0%
Expected volatility	76.2%

During the year ended December 31, 2007, the Company issued 596,000 options to its employees; and 265,000 options were granted to consultants in connection with services to be rendered. Total stock-based compensation recognized on the Company’s consolidated statement of operations for the year ended December 31, 2007 is $643,000.

During the year ended December 31, 2007, 550,597 stock options were exercised, with net cash receipts of $344,000. The total intrinsic value of options exercised during the year ended December 31, 2007 was $882,000.

The following table summarizes all stock option activity for the year ended December 31, 2007 and includes all options currently outstanding under the Plans and 530,000 non-qualified options issued outside the Plans.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2006	2,209,844	$1.80
Granted	861,000	1.87
Exercised	(550,597)	.64
Forfeited	(218,000)	1.78

Outstanding at December 31, 2007	2,302,247	$2.11	3.28	$—

Options exercisable at December 31, 2007	1,880,250	$2.15	3.16	$—

The following table summarizes information about stock options outstanding at December 31, 2007:

				Options Exercisable at
	Options Outstanding at December 31, 2007			December 31, 2007
		Weighted Average	Weighted
	Number of	Remaining	Average	Number of	Weighted
Range of	Shares	Contractual Life	Exercise	Shares	Average
Exercise Price	Outstanding	(years)	Price	Exercisable	Exercise Price
$0.01 – $0.99	323,590	3.18	$0.74	287,091	$0.72
$1.00 – $1.99	541,656	3.33	$1.42	372,657	$1.37
$2.00 – $2.99	987,001	3.44	$2.41	770,502	$2.42
$3.00 – $4.50	450,000	2.97	$3.25	450,000	$3.25

	2,302,247			1,880,250

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

During the year ended December 31, 2007, 20,000 warrants were exercised, with net cash receipts of $15,000.

The following table summarizes activity for the year ended December 31, 2007.

		Weighted
		Average Exercise
	Shares	Price
Outstanding at December 31, 2006	261,134	$2.60

Issued	100,000	2.45
Exercised	(20,000)	0.75
Forfeited	(798)	0.75

Outstanding at December 31, 2007	340,336	$2.67

Warrants exercisable at December 31, 2007	340,336	$2.67

9.	Shareholder receivable

In July 2002, AdStar entered into a loan transaction with Leslie Bernhard, President and Chief Executive Officer and Eli Rousso, Executive Vice President and Chief Technical Officer for $110,434 and $100,000, respectively. As part of the transaction, Ms. Bernhard and Mr. Rousso each issued to AdStar an unsecured, non-negotiable promissory note bearing interest at 5.56% with monthly principal and interest payments of $763 and $691, respectively. The notes are payable on a monthly basis, with all remaining outstanding principal and interest amounts due on July 31, 2022. Concurrently, an outstanding note from Ms. Bernhard in the amount of $39,566 was restructured under the same terms and conditions as the aforementioned new note. The loans are forgiven if there is a change in control in AdStar or if the loan holder is dismissed for other than cause as defined by the loan and employment agreements. At December 31, 2007 the balance outstanding on the notes receivable was $206,000.

10.	Commitments and Contingencies

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

Future minimum lease payments under the non-cancelable operating and capital leases as of December 31, 2007 are as follows:

	Operating	Capital
Years Ending December 31,	Leases(a)	Leases
2008	$210,000	$10,000
2009	161,000	9,000
2010	66,000	9,000
2011	56,000	4,000
2012	—	—

Total minimum obligations	$493,000	32,000

Less: Amounts representing interest		(6,000)

Present value of minimum obligations		26,000
Less: Current portion		(6,000)

Non-current portion		$20,000

(a)  Operating lease commitments are presented net of sublease rentals. Gross operating lease commitments for the periods above aggregate to approximately $592,000, offset by sublease rentals for the same periods of approximately $99,000.
Rent expense for the years ended December 31, 2006 and 2007 was approximately $240,000 and $263,000, respectively, including month-to-month rentals.

In the normal course of business, various claims and lawsuits may, from time-to-time, be filed against the Company. There are no claims or lawsuits outstanding at December 31, 2007.

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

In January 2001, AdStar entered into a 2-year employment contract with Mr. Jeffrey Baudo, its Chief Operating Officer. Pursuant to his employment agreement, Mr. Baudo was retained as our Chief Operating Officer at an annual rate of $213,000 per year, and granted options to purchase 100,000 shares of AdStar’s Common Stock. Subsequently, as of July 1, 2002, Mr. Baudo agreed to an amendment to his employment agreement reducing his annual rate of compensation to $191,700. Mr. Baudo’s contract was extended for one year with successive one-year terms for the same salary under essentially the same terms and conditions, effective January 22, 2003. On December 21, 2005, Mr. Baudo executed an employment agreement amendment that voluntarily reduced his salary to $182,115 per year, unless he provides 10 days written notice that the reduction is no longer in effect. Mr. Baudo is the brother of Leslie Bernhard.

Mr. Linesch, the Company’s Chief Financial Officer, is entitled to severance compensation in the event of a change in ownership or control of the Company or termination for convenience, in an amount equivalent to approximately six months of his aggregate monthly compensation at the time of termination.

11.	Related party transactions

At December 31, 2007, the Tribune Company owned 3,443,457 shares of AdStar common stock. During the years ended December 31, 2007 and 2006 the Company’s total revenues derived from Tribune Company agreements were $884,000 and $849,000 respectively.

12.	Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan that covers substantially all employees. Contributions to the Plan may be made by the Company (which are discretionary) or by plan participants through elective salary reductions. During the years ended December 31, 2007 and 2006, contribution expense was $23,000 and $18,000 respectively.

13.	Subsequent Event

On March 18, 2008, AdStar, Inc. (the “Company”) received a staff determination notice from the NASDAQ Stock Market (“NASDAQ”) indicating that the Company failed to regain compliance with the $1.00 minimum closing bid price per share requirement for continued listing or demonstrate that it meets the criteria for initial listing during the compliance period of 180 calendar days (expiring on March 17, 2008) previously afforded to the Company on September 17, 2007 pursuant to NASDAQ Marketplace Rules 4310(c)(8)(D) and 4310(c)(4). According to the notice, the Company’s securities will be subject to suspension and delisting from the Nasdaq Capital Market at the opening of business on March 27, 2008 unless the Company requests a hearing to appeal this determination by 4:00 p.m. Eastern Time on March 25, 2008 pursuant to the procedures set forth under the applicable NASDAQ Marketplace Rule. At this time, the Company does not plan on appealing this determination and expects its securities to continue trading on the OTC Bulletin Board at such time.