Form 10-Q
period 2008-03-31
ADSTAR INC
filed 2008-05-15
CIK 1091599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      ☑      No      ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐      No      ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 20,391,852 shares of Common Stock outstanding as of May 9, 2008.

ADSTAR, INC. AND SUBSIDIARY
Form 10-Q Report
TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Interim condensed consolidated financial Statements

Balance Sheet — March 31, 2008 (unaudited) and December 31, 2007	3

Statements of Operations for the three month periods ended March 31, 2008 and 2007 (unaudited)	4

Statements of Cash Flows for the month periods ended March 31, 2008 and 2007 (unaudited)	5

Notes to Interim Financial Statements (unaudited)	6

Item 2. Management’s discussion and analysis of financial condition and results of operations	11

Item 3. Quantitative and qualitative disclosures about market risk	15

Item 4 T. Controls and procedures	15

PART II — OTHER INFORMATION

Item 2. Unregistered sales of equity securities and use of proceeds	17

Item 6. Exhibits	17

Signatures	18
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
FORWARD-LOOKING STATEMENTS
Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein shall mean AdStar, Inc., a Delaware corporation, and subsidiary.

PART I — FINANCIAL INFORMATION
AdStar, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$511,000	$717,000
Accounts receivable, net of allowance for doubtful accounts of $71,000 for both periods	570,000	571,000
Notes receivable from officers — current portion	10,000	9,000
Prepaid and other current assets	144,000	126,000

Total current assets	1,235,000	1,423,000

Notes receivable from officers, net of current portion	195,000	197,000
Property and equipment, net	99,000	109,000
Capitalized and purchased software, net	179,000	261,000
Intangible assets, net	1,110,000	1,133,000
Goodwill	2,132,000	2,132,000
Other assets	35,000	40,000

Total assets	$4,985,000	$5,295,000

Liabilities and Stockholders’ Equity

Current liabilities:
Due to publications	$1,419,000	$1,223,000
Accounts payable and accrued expenses	593,000	630,000
Deferred revenue and customer deposits — current portion	143,000	113,000
Capital lease obligations — current portion	6,000	6,000

Total current liabilities	2,161,000	1,972,000

Deferred revenues, net of current portion	24,000	24,000
Capital lease obligations, net of current portion	18,000	20,000

Total liabilities	2,203,000	2,016,000

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $0.0001; authorized 5,000,000 shares; 0 issued and outstanding	—	—
Common Stock, par value $0.0001; authorized 40,000,000 shares; 20,459,648 and 20,209,648 issued and outstanding, respectively	2,000	2,000
Additional paid-in capital	27,331,000	27,051,000
Treasury stock; 67,796 shares, at cost, respectively	(68,000)	(68,000)
Accumulated deficit	(24,483,000)	(23,706,000)

Total stockholders’ equity	2,782,000	3,279,000

Total liabilities and stockholders’ equity	$4,985,000	$5,295,000

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Quarter ended
	March 31,
	2008	2007
ASP, net	$421,000	$459,000
Licensing and software	551,000	633,000
Customization and other	80,000	273,000

Net revenues	1,052,000	1,365,000

Cost of revenues	435,000	579,000

Gross profit	617,000	786,000

General and administrative expense	645,000	563,000
Product maintenance and development costs	387,000	319,000
Selling and marketing expense	342,000	885,000
Amortization of customer list	22,000	22,000

Loss from operations	(779,000)	(1,003,000)

Interest income	6,000	10,000
Interest expense	(1,000)	(2,000)

Loss before income taxes	(774,000)	(995,000)

Provision for income taxes	3,000	3,000

Net loss	$(777,000)	$(998,000)

Loss per share — basic and diluted	$(0.04)	$(0.05)
Weighted average number of shares — basic and diluted	20,286,571	20,130,140
The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Quarter ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(777,000)	$(998,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,000	130,000
Loss on disposal of equipment	—	7,000
Stock based charges	280,000	546,000
Bad debt recovery	—	(10,000)
Changes in assets and liabilities:
Accounts receivable	1,000	(193,000)
Prepaids and other assets	(13,000)	5,000
Due to publications	196,000	267,000
Accounts payable and accrued expenses	(37,000)	(39,000)
Deferred revenue and customer deposits	30,000	29,000

Net cash used in operating activities	(198,000)	(256,000)

Cash flows from investing activities:
Additions to capitalized and purchased software	(3,000)	(3,000)
Purchase of property, equipment and intangible assets	(4,000)	(17,000)
Repayment of officer receivable	1,000	2,000

Net cash used in investing activities	(6,000)	(18,000)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	—	361,000
Principal repayments on capital leases	(2,000)	(1,000)

Net cash (used in) provided by financing activities	(2,000)	360,000

Net (decrease) increase in cash and cash equivalents	(206,000)	86,000
Cash and cash equivalents at beginning of period	717,000	2,545,000

Cash and cash equivalents at end of period	$511,000	$2,631,000

The accompanying notes are an integral part of these consolidated financial statements.

AdStar, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)
1.	General

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

The interim financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The accompanying financial statements have been prepared assuming the Company will have liquidity to maintain its required minimum level of operations. At March 31, 2008, the Company’s accumulated deficit was $24,483,000, resulting from recurring net losses. For the years ended December 2007 and 2006, the net losses were $3,310,000 and $1,393,000 respectively, and for the three months ended March 31, 2008, the net losses were $777,000. At March 31, 2008, the Company had a working capital deficit of $926,000, compared to a working capital deficit of $549,000 at December 31, 2007.

Revenues for the three month period ended March 31, 2008 have decreased to $1,052,000 from $1,365,000 in the prior year. The Company has been notified of the termination of one of its largest customer publications, representing approximately 12% of its revenues in 2007 and 11% of its revenues during the quarter ended March 31, 2008.

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

The Company generally contracts with individual publication customers for its services, however, a number of publication customers fall under common enterprise ownership. For the three months ended March 31, 2008, three groups of customers, under common ownership, accounted for 19%, 12% and 12% of the Company’s revenues. For the three months ended March 31, 2007, three groups of customers, under common ownership, accounted for 20%, 11% and 11% of the Company’s revenues. At March 31, 2008, three groups of customers, under common ownership, accounted for 18%, 15% and 12% of the Company’s accounts receivable, respectively. At December 31, 2007, three groups of customers, under common ownership, accounted for 25%, 13% and 13% of the Company’s accounts receivable, respectively.

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

For the period ended March 31, 2008 and March 31, 2007 the weighted average shares outstanding as used in the calculation of diluted loss per share does not include options and warrants to purchase 2,588,583 and 2,485,583 shares of common stock, respectively, as their inclusion would be antidilutive.

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

As of March 31, 2008, there was $211,000 of unrecognized compensation cost, net of forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years. At March 31, 2008, there were 628,000 shares available for future grants under the Plans.

     The assumptions used to value option grants are as follows:

Three Months Ended
March 31, 2008
Risk-free interest rate	2.2%
Expected lives (years)	3.5
Dividend yield	0.0%
Expected volatility	90.6%
During the three and three months ended March 31, 2008, the Company issued 4,000 options to its employees. On March 3, 2008, the Company repriced 1,488,581 employee and director options to an exercise price of $0.32. Such options had previously been issued at exercise prices between $0.62 per share and $3.50 per share. The total increase in stock compensation expense, as a result of the repricing, was $149,000; of which $145,000 was recognized in the quarter ended March 31, 2008. Total stock-based compensation recognized on the Company’s consolidated statement of operations for the three months ended March 31, 2008 was $280,000, which includes $80,000 of shares issued to a consultant and $200,000 of stock option expense. There were no stock options exercised in the three months ended March 31, 2008.

The following table summarizes all stock option activity for the three months ended March 31, 2008 and includes all options currently outstanding under the Plans and 530,000 non-qualified options issued outside the Plans.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2007	2,302,247	$2.11
Granted	4,000	0.33
Exercised	—	—
Forfeited	(58,000)	1.23

Outstanding at March 31, 2008	2,248,247	$2.13	3.02	$0

Options exercisable at March 31, 2008	1,995,916	$0.84	2.95	$0

The following table summarizes information about stock options outstanding at March 31, 2008:

				Options Exercisable at
	Options Outstanding at March 31, 2008			March 31, 2008
		Weighted Average	Weighted
	Number of	Remaining	Average	Number of	Weighted
Range of	Shares	Contractual Life	Exercise	Shares	Average
Exercise Price	Outstanding	(years)	Price	Exercisable	Exercise Price
$0.01 — $0.99	1,503,914	2.89	$0.32	1,401,582	$0.32
$1.00 — $1.99	296,666	2.97	$1.45	196,667	$1.42
$2.00 — $2.99	447,667	3.49	$2.44	397,667	$2.37
$3.00 — $4.50	—	—	—	—	—

	2,248,247			1,995,916

Warrants

During the three months ended March 31, 2008, there were no warrants granted, exercised or forfeited. At March 31, 2008, there were 340,336 warrants outstanding and exercisable at a weighted average price of $2.67 per share.

The following table summarizes the outstanding warrants, all of which are currently exercisable, to purchase Common Stock at March 31, 2008:

Number	Exercise Price	Expiration Date
15,336	$1.87	March 2009
120,000	$2.58	April 2011
80,000	$2.80	April 2011
25,000	$4.00	February 2009
100,000	$2.45	February 2017
4.	Subsequent Event

On April 7, 2008, the Company granted 750,000 stock options to a consultant as compensation for his services. These options expire five years from the grant date and are exercisable one year from the grant date at an exercise price of $0.21 per share, the per share market value on the grant date.

Item 2. Management’s discussion and analysis of financial condition and results of operations
Results of Operations
The following table sets forth the results of operations expressed as a percentage of net revenues.

	Three Months Ended
	March 31,
	2008	2007

ASP, net	40%	34%
Licensing and software	52%	46%
Customization and other	8%	20%

Net revenues	100%	100%
Cost of revenues	41%	42%

Gross Profit	59%	58%

General and administrative expense	61%	41%
Product maintenance and development costs	37%	23%
Selling and marketing expense	33%	65%
Amortization of customer list	2%	2%

Income (loss) from operations	(74%)	(73%)
Interest income	—	—
Interest expense	—	—

Loss before taxes	(74%)	(73%)
Provision for taxes	—	—

Net loss	(74%)	(73%)

Three month periods ended March 31, 2008 and 2007
Revenues
     Net revenues for the three months ended March 31, 2008 decreased to $1,052,000 from $1,365,000 during the three months ended March 31, 2007, a net decrease of $313,000. The net revenues for 2008 decreased by $193,000 in Customization & Other revenues, $82,000 in Licensing and Software revenues, and $38,000 in ASP revenues.
     The decrease in Customization & Other Revenues is due to less customization and installation projects in 2008, as compared to 2007. The decrease in Licensing and Software revenues is primarily due to decreased software license upgrade sales on our payment processing software. The decrease in ASP revenues is primarily due a reduced volume of ASP transactions processed and to the cancellation of several customers.
Cost of revenues
     Cost of revenues consists primarily of the costs to customize and install software applications, configure end-user software, install Web-based ad-taking software, provide technical customer training and end-user support, amortization of internally developed application modules, depreciation of production servers and related software, royalties, and co-location costs.
     Cost of revenues decreased to $435,000 in the three months ended March 31, 2008 from $579,000 during the three months ended March 31, 2007, a net decrease of $144,000 or 25%. Our gross profit margin for the three months ended March 31, 2008 increased to 59%, as compared to 58% in the same prior year period. The decrease in costs during the 2008 three month period, when compared to the same prior year period, is primarily due to decreased compensation costs, resulting from staffing reductions, and to reduced stock compensation costs. These cost reductions also caused the increase in profit margin percentage, as compared to the prior year.
General and administrative expense
     General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $645,000 during the three months ended March 31, 2008 from $563,000 during the three months ended March 31, 2007, a net increase of $82,000 or 15%. The increase in 2008 is primarily due to an increase in stock compensation expense of $61,000 and to an increase in professional fees and listing fees of $40,000; offset by a decrease in compensation costs of $19,000, over the same prior year period. The increase in professional fees is primarily due to consulting fees incurred in connection with compliance with the current provisions relating to Sarbanes-Oxley legislation. We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.
Product maintenance and development costs
     Product maintenance and development expenses consist of expenses to identify functional requirements, to plan, identify and conceptually design the required technical infrastructure, and to perform other general routine fixes. Our development activities have also included the development of prototypes for new service offerings. The costs consist primarily of personnel-related expenses for technical and design functions including outside consultants. Product maintenance and development expenses increased to $387,000 during the three months ended March 31, 2008 from $319,000 during the same prior year period, a net increase of $68,000. The increase in 2008, as compared to the same 2007 period, is primarily due to an increase in compensation related costs. Such cost increases were primarily due to staffing increases related to the development of new order entry applications related to mobile advertising.
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
Selling and marketing expenses
     Selling and marketing expenses consist primarily of direct charges for advertising, sales promotion, marketing and trade shows, as well as the cost of business development. Selling and marketing costs decreased to $342,000 in the three months ended March 31, 2008 from $885,000 for the same period in 2007, a net decrease of $543,000 or 61%. The decrease during the quarter, as compared to the same prior year period, is primarily due to decreases in compensation and travel costs of $239,000, decreases in stock compensation costs of $232,000, and to decreases in legal, trade show and office costs of $72,000. Such decreases were primarily a result of reduced business development activities.
Provision for Income Taxes
     The provision for income taxes is comprised primarily of state taxes. Federal income taxes are consolidated and we are currently in a loss carry-forward position for federal income taxes, due to the operating losses incurred through December 31, 2007. The federal net operating loss carry-forward balance as of March 31, 2008 was approximately $22 million. The net operating loss carry-forward is available to offset future taxable income through 2028. Some of the losses begin to expire in 2017.
Liquidity and Capital Resources
     At March 31, 2008, we had an accumulated deficit of $24,483,000. We have incurred significant recurring net losses. For the years ended December 2007 and 2006, the net losses were $3,310,000 and $1,393,000 respectively, and for the three months ended March 31, 2008 and 2007, the net losses were $777,000 and $998,000 respectively. The 2008 and 2007 net losses were principally attributable to business development activities and corporate costs that were not sufficiently supported by contributions from operations. We anticipate that we will continue to incur losses until we are able to increase revenues significantly from fees for advertising placement using our ASP and payment processing services.
     Revenues for the three month period ended March 31, 2008 have decreased to $1,052,000 from $1,365,000 in the prior year period. Revenue decreases may continue in future periods, primarily as a result of the cancellation of one of our largest customer publications, representing approximately 12% of our revenues in 2007 and 11% in the quarter ended March 31, 2008, and to decreases in classified advertisement placements throughout the newspaper industry.
     We have historically financed our business through a combination of cash generated from services rendered and from debt and equity financings. At March 31, 2008, we had negative working capital of $926,000 compared to negative working capital of $549,000 at December 31, 2007, a $377,000 decrease.
     As of March 31, 2008, we had cash and cash equivalents of approximately $511,000 compared to $717,000 as of December 31, 2007, a net decrease of $206,000. The net decrease in cash and cash equivalents was the result of $171,000 used in operating activities, $6,000 used in investing activities, and $29,000 used in financing activities.
     Net cash used in operations during the three months ended March 31, 2008 was $198,000 compared with $256,000 used in operations during the three months ended March 31, 2007. The decreased cash used in operations during 2008 was primarily due to the decreased loss in the 2008 period and to an increase in accounts receivable collections, as compared to the same prior year period.
     Net cash used in investing activities was $6,000 during the three months ended March 31, 2008 compared with $18,000 during the same prior year period. The increase of $12,000 is primarily the result of reduced equipment purchases during the quarter ended March 31, 2008.
     Net cash used in financing activities was $2,000 during the three months ended March 31, 2008 compared with cash provided by financing activities of $360,000 during the same prior year period. Net proceeds from the exercise of stock options and warrants were $361,000 in 2007, with no proceeds from the exercise of stock options and warrants in the 2008 period.
     We may continue to incur losses until we are able to increase revenues significantly from fees derived from our advertising intake and payment processing services. Operational cash expenditures are anticipated to decrease as a result of continuing cost cutting strategies. However, our ability to increase revenues from our ASP service offerings during the next 12 months may be hampered by the current unstable climate in the advertising market relating to newspaper publishers and state of the economy in general. These factors, coupled with possible competition from other vendors, the extended selling cycle in the industry, and customer delays in customization and implementations, could delay our ability to increase revenue to a level sufficient to cover expenses.
     The continuation of our business is dependent upon achieving a break even or profitable level of operations or on obtaining further financing. To the extent that funds generated from operations are insufficient, we will have to raise additional working capital from private placements, public offerings and/or debt financing. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If adequate working capital is not available we may be required to further reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives.
     These conditions raise doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.
     On March 18, 2008, we received a staff determination notice from the NASDAQ Stock Market (“NASDAQ”) indicating that the Company failed to regain compliance with the $1.00 minimum closing bid price per share requirement for continued listing or demonstrate that it meets the criteria for initial listing, during the compliance period of 180 calendar days. As a result, our securities were delisted from the Nasdaq Capital Market at the opening of business on March 27, 2008. Our securities continue trading on the OTC Bulletin Board under the same trading symbol “ADST”.
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
     We believe there have been no significant changes, during the three month period ended March 31, 2008, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Financial Condition and Results of Operations in their Annual Report on
     Form 10-KSB for the year ended December 31, 2007.
New accounting pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for AdStar. The adoption of SFAS No. 157 did not have a material impact on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our financial statements.
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
     The following table aggregates our expected contractual obligations and commitments subsequent to March 31, 2008:

		Less than	1 to 3
Contractual Obligations	Total	1 year	Years	3 to 5 Years
Employment agreements	$1,932,000	$617,000	$1,007,000	$308,000
Operating lease commitments	550,000	260,000	252,000	38,000
Capital lease commitment	31,000	10,000	20,000	1,000
Less: Interest on capital lease	(6,000)	(3,000)	(3,000)	—

	$2,507,000	$884,000	$1,276,000	$347,000
Less: Sublease income	(94,000)	(58,000)	(36,000)	—

	$2,413,000	$826,000	$1,240,000	$347,000

Item 3. Quantitative and qualitative disclosures about market risk.
A smaller reporting company is not required to provide the information required by this Item.
Item 4T. Controls and procedures.
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered sales of equity securities and use of proceeds
     In March 2008, we issued 250,000 shares of restricted Common Stock to an accredited investor for consulting services rendered. The shares had an approximate fair market value of $80,000. The issuance of these shares was pursuant to an exemption from registration provided under section 4(2) and 4(6) of the Securities Act of 1933, as amended (the “Act”). The stock certificate issued for the shares were imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an available exemption under the Act.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AdStar, Inc. (Registrant)
Date: May 15, 2008	/s/ Leslie Bernhard
Leslie Bernhard
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	/s/ James Linesch
James Linesch
Chief Financial Officer (Principal Financial Officer)